Form 10-Q
period 2010-03-31
CorMedix Inc.
filed 2010-05-11
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-34673

CORMEDIX INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

745 Rt. 202-206, Suite 303, Bridgewater, NJ	08807
(Address of Principal Executive Offices)	(Zip Code)

(908) 517-9500
(Registrant’s Telephone Number, Including Area Code)

_____________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of May 11, 2010 was 11,408,288.

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1
Item 1.	Financial Statements.	1
	Condensed Balance Sheets (Unaudited) March 31, 2010 and December 31, 2009	1
	Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009 and for the Cumulative Period From July 28, 2006 (Inception) Through March 31, 2010	2
	Condensed Statement of Stockholders’ Equity (Deficiency) (Unaudited) for the Three Months Ended March 31, 2010	3
	Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009 and for the Cumulative Period From July 28, 2006 (Inception) Through March 31, 2010	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4.	Controls and Procedures.	18
PART II OTHER INFORMATION		19
Item 1.	Legal Proceedings.	19
Item 1A.	Risk Factors.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	(Removed and Reserved).	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	20
SIGNATURES		21

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$11,724,713	$1,505,179
Prepaid research and development expenses	175,264	175,000
Other prepaid expenses and current assets	116,483	3,114
Total current assets	12,016,460	1,683,293
Property and equipment, net	28,053	24,116
Deferred financing fees, net	-	506,510
Security deposits	25,075	11,733
TOTAL ASSETS	$12,069,588	$2,225,652

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,045,746	$549,638
Accrued expenses	375,059	75,000
Senior convertible notes, net of discount	-	12,229,897
Interest payable – senior convertible notes	-	2,393,132
Notes payable – related parties	-	535,428
Interest payable – related parties	-	97,456
Notes payable – Galenica, Ltd.	-	1,000,000
Interest payable – Galenica, Ltd.	-	54,000
TOTAL LIABILITIES	1,420,805	16,934,551

COMMITMENTS

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,288 shares issued and outstanding at March 31, 2010; 33,000,000 shares authorized, 787,010 shares issued and outstanding at December 31, 2009	11,408	787
Common stock – Non-Voting Subordinated Class A, $0.001 par value: none authorized, issued or outstanding at March 31, 2010; 5,000,000 shares authorized, 193,936 shares issued and outstanding at December 31, 2009	-	194
Deferred stock issuances	(27)	(27)
Additional paid-in capital	42,805,684	10,621,190
Deficit accumulated during the development stage	(32,168,282)	(25,331,043)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	10,648,783	(14,708,899)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$12,069,588	$2,225,652

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	Period from July 28, 2006 (inception) Through March 31, 2010

OPERATING EXPENSES
Research and development	$3,096,661	$232,844	$15,641,110
General and administrative	646,843	405,329	5,423,035
Total Operating Expenses	3,743,504	638,173	21,064,145

LOSS FROM OPERATIONS	(3,743,504)	(638,173)	(21,064,145)

OTHER INCOME (EXPENSE)
Interest income	28	1,496	88,891
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(3,093,763)	(513,724)	(11,193,028)

NET LOSS	$(6,837,239)	$(1,150,401)	$(32,168,282)

NET LOSS PER SHARE – BASIC AND DILUTED	$(6.40)	$(1.37)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	1,067,937	842,149

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
For the Three Months Ended March 31, 2010

	Common Stock		Non-Voting Common Stock – Class A		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2010	787,010	$787	193,936	$194	$(27)	$10,621,190	$(25,331,043)	$(14,708,899)

Common stock issued to consultant at $32.05 per share in February 2010	4,059	4				130,087		130,091

Common stock issued upon conversion of Class A Non Voting Common Stock at a 1 for 7.836 conversion rate in March 2010	24,750	25	(193,936)	(194)		169		-

Common stock issued from debt conversion to noteholders in March 2010	5,914,445	5,914				18,891,253		18,897,167

Common stock issued to licensors at $3.125 per share in March 2010	828,024	828				2,586,748		2,587,576

Common stock issued in initial public offering at $3.125 per share in March 2010, net of issuance costs	3,850,000	3,850				10,453,420		10,457,270

Stock-based compensation						122,817		122,817

Net Loss							(6,837,239)	(6,837,239)
Balance at March 31, 2010	11,408,288	$11,408	-	$-	$(27)	$42,805,684	$(32,168,282)	$10,648,783

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Period from July 28, 2006 (Inception) To March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,837,239)	$(1,150,401)	$(32,168,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	122,817	20,426	588,212
Stock issued in connection with license agreements	2,587,576	-	6,983,370
Stock issued in connection with consulting agreement	130,091	-	158,262
Amortization of deferred financing costs	358,495	51,879	2,047,881
Amortization of debt discount	1,135,076	186,805	4,979,461
Non-cash charge for beneficial conversion feature	1,137,762	-	1,137,762
Non-cash interest expense	462,429	275,040	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	2,864	2,487	28,471
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(113,633)	1,650	(291,747)
Security deposits	(13,342)	-	(25,075)
Accounts payable	496,108	70,925	1,045,746
Accrued expenses	300,059	-	375,059
Net cash used in operating activities	(230,937)	(541,189)	(12,082,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,799)	-	(56,522)
Net cash used in investing activities	(6,799)	-	(56,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	-	-	13,364,973
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	-	-	(1,447,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	10,457,270	-	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	10,457,270	-	23,863,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,219,534	(541,189)	11,724,713
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,505,179	1,380,012	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$11,724,713	$838,823	$11,724,713
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$18,897,167	$-	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$148,014	$-	$148,014

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business:

CorMedix Inc. (“CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006.  CorMedix is a development-stage pharmaceutical company that seeks to fulfill selected, significant unmet medical needs in the therapeutic areas at the crossroads of cardiac and kidney (renal) disease.

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission for interim financial information.  Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.  Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2010 or for any subsequent period.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on March 24, 2010.  The accompanying condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements included in such Form S-1.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, establishing office facilities, acquiring licenses for its pharmaceutical compound pipeline, performing business and financial planning, performing research and development and raising funds through the issuance of debt and common stock.  The Company has not generated any revenues and, accordingly, the Company is considered to be in the development stage.

On February 24, 2010, the Company effected a 1 for 7.836 reverse stock split of its common stock.  All share and per-share information in these unaudited condensed financial statements have been adjusted to give effect to the reverse stock split.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business.  The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities.  The Company has sustained operating losses since its inception and expects that such losses will continue over the next several years.  Management believes that currently available capital resources will be sufficient to meet our operating needs through the end of the first quarter of 2012.  For the three months ended March 31, 2010 and the period from July 28, 2006 (inception) to March 31, 2010, the Company incurred net losses of $6,837,239 and $32,168,282, respectively.  The Company’s stockholders’ equity and working capital as of March 31, 2010 were $10,648,783 and $10,595,655, respectively.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since the Company has only incurred losses, basic and diluted loss per share are the same.  The amount of potentially dilutive securities excluded from the calculation was 6,410,506 and 2,541,818 shares of common stock being held in escrow, convertible notes, warrants and options at March 31, 2010 and 2009, respectively.

Stock Based Compensation:

The Company accounts for stock options granted to employees according to the Financial Accounting Standards Board Accounting Standards Codification No. 718 (“ASC 718”), “Compensation — Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with ASC 718.  The initial non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related vesting period.

During the three months ended March 31, 2010 options to purchase 1,581,766 shares of common stock were issued to employees and directors.  There were no options granted during the three months ended March 31, 2009.

Note 3 — Related Party Transactions:

Consulting Services:

Effective August 1, 2006, the Company began accruing monthly fees for consulting services at a rate of $25,000 per month payable to Paramount Corporate Development, LLC (“Paramount”), an affiliate of a significant stockholder of the Company, pursuant to a services agreement with Paramount.  This agreement was terminated as of August 31, 2008 and, accordingly, there was no consulting services expense under this agreement for the three months ended March 31, 2010 and 2009.  For the period from July 28, 2006 (inception) to March 31, 2010, consulting services expense under this agreement was $625,000.  As of March 31, 2010, the Company had $75,000 payable to Paramount pursuant to this agreement, which amount is included in accrued expenses.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Notes Payable:

On July 28, 2006, CorMedix issued a 5% promissory note payable to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.  This note and all accrued interest was scheduled to mature on June 15, 2009, or earlier if certain events occurred.  The maturity date of this note was extended until July 31, 2010.  The note was issued to PBS for expenses that PBS has paid on behalf of the Company.  On March 30, 2010, in conjunction with the closing of the Company’s initial public offering (the “IPO”) of units, each consisting of two shares of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $3.4375 (“Units”), the principal and accrued interest amount outstanding under this note, which was $198,264 on such date, converted into 30,499 Units which consist of 60,998 shares of common stock and 30,499 warrants with an exercise price of $3.4375.  See Note 8.

On August 11, 2006, CorMedix issued a 5% promissory note payable to an entity related to the sole member of PBS.  This note and all accrued interest was to mature on August 11, 2009, or earlier if certain events occur.  The maturity date of this note was extended until July 31, 2010.  On March 30, 2010, the principal and accrued interest amount under this note was $452,007, which converted into 69,539 Units which consist of 139,078 shares of common stock and warrants to purchase 69,539 shares of common stock at an exercise price of $3.4375, in conjunction with the IPO.  See Note 8.

Note 4 — Stockholders’ Equity (Deficiency):

Common Stock:

During the three months ended March 31, 2010 and 2009 and the period from July 28, 2006 (inception) to March 31, 2010, the Company recorded compensation expense, in connection with common stock issued to consultants, employees and technology finders, each with a three-year vesting period, of $130,091, $0 and $158,262, respectively.

Common Stock Options and Warrants:

During the three months ended March 31, 2010, the Company granted options to purchase 1,581,766 shares of common stock under the Amended and Restated 2006 Stock Incentive Plan (“Plan”) to various employees, officers and directors with an exercise price of $3.125 per share.  Each option granted to employees during the three months ended March 31, 2010 has a ten year term and vests equally over a three-year period.  The options granted to directors during the three months ended March 31, 2010 have ten year terms and vested one-third on March 30, 2010, the date of grant, and the remaining two-thirds will vest equally over a two-year period.  The Company recorded $122,817, $20,426 and $588,212 of compensation expense during the three months ended March 31, 2010 and 2009 and the period from July 28, 2006 (inception) to March 31, 2010, respectively, in accordance with ASC 718.

There were no options or warrants issued during the three months ended March 31, 2009.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010
Expected Term	5 years
Volatility	112%
Dividend yield	0.0%
Risk-free interest rate	2.6%
Forfeiture rate	0.0%

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted.  Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.  The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.  The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  Given that the stock options currently outstanding are primarily held by senior management and directors of the Company, management does not currently expect to experience any forfeitures with respect to such options and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	23,612	$8.23	23,612	$8.23
Granted	1,581,766	$3.125	-	$-
Outstanding at end of period and expected to vest	1,605,378	$3.20	23,612	$8.23
Options exercisable	56,380	$4.61	16,380	$8.23
Weighted-average fair value of options granted during the period		$2.51		$8.23

The weighted average remaining contractual life of stock options outstanding at March 31, 2010 is 9.89 years.  The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of March 31, 2010 for those options that have an exercise price below the quoted closing price.  As of March 31, 2010, there were options to purchase an aggregate of 1,605,378 shares with an exercise above quoted closing price of the common stock of the Company, resulting in $0 intrinsic value.

As of March 31, 2010, the total compensation expense related to non-vested options not yet recognized totaled $3,915,685.  The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at March 31, 2010 was approximately 3 years.

Note 5 — Convertible Notes:

In connection with the closing of the IPO, which occurred on March 30, 2010, all of the Company’s outstanding convertible notes converted into Units or shares of common stock, as described below, in accordance with the terms of such notes.  See Note 8.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In July and September 2007, the Company issued 8% senior convertible notes in connection with a private placement in the aggregate principal amount of $8,645,000 (the “First Bridge Notes”) with an original maturity date of July 31, 2008, which was subsequently extended to July 31, 2009. The First Bridge Notes were amended on June 5, 2009 to extend the maturity date to July 31, 2010 and to provide for an interest rate per annum of 10% per annum from June 5, 2009 until July 31, 2009, and 12% per annum from and after August 1, 2009.  On March 30, 2010, the aggregate amount of principal and accrued interest outstanding under the First Bridge Notes was $11,036,837 and the First Bridge Notes converted into an aggregate of 1,697,971 Units, which consist of an aggregate of 3,395,942 shares of common stock and warrants to purchase 1,697,971 shares of common stock at an exercise price of $3.4375, in conjunction with the IPO.

In August 2008, the Company issued 8% senior convertible notes in connection with a private placement in the aggregate principal amount of $2,100,000 (the “Second Bridge Notes”), to mature on July 31, 2009. The Second Bridge Notes were amended on June 5, 2009 to extend the maturity date to July 31, 2010 and to provide for an interest rate of 10% per annum from June 5, 2009 until July 31, 2009, and 12% per annum from and after August 1, 2009. On March 30, 2010, the aggregate amount of principal and accrued interest outstanding under the Second Bridge Notes was $2,440,368 and the Second Bridge Notes converted into an aggregate of 375,437 Units, which consist of an aggregate of 750,874 shares of common stock and warrants to purchase 375,437 shares of common stock at an exercise price of $3.4375, in conjunction with the IPO.

On December 10, 2008, the Company issued a promissory note with no stated interest rate to Galenica, Ltd., a pharmaceutical company (“Galenica”), in the principal amount of $1,000,000, in connection with a proposed purchase agreement between the Company and Galenica. As a result of the termination of the proposed purchase agreement, on April 30, 2009, this promissory note was cancelled, and the Company issued to Galenica a new promissory note in the principal amount of $1,000,000, with an interest rate of 8% and a maturity date of July 31, 2010 (the “Galenica Note”). Except for the interest rate, the terms of the Galenica Note were consistent with the terms of the Second Bridge Notes. On March 30, 2010, the amount of principal and accrued interest outstanding under the Galenica Note was $1,073,333 and the Galenica Note converted into 165,128 Units, which consist of 330,256 shares of common stock and warrants to purchase 165,128 shares of common stock at an exercise price of $3.4375, in conjunction with the IPO.

In October and November 2009, the Company issued 8% senior convertible notes in connection with a private placement in the aggregate principal amount of $2,619,973 (the “Third Bridge Notes”) and a maturity date of October 29, 2011.  Under the terms of the Third Bridge Notes, the Third Bridge Notes, plus all accrued interest, automatically converted into shares of the Company’s common stock upon completion of the IPO at a price equal to 70% of the portion of the offering price of the Units sold in the IPO that was allocated to the common stock, which was $3.125.   Accordingly, on March 30, 2010, the aggregate amount of principal and accrued interest outstanding under the Third Bridge Notes, which was $2,706,594, converted into 1,237,293 shares of common stock in conjunction with the IPO.  The beneficial conversion feature of the Third Bridge Notes as a result of the 30% discount at which the Third Bridge Notes converted into shares of common stock upon the IPO was valued at $1,137,762 which was recorded to interest expense on March 30, 2010.

In addition, in connection with the private placement of the Third Bridge Notes, each noteholder received warrants to purchase a number of the Company’s common stock equal to 60% of the principal amount of the Third Bridge Notes purchased divided by $3.125, the portion of the offering price of the Units sold in the IPO that was allocated to the common stock.  These warrants have an exercise price of $3.4375, the same exercise price as the warrants underlying the Units sold in the IPO, and are exercisable for a period of five years.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Shares Issued to Licensors:

In accordance with the terms of agreements with the Company’s licensors, Shiva Biomedical, LLC (“Shiva”) and ND Partners, LLC (“ND Partners”), the Company was obligated to issue additional shares of common stock to each licensor sufficient to maintain an ownership percentage of 7% of the outstanding common stock of the Company on a fully diluted basis.   As a result of the automatic conversion of all of the Company’s outstanding convertible notes into Units and shares common stock in connection with the closing of the IPO, on March 30, 2010, the Company issued in the aggregate 828,024 shares of common stock to Shiva and ND Partners at a price of $3.125 per share resulting in a charge of $2,587,576, in accordance with this obligation. This obligation terminated upon the closing of the IPO.

Note 7 — Commitments:

On February 16, 2010, the Company entered into an employment agreement with Brian Lenz, effective February 16, 2010, to act as the Company’s Chief Financial Officer (the “Lenz Employment Agreement”).  The Lenz Employment Agreement has an initial term of two years, and thereafter is automatically extended for additional one-year periods unless either party provides the other with appropriate notice of its decision not to extend the term.  Pursuant to the Lenz Employment Agreement, Mr. Lenz receives an annual base salary of $175,000, and guaranteed bonuses of $15,000 upon the last business day of the first calendar year during the term and $25,000 upon the last business day of the second and each following calendar year during the term, provided that Mr. Lenz remains the Company’s employee.  Additionally, Mr. Lenz is eligible for annual milestone bonus payments of up to 30% of the aggregate of his base salary and guaranteed bonus, as established annually by the Company’s Chief Executive Officer, in conjunction with the Company’s Board of Directors or a committee thereof.  The Lenz Employment Agreement also provided for a $10,000 bonus which is accrued for as of March 31, 2010, and will be paid during the May 2010 payroll, and the issuance of an option to purchase 324,837 shares of common stock representing 2.0% of the common stock outstanding upon the consummation of the IPO on a fully diluted basis.  Such option will have an exercise price equal to $3.125, the price of the Units sold in this offering that is allocated to the common stock and will vest in equal installments on each of the first three anniversaries of the grant date.  The stock option grant had an approximate fair value of $814,600 at the date of grant based on the Black-Scholes option-pricing model.  The Lenz Employment Agreement also entitles Mr. Lenz to certain severance benefits.

On March 18, 2010, the Company entered into a lease agreement with UA Bridgewater Holdings, LLC for office space located in Bridgewater, New Jersey, for an initial term of sixty (60) months, with a commencement date of April 1, 2010, an expiration date of March 31, 2015, with lease payments beginning on July 1, 2010.  In accordance with the lease agreement, the Company has deposited $13,342 with the landlord or the equivalent of two months’ rent.  The Company has a one-time right to terminate the lease after two years from the commencement date of April 1, 2010, provided the Company gives the landlord notice of its election to exercise this option on or before eighteen months after April 1, 2010.  If the Company elects to exercise the early termination option, the Company will pay an early cancellation fee to the landlord in an amount equal to the sum of the following:  the remaining balance of the unamortized leasing costs incurred by the landlord, the brokerage commissions, the landlord’s legal fees associated with this lease, and $18,474, representing three (3) months base rent.  The Company also has been granted the option to extend the lease term for one (1) additional period of three (3) years, commencing the day following the then current expiration date of the term or March 31, 2015, provided the Company delivers notice to the landlord no later than nine (9) months prior to March 31, 2015.  The total sixty (60) month lease obligation is approximately $389,000.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Initial Public Offering:

In March 2010, the Company completed its IPO, whereby the Company sold 1,925,000 Units, each Unit consisting of two shares of its common stock and a warrant to purchase one share of common stock, at $6.50 per Unit resulting in gross proceeds of $12,512,500.  In connection with the IPO, the Company paid underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250 and reimbursable legal expenses of counsel for the underwriters of $90,000, and the Company incurred other offering costs and expenses, including legal, accounting, printing and filing fees totaling $676,417.

All of the Company’s convertible notes and all of the Company’s outstanding shares of Non-Voting Subordinated Class A Common Stock automatically converted into Units or common stock upon the completion of the IPO.  Management believes that the net proceeds from the IPO and existing cash will be sufficient to fund the Company’s projected operating requirements through the end of the first quarter of 2012.

Note 9 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents, accounts payable and other accrued liabilities at March 31, 2010 are estimated to approximate their carrying values due to the relative liquidity of these instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on March 26, 2010.

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 26, 2010.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a pharmaceutical company that seeks to in-license, develop and commercialize therapeutic products for the treatment of cardiac and renal dysfunction, also known as Cardiorenal disease.  Specifically, our goal is to treat kidney disease by reducing the commonly associated cardiovascular and metabolic complications — in effect, “Treating the kidney to treat the heart.”  To date, we have licensed all of the products in our Cardiorenal pipeline.

We have several proprietary product candidates in clinical development that address large market opportunities, including our most advanced product candidates, CRMD003 (Neutrolin®) and CRMD001, and we have the worldwide rights to develop and commercialize these products.

CRMD003 is a liquid designed to prevent central venous catheter related bloodstream infection (“CRBI”) and clotting in central venous catheters (initially in hemodialysis catheters).  We intend to submit an Investigational Device Exemption for CRMD003 by mid-2010, which if approved will enable us to start a pivotal clinical trial.

CRMD001 is our formulation of the drug deferiprone, which we intend to develop for use in the prevention of contrast-induced nephropathy, or CIN, which is a common and potentially serious complication arising from the use of iodinated contrast media used in X-ray procedures to identify the status of blood vessels in the heart.  Following our assessment of the data generated in connection with our development of CRMD001 for the CIN indication, we will consider whether or not to also develop CRMD001 for use in the treatment of chronic kidney disease, or CKD, based on the support such data provides for this additional indication as well as other factors, including our access to capital, clinical and regulatory considerations regarding development of CRMD001 for the CKD indication, and our assessment of the then-current state of our intellectual property estate in CRMD001 with respect to both the CIN and the CKD indications.  We intend to start a phase II biomarker “proof of concept” study for the CIN indication by mid-2010.  We expect this study to generate supportive data on the ability of CRMD001 to reduce biomarker evidence of acute kidney injury.  Additionally, we believe this study will also provide other information that will increase the likelihood of success of a later phase III trial for the CIN indication.

We are a development stage company.  We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007.  Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including CRMD003 and CRMD001.  As of March 31, 2010, we had an accumulated deficit of approximately $32,168,282.  Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization.  As a result, our operating losses are likely to be substantial over the next several years.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

In March 2010, we completed our initial public offering (the “IPO”), whereby we sold 1,925,000 units, each unit consisting of two shares of our common stock and a warrant to purchase one share of common stock, at $6.50 per unit resulting in gross proceeds of $12,512,500 and net proceeds to us of $10,457,270 after deducting underwriting discounts and commissions and offering expenses payable by us.  All of our convertible notes and accrued interest thereon and all of our outstanding shares of Non-Voting Subordinated Class A Common Stock automatically converted into units or common stock upon the completion of the IPO.  We believe that the net proceeds from the IPO and existing cash will be sufficient to fund our projected operating requirements through the end of the first quarter of 2012.

We also effected a 1 for 7.836 reverse stock split of our common stock on February 24, 2010 in connection with the IPO.  All shares and per share amounts, except as noted, have been retroactively adjusted to give effect to the reverse stock split.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception.  To date, we have funded our operations primarily through debt financings and the IPO.

If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we could generate revenue from sales or licenses of any such products.

Research and Development Expense

Research and development expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All research and development is expensed as incurred.

Conducting a significant amount of development is central to our business model.  Through March 31, 2010, we incurred approximately $15,641,110 in research and development expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, CRMD003 and CRMD001, and our earlier-stage research and development projects.

The following table summarizes the percentages of our research and development payments related to our two most advanced product candidates and other projects.  The percentages summarized in the following table reflect payments directly attributable to each development candidate, which are tracked on a project basis.  A portion of our internal costs, including indirect costs relating to our product candidates, are not tracked on a project basis and are allocated based on management’s estimate.

	Three Months Ended March 31,		Period from July 28, 2006 (Inception) through March 31, 2010
	2010	2009
CRMD003	51%	65%	28%
CRMD001	47%	34%	62%
CRMD002	1%	-%	7%
CRMD004	1%	1%	3%

The process of conducting pre-clinical studies and clinical trials necessary to obtain U.S. Food and Drug Administration approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.

Development timelines, probability of success and development costs vary widely.  We are currently focused on developing our two most advanced product candidates, CRMD003 for the prevention of CRBI and CRMD001 for the CIN indication.  We expect to raise additional funds at a later date in order to fully complete the development of CRMD003 for CRBI and CRMD001 for the CIN indication, to further develop CRMD002 or CRMD004 through and beyond the pre-clinical stage, to develop CRMD001 for the CKD indication (should we decide to pursue such development) or to develop any new product candidates.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our general and administrative expenses will increase if we add personnel and as a result of the reporting obligations applicable to public companies.  From our inception on July 28, 2006 through March 31, 2010, we spent $5,423,035 on general and administrative expense.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash.  Interest expense consists of interest incurred on our convertible notes up to their automatic conversion into units or common stock upon the completion of the IPO on March 30, 2010, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion relating to our convertible notes.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Research and Development Expense.  Research and development expense was $3,096,661 for the three months ended March 31, 2010, an increase of $2,863,817, from $232,844 for the three months ended March 31, 2009.  The increase was primarily attributable to our issuance on March 30, 2010 of 828,024 shares of our common stock to our licensors valued at $3.125 per share, or $2,587,576 as a result of anti-dilution adjustments in connection with the conversion of our outstanding convertible debt to common stock upon the closing of the IPO.

General and Administrative Expense.  General and administrative expense was $646,843 for the three months ended March 31, 2010, an increase of $241,514 from $405,329 for the three months ended March 31, 2009.  The increase was primarily attributable to our issuance of 4,059 shares of our common stock to a consultant valued at $32.05 per share or $130,091, a charge of additional stock-based compensation expense of $102,391 relating to stock option grants in connection with the IPO and increased compensation expense as a result of our hiring a Chief Financial Officer in February 2010.

Interest Income and Interest Expense.  Interest income was $28 for the three months ended March 31, 2010, a decrease of $1,468, from $1,496 for the three months ended March 31, 2009.  The decrease was primarily attributable to lower interest-bearing cash balances during the first quarter 2010 compared to the first quarter of 2009.

Interest expense was $3,093,763 for the three months ended March 31, 2010, an increase of $2,580,039 from $513,724 for the three months ended March 31, 2009.  The increase was primarily attributable to charges related to the conversion of all our convertible notes, of which the aggregate amount of principal and accrued interest as of March 30, 2010 was $18,897,167, in connection with the IPO.  These charges consisted primarily of a beneficial conversion feature charge of $1,137,762 related to the 30% discount at which the Third Bridge Notes converted into common stock, a write-off of debt discount of $1,135,076, and a write-off of deferred financing fees of $358,495.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006.  Prior to the IPO, we had funded our operations principally with $14,364,973 in convertible notes sold in private placements and $625,464 in related party notes, which were also convertible.  We received net proceeds of $10,457,270 from the IPO, after deducting underwriting discounts, commissions and offering expenses payable by us upon the closing of the IPO on March 30, 2010.  All of our convertible notes were automatically converted into 2,338,569 units which are comprised of 5,914,445 shares of common stock and 2,841,603 warrants at an exercise price of $3.4375.

Net Cash Used in Operating Activities

Net cash used in operations was $230,937 for the three months ended March 31, 2010.  The net loss for the three months ended March 31, 2010 was higher than cash used in operating activities by $6,606,302.  The primary reasons for the difference are the stock issued in connection with our license agreements’ anti-dilution provision  of stock issuances of $2,587,576, the charge for the  beneficial conversion feature related to the Third Bridge Notes of $1,137,762, non-cash interest expense of $462,429 on our outstanding debt during the first quarter of 2010, the write-offs of debt discount and deferred financing costs of $1,135,076 and $358,495, respectively, as a result of the conversion of our notes, stock-based compensation charges of $122,817, an increase in accounts payable and accrued expenses of $796,167 relating to legal and accounting fees associated with the IPO, which were partially offset by an increase in prepaid expenses and other current assets of $113,633 which was primarily attributable to directors’ and officers’ insurance premiums and by security deposits of $13,342 related to our newly leased office space.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6,799 for the three months ended March 31, 2010.  Net cash used in investing activities consisted of leasehold improvements and the purchase of accounting software, which are being amortized over the term of the lease and the expected life of the software.  Net cash used in investing activities was $0 for the three months ended March 31, 2009.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10,457,270 for the three months ended March 31, 2010.  Net cash provided by financing activities consisted of the sale of equity securities issued in our IPO, through which we received gross proceeds of $12,512,500.

The gross proceeds of $12,512,500 were offset by underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250, reimbursable legal fees for counsel to the underwriters of $90,000 in addition to other offering costs and expenses of $676,417, consisting primarily of legal, accounting, printing and filing fees.

Funding Requirements

Our total cash on hand as of March 31, 2010 was $11,724,713, compared to $1,505,179 at December 31, 2009.  Because our business does not generate positive operating cash flow, we will need to either raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity, debt financing, strategic relationships, or out-licensing of our products.  Through March 31, 2010, all of our financing has been through our recent IPO and previous debt financings.

We will continue to fund operations from cash on hand and through the similar sources of capital previously described, or through other sources that may be dilutive to existing stockholders.  Moreover, the incurrence of indebtedness in connection a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. We can give no assurances that we will be able to secure such additional financing, or if available, it will be sufficient to meet our needs.

Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years.

Based on our cash resources at March 31, 2010, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations until the end of the first quarter of 2012, and will need additional financing until we can achieve profitability, if ever.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.  Each of these alternatives would likely have a material adverse effect on the prospects of our business.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an ongoing basis, we evaluate these estimates and judgments, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 26, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Stock-Based Compensation

We account for stock options according to the Financial Accounting Standards Board Accounting Standards Codification No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with ASC 718.  The initial non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related vesting period.

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31, 2010, we used the Black-Scholes option pricing model.  We granted options to purchase 1,581,766 shares of common stock to our employees, non-employees and directors and officers during the three months ended March 31, 2010.  No options were issued during the year ended March 31, 2009.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, although we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  Given that the stock options currently outstanding are primarily held by our senior management and directors, we do not currently expect to experience any forfeitures with respect to such options and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

Specifically, our principal executive officer and principal financial officer identified material weaknesses in our financial reporting process with respect to the following matters:

•
lack of segregation of duties in certain accounting processes, including the approval and execution of disbursements, as a result of the absence of internal review procedures with respect to such processes; and

•	lack of independent internal review over financial reporting.

Notwithstanding the foregoing, we believe that the accompanying financial statements presented in this Form 10-Q fairly present our financial condition and results of operations for the periods indicated in all material respects.

Management’s Efforts to Remediate Remaining Material Weaknesses

We recently completed the IPO on March 30, 2010, and have undertaken a general effort to implement personnel and process changes in order to improve our disclosure controls and procedures.  Additionally, we plan to remediate the abovementioned material weaknesses as follows:

•
Segregation of duties - We are in the process of establishing procedures whereby both our Chief Executive Officer and Chief Financial Officer are required to sign for cash disbursements above a certain amount, and both our Chief Executive Officer and Chief Financial Officer review our cash disbursements, payroll registers and banking transactions.

•
Independent internal review over financial reporting - We intend to hire an outside consultant to independently review our quarterly and annual financial statements as well as our accounting for non-routine complex transactions.

Changes in Internal Control Over Financial Reporting

We hired Brian Lenz to serve as our Chief Financial Officer on February 16, 2010.  Prior to such date, we used third party personnel to meet all of our internal accounting needs.  We viewed the hiring of a Chief Financial Officer as crucial to ensure the coordination and appropriate supervision of all financial and fiscal management aspects of our operations.

Except for the events disclosed above, during the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1, as amended (Registration No. 333-163380), that was declared effective by the SEC on March 24, 2010, which registered 1,925,000 units, each unit consisting of two shares of our common stock and a warrant to purchase one share of common stock.  On March 30, 2010, we completed the IPO of 1,925,000 units at an initial public offering price of $6.50 per unit and received gross proceeds of approximately $12.5 million.  The IPO was underwritten and managed by Maxim Group LLC.  We paid to the underwriters underwriting discounts and corporate fees totaling approximately $1.3 million in connection with the IPO.  In addition, we incurred expenses of approximately $0.8 million in connection with the IPO, which when added to the underwriting discounts paid by us, amount to total expenses of approximately $2.1 million.  Thus, the net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses payable by us, were approximately $10.4 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested the unused proceeds from the IPO in an interest bearing money market savings account.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: May 11, 2010	By:	/s/ John C. Houghton
		Name:	John C. Houghton
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2010	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________
*	Filed herewith.