Form 10-Q
period 2010-06-30
CorMedix Inc.
filed 2010-08-12
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of August 10, 2010 was 11,408,288.

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1
Item 1.	Financial Statements.	1
	Condensed Balance Sheets (Unaudited) June 30, 2010 and December 31, 2009	1
	Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2010 and 2009 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2010	2
	Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Six Months Ended June 30, 2010	3
	Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2010	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19
PART II OTHER INFORMATION		20
Item 1.	Legal Proceedings.	20
Item 1A.	Risk Factors.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	(Removed and Reserved).	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	21
SIGNATURES		22

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$10,585,717	$1,505,179
Prepaid research and development expenses	230,402	175,000
Other prepaid expenses and current assets	136,109	3,114
Total current assets	10,952,228	1,683,293
Property and equipment, net	25,188	24,116
Deferred financing fees, net	-	506,510
Security deposit	13,342	11,733
TOTAL ASSETS	$10,990,758	$2,225,652

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$803,606	$549,638
Accrued expenses	348,127	75,000
Senior convertible notes, net of discount	-	12,229,897
Interest payable – senior convertible notes	-	2,393,132
Notes payable – related parties	-	535,428
Interest payable – related parties	-	97,456
Notes payable – Galenica, Ltd.	-	1,000,000
Interest payable – Galenica, Ltd.	-	54,000
Total current liabilities	1,151,733	16,934,551
Deferred rent	19,442	-
TOTAL LIABILITIES	1,171,175	16,934,551

COMMITMENTS

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,288 shares issued and outstanding at June 30, 2010; 33,000,000 shares authorized, 787,010 shares issued and outstanding at December 31, 2009	11,408	787
Common stock – Non-Voting Subordinated Class A, $0.001 par value: none authorized, issued or outstanding at June 30, 2010; 5,000,000 shares authorized, 193,936 shares issued and outstanding at December 31, 2009	-	194
Deferred stock issuances	(27)	(27)
Additional paid-in capital	43,149,266	10,621,190
Deficit accumulated during the development stage	(33,341,064)	(25,331,043)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	9,819,583	(14,708,899)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$10,990,758	$2,225,652

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Cumulative Period from July 28, 2006 (inception) Through June 30, 2010

OPERATING EXPENSES
Research and development	$560,690	$291,189	$3,657,351	$524,033	$16,201,800
General and administrative	617,775	341,438	1,264,618	746,767	6,040,810
Total Operating Expenses	1,178,465	632,627	4,921,969	1,270,800	22,242,610

LOSS FROM OPERATIONS	(1,178,465)	(632,627)	(4,921,969)	(1,270,800)	(22,242,610)

OTHER INCOME (EXPENSE)
Interest income	5,683	587	5,711	2,083	94,574
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	-	(562,287)	(3,093,763)	(1,076,011)	(11,193,028)

NET LOSS	$(1,172,782)	$(1,194,327)	$(8,010,021)	$(2,344,728)	$(33,341,064)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.10)	$(1.42)	$(1.20)	$(2.78)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,288	842,149	6,676,840	842,149

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
For the Six Months Ended June 30, 2010

	Common Stock		Non-Voting Common Stock – Class A		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount

Balance at January 1, 2010	787,010	$787	193,936	$194	$(27)	$10,621,190	$(25,331,043)	$(14,708,899)

Common stock issued to consultant at $32.05 per share in February 2010	4,059	4				130,087		130,091

Common stock issued upon conversion of Class A Non- Voting Common Stock at a 1 for 7.836 conversion rate in February 2010	24,750	25	(193,936)	(194)		169		-

Common stock issued from debt conversion to noteholders in March 2010	5,914,445	5,914				18,891,253		18,897,167

Common stock issued to licensors at $3.125 per share in March 2010	828,024	828				2,586,748		2,587,576

Common stock issued in initial public offering at $3.125 per share in March 2010, net of issuance costs	3,850,000	3,850				10,453,420		10,457,270

Stock-based compensation						466,399		466,399

Net Loss							(8,010,021)	(8,010,021)

Balance at June 30, 2010	11,408,288	$11,408	-	$-	$(27)	$43,149,266	$(33,341,064)	$9,819,583

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Period from July 28, 2006 (Inception) To June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,010,021)	$(2,344,728)	$(33,341,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	466,399	40,191	931,795
Stock issued in connection with license agreements	2,587,576	-	6,983,370
Stock issued in connection with consulting agreement	130,091	-	158,262
Amortization of deferred financing costs	358,495	94,160	2,047,881
Amortization of debt discount	1,135,076	385,482	4,979,461
Non-cash charge for beneficial conversion feature	1,137,762	-	1,137,762
Non-cash interest expense	462,430	596,369	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	5,727	4,973	31,334
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(188,397)	72,766	(366,511)
Security deposits	(1,609)	-	(13,342)
Accounts payable	253,968	(35,872)	803,606
Accrued expenses	273,128	-	348,128
Deferred rent	19,442	-	19,442
Net cash used in operating activities	(1,369,933)	(1,186,659)	(13,221,606)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,799)	-	(56,522)
Net cash used in investing activities	(6,799)	-	(56,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	-	-	13,364,973
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	-	-	(1,447,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	10,457,270	-	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	10,457,270	-	23,863,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,080,538	(1,186,659)	10,585,717
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,505,179	1,380,012	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,585,717	$193,353	$10,585,717
Cash paid for interest	$-	$-	$18,425
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$18,897,167	$-	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$148,014	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$-	$-	$4,979,461

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

On February 24, 2010, the Company effected a 1 for 7.836 reverse stock split of its common stock.  All share and per-share information in these unaudited condensed financial statements has been adjusted to give effect to the reverse stock split.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business.  The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.  The Company has sustained operating losses since its inception and expects that such losses will continue over the next several years.  Management believes that the currently available capital resources will be sufficient to meet the Company’s operating needs through the end of the first quarter of 2012.  For the six months ended June 30, 2010 and the period from July 28, 2006 (inception) to June 30, 2010, the Company incurred net losses of $8,010,021 and $33,341,064, respectively.  The Company’s stockholders’ equity and working capital as of June 30, 2010 were $9,819,583 and $9,800,495, respectively.

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since the Company has only incurred losses, basic and diluted loss per share are the same.  The amount of potentially dilutive securities excluded from the calculation was 6,422,767 and 2,663,607 shares of common stock being held in escrow, convertible notes, warrants and options at June 30, 2010 and 2009, respectively.

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

During the six months ended June 30, 2010 options to purchase 1,589,215 shares of common stock were issued to employees and directors.  There were no options granted during the six months ended June 30, 2009.

Note 3 — Related Party Transactions:

Consulting Services:

Effective August 1, 2006, the Company began accruing monthly fees for consulting services at a rate of $25,000 per month payable to Paramount Corporate Development, LLC (“Paramount”), an affiliate of a significant stockholder of the Company, pursuant to a services agreement with Paramount.  This agreement was terminated as of August 31, 2008 and, accordingly, there was no consulting services expense under this agreement for the six months ended June 30, 2010 and 2009.  For the period from July 28, 2006 (inception) to June 30, 2010, consulting services expense under this agreement was $625,000.  As of June 30, 2010 and December 31, 2009, the Company had $75,000 payable to Paramount pursuant to this agreement, which amount is included in accrued expenses.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Notes Payable:

On July 28, 2006, CorMedix issued a 5% promissory note payable to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.  This note and all accrued interest was scheduled to mature on June 15, 2009, or earlier if certain events occurred.  The maturity date of this note was extended until July 31, 2010.  The note was issued to PBS for expenses that PBS has paid on behalf of the Company.  On March 30, 2010, in conjunction with the closing of the Company’s initial public offering (the “IPO”) of units, each consisting of two shares of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $3.4375 (“Units”), the principal and accrued interest amount outstanding under this note, which was $198,264 on such date, converted into 30,499 Units, which consist of 60,998 shares of common stock and 30,499 warrants with an exercise price of $3.4375.  See Note 8.

On August 11, 2006, CorMedix issued a 5% promissory note payable to an entity related to the sole member of PBS.  This note and all accrued interest was to mature on August 11, 2009, or earlier if certain events occur.  The maturity date of this note was extended until July 31, 2010.  On March 30, 2010, the principal and accrued interest amount under this note was $452,007, which converted into 69,539 Units, which consist of 139,078 shares of common stock and warrants to purchase 69,539 shares of common stock at an exercise price of $3.4375, in conjunction with the IPO.  See Note 8.

Note 4 — Stockholders’ Equity (Deficiency):

Common Stock:

During the six months ended June 30, 2010 the Company recorded compensation expense, in connection with common stock issued to employees of $1,296 and consultants of $130,091, each with a three-year vesting period. The Company recorded compensation expense, in connection with common stock issued to consultants of $158,262 for the period from July 28, 2006 (inception) to June 30, 2010. There were no such common stock issuances for the six months ended June 30, 2009.

Common Stock Options and Warrants:

During the six months ended June 30, 2010, the Company granted options to purchase 1,589,215 shares of common stock under the Amended and Restated 2006 Stock Incentive Plan (“Plan”) to various employees, officers and directors with an exercise price of $3.125 per share.  Each option granted to employees during the six months ended June 30, 2010 has a ten-year term and vests equally over a three-year period.  The options granted to directors during the six months ended June 30, 2010 have ten-year terms and vested one-third on March 30, 2010, the date of grant, and the remaining two-thirds will vest equally over a two-year period.  The Company recorded $465,103, $40,191 and $931,795 of compensation expense during the six months ended June 30, 2010 and 2009 and the period from July 28, 2006 (inception) to June 30, 2010, respectively, in accordance with ASC 718.

There were no options or warrants issued during the six months ended June 30, 2009.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Six Months Ended June 30, 2010
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

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	23,612	$8.23	23,612	$8.23
Granted	1,589,215	$3.125	-	$-
Outstanding at end of period and expected to vest	1,612,827	$3.20	23,612	$8.23
Options exercisable	56,380	$4.61	16,380	$8.23
Weighted-average fair value of options granted during the period		$2.51		$6.82

The weighted average remaining contractual life of stock options outstanding at June 30, 2010 is 9.64 years.  The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of June 30, 2010 for those options that have an exercise price below the quoted closing price.  As of June 30, 2010, there were options to purchase an aggregate of 1,612,827 shares with an exercise above the quoted closing price of the common stock of the Company, resulting in $0 intrinsic value.

As of June 30, 2010, the total compensation expense related to non-vested options not yet recognized totaled $3,584,316.  The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at June 30, 2010 was approximately 2.75 years.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Convertible Notes:

In connection with the closing of the IPO, which occurred on March 30, 2010, all of the Company’s outstanding convertible notes converted into Units or shares of common stock, as described below, in accordance with the terms of such notes.  See Note 8.

In July and September 2007, the Company issued 8% senior convertible notes in connection with a private placement in the aggregate principal amount of $8,645,000 (the “First Bridge Notes”) with an original maturity date of July 31, 2008, which was subsequently extended to July 31, 2009. The First Bridge Notes were amended on June 5, 2009 to extend the maturity date to July 31, 2010 and to provide for an interest rate per annum of 10% per annum from June 5, 2009 until July 31, 2009, and 12% per annum from and after August 1, 2009.  On March 30, 2010, the aggregate amount of principal and accrued interest outstanding under the First Bridge Notes was $11,036,837 and the First Bridge Notes converted into an aggregate of 1,697,971 Units, which consist of 3,395,942 shares of common stock and warrants to purchase 1,697,971 shares of common stock at an exercise price of $3.4375, in conjunction with the IPO.

In August 2008, the Company issued 8% senior convertible notes in connection with a private placement in the aggregate principal amount of $2,100,000 (the “Second Bridge Notes”) with an original maturity date of July 31, 2009. The Second Bridge Notes were amended on June 5, 2009 to extend the maturity date to July 31, 2010 and to provide for an interest rate of 10% per annum from June 5, 2009 until July 31, 2009, and 12% per annum from and after August 1, 2009. On March 30, 2010, the aggregate amount of principal and accrued interest outstanding under the Second Bridge Notes was $2,440,368 and the Second Bridge Notes converted into an aggregate of 375,437 Units, which consist of 750,874 shares of common stock and warrants to purchase 375,437 shares of common stock at an exercise price of $3.4375, in conjunction with the IPO.

On December 10, 2008, the Company issued a promissory note with no stated interest rate to Galenica, Ltd., a pharmaceutical company (“Galenica”), in the principal amount of $1,000,000, in connection with a proposed purchase agreement between the Company and Galenica. As a result of the termination of the proposed purchase agreement, on April 30, 2009, this promissory note was cancelled and the Company issued to Galenica a new promissory note in the principal amount of $1,000,000, with an interest rate of 8% and a maturity date of July 31, 2010 (the “Galenica Note”). Except for the interest rate, the terms of the Galenica Note were consistent with the terms of the Second Bridge Notes.  On March 30, 2010, the amount of principal and accrued interest outstanding under the Galenica Note was $1,073,333 and the Galenica Note converted into 165,128 Units, which consist of 330,256 shares of common stock and warrants to purchase 165,128 shares of common stock at an exercise price of $3.4375, in conjunction with the IPO.

In October and November 2009, the Company issued 8% senior convertible notes in connection with a private placement in the aggregate principal amount of $2,619,973 (the “Third Bridge Notes”) with a maturity date of October 29, 2011.  Under the terms of the Third Bridge Notes, the aggregate amount of principal and accrued interest automatically converted into shares of the Company’s common stock upon completion of the IPO at a price equal to 70% of the portion of the offering price of the Units sold in the IPO that was allocated to the common stock, which was $3.125.  Accordingly, on March 30, 2010, the aggregate amount of principal and accrued interest outstanding under the Third Bridge Notes, which was $2,706,594, converted into 1,237,293 shares of common stock in conjunction with the IPO.  The beneficial conversion feature of the Third Bridge Notes as a result of the 30% discount at which the Third Bridge Notes converted into shares of common stock upon the IPO was valued at $1,137,762, which was recorded to interest expense on March 30, 2010.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in connection with the private placement of the Third Bridge Notes, each noteholder received warrants to purchase a number of shares of the Company’s common stock equal to 60% of the principal amount of the Third Bridge Notes purchased divided by $3.125, the portion of the offering price of the Units sold in the IPO that was allocated to the common stock.  These warrants have an exercise price of $3.4375, the same exercise price as the warrants underlying the Units sold in the IPO, and are exercisable for a period of five years.

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

Note 7 — Commitments:

On February 16, 2010, the Company entered into an employment agreement with Brian Lenz, effective February 16, 2010, to act as the Company’s Chief Financial Officer (the “Lenz Employment Agreement”).  The Lenz Employment Agreement has an initial term of two years, and thereafter is automatically extended for additional one-year periods unless either party provides the other with appropriate notice of its decision not to extend the term.  Pursuant to the Lenz Employment Agreement, Mr. Lenz receives an annual base salary of $175,000, and guaranteed bonuses of $15,000 upon the last business day of the first calendar year during the term and $25,000 upon the last business day of the second and each following calendar year during the term, provided that Mr. Lenz remains the Company’s employee.  Additionally, Mr. Lenz is eligible for annual milestone bonus payments of up to 30% of the aggregate of his base salary and guaranteed bonus, as established annually by the Company’s Chief Executive Officer, in conjunction with the Company’s Board of Directors or a committee thereof.  The Lenz Employment Agreement also provided for a $10,000 bonus, which was paid in May 2010, and the issuance of an option to purchase 326,492 shares of common stock representing 2.0% of the common stock outstanding upon the consummation of the IPO on a fully diluted basis.  Such option has an exercise price equal to $3.125, the price of the Units sold in this offering that is allocated to the common stock and will vest in equal installments on each of the first three anniversaries of the grant date.  The stock option grant had an approximate fair value of $818,800 at the date of grant based on the Black-Scholes option-pricing model.  The Lenz Employment Agreement also entitles Mr. Lenz to certain severance benefits.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On March 18, 2010, the Company entered into a lease agreement with UA Bridgewater Holdings, LLC for office space located in Bridgewater, New Jersey, for an initial term of 60 months, with a commencement date of April 1, 2010, an expiration date of March 31, 2015, and lease payments beginning on July 1, 2010.  In accordance with the lease agreement, the Company has deposited $13,342 with the landlord, the equivalent of two months’ rent.  The Company has a one-time right to terminate the lease after two years from the commencement date, provided the Company gives the landlord notice of its election to exercise this option on or before 18 months after April 1, 2010.  If the Company elects to exercise the early termination option, the Company will pay an early cancellation fee to the landlord in an amount equal to the sum of the following:  the remaining balance of the unamortized leasing costs incurred by the landlord; the brokerage commissions; the landlord’s legal fees associated with this lease; and $18,474, representing three months base rent.  The Company also has been granted the option to extend the lease term for one additional period of three years, commencing the day following the then-current expiration date of the term, March 31, 2015, provided the Company delivers notice to the landlord no later than nine months prior to March 31, 2015.  The total 60 month lease obligation is approximately $389,000.

Note 8 — Initial Public Offering:

In March 2010, the Company completed its IPO, whereby the Company sold 1,925,000 Units, each Unit consisting of two shares of its common stock and a warrant to purchase one share of common stock, at $6.50 per Unit resulting in gross proceeds of $12,512,500.  In connection with the IPO, the Company paid underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250 and reimbursable legal expenses of counsel for the underwriters of $90,000, and the Company incurred other offering costs and expenses, including legal, accounting, printing and filing fees totaling $678,284.

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

Note 9 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents, accounts payable and other accrued liabilities at June 30, 2010 are estimated to approximate their carrying values due to the relative liquidity and short term nature of these instruments.

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

We have the worldwide rights to develop and commercialize several proprietary product candidates in clinical development that address large market opportunities, including our most advanced product candidates, CRMD003 (Neutrolin®) and CRMD001.

CRMD003 is a liquid designed to prevent central venous catheter related bloodstream infections (“CRBI”) and clotting in central venous catheters (initially in hemodialysis catheters).  We intend to submit an Investigational Device Exemption for CRMD003 by the end of 2010, which if approved will enable us to start a pivotal clinical trial in 2011.

CRMD001 is our oral formulation of the drug deferiprone, which we intend to develop for use in the prevention of contrast-induced nephropathy, or CIN, which is a common and potentially serious complication arising from the use of iodinated contrast media used in X-ray procedures to identify the status of blood vessels in the heart.  Following our assessment of the data generated in connection with our development of CRMD001 for the CIN indication, we will consider whether or not to also develop CRMD001 for use in the treatment of chronic kidney disease, or CKD, based on the support such data provides for this additional indication as well as other factors, including our access to capital, clinical and regulatory considerations regarding development of CRMD001 for the CKD indication, and our assessment of the then-current state of our intellectual property estate in CRMD001 with respect to both the CIN and the CKD indications.  In June 2010, we initiated patient dosing in a phase II biomarker “proof of concept” study for the CIN indication.  We believe this study will generate supportive data on the ability of CRMD001 to reduce biomarker evidence of acute kidney injury and provide other information that will increase the likelihood of success of a later phase III trial for the CIN indication.

We are a development stage company.  We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007.  Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including CRMD003 and CRMD001.  As of June 30, 2010, we had an accumulated deficit of $33,341,064.  Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization.  As a result, our operating losses are likely to be substantial over the next several years.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Conducting a significant amount of development is central to our business model.  Through June 30, 2010, we incurred $16,201,800 in research and development expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, CRMD003 and CRMD001, and our earlier-stage research and development projects.

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

	Six Months Ended June 30,		Period from July 28, 2006 (Inception) through June 30, 2010
	2010	2009
CRMD003	50%	45%	30%
CRMD001	47%	50%	66%
CRMD002	1%	-%	1%
CRMD004	2%	5%	3%

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our general and administrative expenses will increase if we add personnel and as a result of the reporting obligations applicable to public companies.  From our inception on July 28, 2006 through June 30, 2010, we spent $6,040,810 on general and administrative expense.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents.  Interest expense consists of interest incurred on our convertible notes up to their automatic conversion into units or common stock upon the completion of the IPO on March 30, 2010, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion relating to our convertible notes.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Research and Development Expense.  Research and development (“R&D”) expense was $560,690 for the three months ended June 30, 2010, an increase of $269,501, from $291,189 for the three months ended June 30, 2009.  The increase was primarily attributable to stock-based compensation expense of $154,741 related to all stock options granted to our Chief Medical Officer (“CMO”) and a portion of the stock options granted to our President and Chief Executive Officer (“CEO”) in connection with our IPO in March 2010.  The increase in R&D expense was also attributable to clinical development costs related to our Phase II clinical trial of CRMD001 which began in June 2010, as well as higher manufacturing costs related the development of CRMD003.

General and Administrative Expense.  General and administrative (“G&A”) expense was $617,775 for the three months ended June 30, 2010, an increase of $276,337 from $341,438 for the three months ended June 30, 2009.  The increase was primarily attributable to stock-based compensation expense of $188,841 related to a portion of the stock options granted to our CEO, and all of the stock options granted to our Chief Financial Officer and Board members in connection with our IPO in March 2010.  The increase in G&A expense also reflects the increased costs of operating as a publicly-traded company following our IPO in March 2010, which include filing fees related to the listing of our common stock, as well as increased legal, accounting and investor relations consulting fees and increased compensation expense as a result of our hiring a Chief Financial Officer in February 2010.

Interest Income and Interest Expense.  Interest income was $5,683 for the three months ended June 30, 2010, an increase of $5,096, from $587 for the three months ended June 30, 2009.  The increase was attributable to having higher interest-bearing cash balances during the second quarter 2010 as a result of the funds received from the completion of our IPO in March 2010, compared to the second quarter of 2009.

Interest expense was $0 for the three months ended June 30, 2010, compared to$562,287 for the three months ended June 30, 2009.  The decrease was attributable to the conversion of all our convertible notes during the first quarter of 2010 in connection with the IPO in March 2010.

Six months ended June 30, 2010 compared to Six months ended June 30, 2009

Research and Development Expense.  R&D expense was $3,657,351 for the six months ended June 30, 2010, an increase of $3,133,318, from $524,033 for the six months ended June 30, 2009.  The increase was primarily attributable to our issuance of 828,024 shares of our common stock on March 30, 2010 to our licensors valued at $3.125 per share, or $2,587,576 as a result of anti-dilution adjustments in connection with the conversion of our outstanding convertible debt to common stock upon the closing of the IPO.  The increase was also attributable to stock-based compensation expense of $159,343 related to all stock options granted to our CMO and a portion of the stock options granted to our CEO in connection with the IPO.  Also contributing to the higher R&D expense were the clinical development costs related to our Phase II clinical trial of CRMD001 which began in June 2010, and higher manufacturing costs related the development of CRMD003.

General and Administrative Expense.  G&A expense was $1,264,618 for the six months ended June 30, 2010, an increase of $517,851 from $746,767 for the six months ended June 30, 2009.  The increase was primarily attributable to stock-based compensation expense of $307,056 related to a portion of the stock options granted to our CEO, and all of the stock options granted to our Chief Financial Officer and Board members in connection with the IPO, in addition to the issuance of 4,059 shares of our common stock to a consultant valued at $32.05 per share or $130,091.  The increase in G&A expense also reflects the increased costs of operating as a publicly-traded company following the IPO in March 2010, which include filing fees related to the listing of our common stock, as well as increased legal, accounting and investor relations consulting fees and increased compensation expense as a result of our hiring a Chief Financial Officer in February 2010.

Interest Income and Interest Expense.  Interest income was $5,711 for the six months ended June 30, 2010, an increase of $3,628, from $2,083 for the six months ended June 30, 2009.  The increase was attributable to having higher interest-bearing cash balances during the first half of 2010 as a result of the funds received from the completion of our IPO in March 2010, compared to the first half of 2009.

Interest expense was $3,093,763 for the six months ended June 30, 2010, an increase of $2,017,752 from $1,076,011 for the six months ended June 30, 2009.  The increase was primarily attributable to charges related to the conversion of all our convertible notes, of which the aggregate amount of principal and accrued interest as of March 30, 2010 was $18,897,167, in connection with the IPO.  These charges consisted primarily of a beneficial conversion feature charge of $1,137,762 related to the 30% discount at which the Third Bridge Notes converted into common stock, a write-off of debt discount of $1,135,076, and a write-off of deferred financing fees of $358,495.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006.  Prior to the IPO, we had funded our operations principally with $14,364,973 in convertible notes sold in private placements and $625,464 in related party notes, which were also convertible.  We received net proceeds of $10,457,270 from the IPO, after deducting underwriting discounts, commissions and offering expenses payable by us upon the closing of the IPO on March 30, 2010.  All of our convertible notes were automatically converted into 1,237,293 shares of common stock and 2,338,576 units comprised of 4,677,152 shares of common stock and 2,841,603 warrants at an exercise price of $3.4375.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,369,933 for the six months ended June 30, 2010.  The net loss of $8,010,022 for the six months ended June 30, 2010 was higher than cash used in operating activities by $6,640,089.  The primary reasons for the difference are the stock issued in connection with our license agreements’ anti-dilution provision of stock issuances of $2,587,576, the charge for the  beneficial conversion feature related to the Third Bridge Notes of $1,137,762, non-cash interest expense of $462,429 on our outstanding debt during the first quarter of 2010, the write-offs of debt discount and deferred financing costs of $1,135,076 and $358,495, respectively, as a result of the conversion of our notes, stock-based compensation charges of $466,399, an increase in accounts payable and accrued expenses of $527,096 relating primarily to clinical research organization consultant costs, patent fees and manufacturing costs, and accrued legal, accounting and filing fees, which were partially offset by an increase in prepaid expenses and other current assets of $188,397 which was primarily attributable to clinical research organization costs, manufacturing costs and insurance premiums on clinical product liability insurance and directors’ and officers’ insurance.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6,799 for the six months ended June 30, 2010.  Net cash used in investing activities consisted of leasehold improvements and the purchase of accounting software, which are being amortized over the term of the lease and the expected life of the software.  Net cash used in investing activities was $0 for the six months ended June 30, 2009.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10,457,270 for the six months ended June 30, 2010.  Net cash provided by financing activities consisted of the sale of equity securities issued in our IPO, through which we received gross proceeds of $12,512,500.  The gross proceeds of $12,512,500 were offset by underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250, and reimbursable legal fees for counsel to the underwriters of $90,000, in addition to other offering costs and expenses of $676,417, consisting primarily of legal, accounting, printing and filing fees.  Net cash used in financing activities was $0 for the six months ended June 30, 2009.

Funding Requirements

Our total cash on hand as of June 30, 2010 was $10,585,717, compared to $1,505,179 at December 31, 2009.  Because our business does not generate positive operating cash flow, we will need to either raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity, debt financing, strategic relationships, or out-licensing of our products.  Through June 30, 2010, all of our financing has been through our recent IPO and previous debt financings.

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

Based on our cash resources at June 30, 2010, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations until the end of the first quarter of 2012, and will need additional financing until we can achieve profitability, if ever.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.  Each of these alternatives would likely have a material adverse effect on the prospects of our business.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the six months ended June 30, 2010, we used the Black-Scholes option pricing model.  We granted options to purchase 1,589,215 shares of common stock to our employees, non-employees and directors and officers during the six months ended June 30, 2010.  No options were issued during the year ended June 30, 2009.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, although we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  Given that the stock options currently outstanding are primarily held by our senior management and directors, we do not currently expect to experience any forfeitures with respect to such options and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

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

As reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2010, our management, including our principal executive officer and principal financial officer, identified material weaknesses in our financial reporting process with respect to lack of segregation of duties and lack of independent internal review over financial reporting, and determined that our disclosure controls and procedures were not effective as of March 31, 2010.  In order to remediate these material weaknesses, our management implemented the following measures:

•
Segregation of duties - Management implemented internal financial control policies and procedures for all cash disbursements, including payroll and bank reconciliations, which require dual approvals, and management now submits reports on our monthly operational activity report to our Board of Directors for their independent oversight; and

•
Independent internal review over financial reporting - Management hired an experienced outside accounting firm to independently review our financial statements and our accounting for non-routine complex transactions.

Management believes that these measures remediated the abovementioned material weaknesses.

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

Except as noted above in this Item 4, during the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1, as amended (Registration No. 333-163380), that was declared effective by the SEC on March 24, 2010.  The net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses payable by us, were approximately $10.4 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  Of the net proceeds of $10.4 million, we have used approximately $0.6 million for R&D expenditures and approximately $0.6 million for general working capital expenditures through the end of the second quarter of 2010.  We have invested the unused proceeds from the IPO in an interest bearing money market savings account.

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

CORMEDIX INC.

Date: August 12, 2010	By:	/s/ John C. Houghton
		Name:	John C. Houghton
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________

*	Filed herewith.