Form 10-Q
period 2010-09-30
CorMedix Inc.
filed 2010-11-09
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s common stock, as of November 8, 2010 was 11,408,288.

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets (Unaudited) September 30, 2010 and December 31, 2009	1

	Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2010 and 2009 and for the Cumulative Period From July 28, 2006 (Inception) Through September 30, 2010	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Nine Months Ended September 30, 2010	3

	Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009 and for the Cumulative Period From July 28, 2006 (Inception) Through September 30, 2010	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		22

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$9,522,241	$1,505,179
Prepaid research and development expenses	77,421	175,000
Other prepaid expenses and current assets	94,101	3,114
Total current assets	9,693,763	1,683,293
Property and equipment, net	25,708	24,116
Deferred financing fees, net	-	506,510
Security deposit	13,342	11,733
TOTAL ASSETS	$9,732,813	$2,225,652

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$517,122	$549,638
Accrued expenses	420,808	75,000
Senior convertible notes, net of discount	-	12,229,897
Interest payable – senior convertible notes	-	2,393,132
Notes payable – related parties	-	535,428
Interest payable – related parties	-	97,456
Notes payable – Galenica, Ltd.	-	1,000,000
Interest payable – Galenica, Ltd.	-	54,000
Total current liabilities	937,930	16,934,551
Deferred rent	18,101	-
TOTAL LIABILITIES	956,031	16,934,551

COMMITMENTS

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,288 shares issued and outstanding at September 30, 2010; 33,000,000 shares authorized, 787,010 shares issued and outstanding at December 31, 2009	11,408	787
Common stock – Non-Voting Subordinated Class A, $0.001 par value: none authorized, issued or outstanding at September 30, 2010; 5,000,000 shares authorized, 193,936 shares issued and outstanding at December 31, 2009	-	194
Deferred stock issuances	(27)	(27)
Additional paid-in capital	43,498,877	10,621,190
Deficit accumulated during the development stage	(34,733,476)	(25,331,043)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	8,776,782	(14,708,899)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$9,732,813	$2,225,652

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Cumulative Period from July 28, 2006 (inception) Through September 30, 2010

OPERATING EXPENSES
Research and development	$760,533	$470,162	$4,417,884	$994,195	$16,962,333
General and administrative	642,254	343,619	1,906,872	1,090,386	6,683,064
Total Operating Expenses	1,402,787	813,781	6,324,756	2,084,581	23,645,397

LOSS FROM OPERATIONS	(1,402,787)	(813,781)	(6,324,756)	(2,084,581)	(23,645,397)

OTHER INCOME (EXPENSE)
Interest income	10,375	21	16,086	2,104	104,949
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	-	(422,499)	(3,093,763)	(1,498,510)	(11,193,028)

NET LOSS	$(1,392,412)	$(1,236,259)	$(9,402,433)	$(3,580,987)	$(34,733,476)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.12)	$(1.47)	$(1.10)	$(4.25)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,288	842,788	8,546,248	842,364

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

For the Nine Months Ended September 30, 2010

	Common Stock		Non-Voting Common Stock – Class A		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount

Balance at January 1, 2010	787,010	$787	193,936	$194	$(27)	$10,621,190	$(25,331,043)	$(14,708,899)

Common stock issued to consultant at $32.05 per share in February 2010	4,059	4				130,087		130,091

Common stock issued upon conversion of Class A Non- Voting Common Stock at a 1 for 7.836 conversion rate in February 2010	24,750	25	(193,936)	(194)		169		-

Common stock issued from debt conversion to noteholders in March 2010	5,914,445	5,914				18,891,253		18,897,167

Common stock issued to licensors at $3.125 per share in March 2010	828,024	828				2,586,748		2,587,576

Common stock issued in initial public offering at $3.125 per share in March 2010, net of issuance costs	3,850,000	3,850				10,453,420		10,457,270

Stock-based compensation						816,010		816,010

Net loss							(9,402,433)	(9,402,433)

Balance at September 30, 2010	11,408,288	$11,408	-	$-	$(27)	$43,498,877	$(34,733,476)	$8,776,782

See Notes to Unaudited Condensed Financial Statements

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Period from July 28, 2006 (Inception) To September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,402,433)	$(3,580,987)	$(34,733,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	816,010	88,329	1,281,406
Stock issued in connection with license agreements	2,587,576	-	6,983,370
Stock issued in connection with consulting agreement	130,091	-	158,262
Amortization of deferred financing costs	358,495	123,532	2,047,881
Amortization of debt discount	1,135,076	435,875	4,979,461
Non-cash charge for beneficial conversion feature	1,137,762	-	1,137,762
Non-cash interest expense	462,430	939,852	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	8,770	7,458	34,377
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,592	69,102	(171,522)
Security deposits	(1,609)	-	(13,342)
Accounts payable	(32,516)	96,796	517,122
Accrued expenses	345,808	358,759	420,808
Deferred rent	18,101	-	18,101
Net cash used in operating activities	(2,429,847)	(1,461,284)	(14,281,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,361)	-	(60,084)
Net cash used in investing activities	(10,361)	-	(60,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	165,000	2,465,749
Proceeds from senior convertible notes	-	-	13,364,973
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	-	(59,635)	(1,447,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	10,457,270	-	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	10,457,270	105,365	23,863,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,017,062	(1,355,919)	9,522,241
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,505,179	1,380,012	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,522,241	$24,093	$9,522,241
Cash paid for interest	$-	$-	$18,425
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$18,897,167	$-	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$148,014	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$-	$-	$4,979,461

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business.  The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.  The Company has sustained operating losses since its inception and expects that such losses will continue over the next several years.  Management believes that the currently available capital resources will be sufficient to meet the Company’s operating needs through the end of the first quarter of 2012.  For the nine months ended September 30, 2010 and the period from July 28, 2006 (inception) to September 30, 2010, the Company incurred net losses of $9,402,433 and $34,733,476, respectively.

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since the Company has only incurred losses, basic and diluted loss per share are the same.  The amount of potentially dilutive securities excluded from the calculation was 6,472,767 and 2,663,607 shares of common stock being held in escrow, convertible notes, warrants and options at September 30, 2010 and 2009, respectively.

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

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with ASC 718.  The non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related vesting period.

During the nine months ended September 30, 2010 options to purchase 1,639,215 shares of common stock were issued to employees and directors.  There were no options granted during the nine months ended September 30, 2009.

Note 3 — Related Party Transactions:

Consulting Services:

Effective August 1, 2006, the Company began accruing monthly fees for consulting services at a rate of $25,000 per month payable to Paramount Corporate Development, LLC (“Paramount”), an affiliate of a significant stockholder of the Company, pursuant to a services agreement with Paramount.  This agreement was terminated as of August 31, 2008 and, accordingly, there was no consulting services expense under this agreement for the nine months ended September 30, 2010 and 2009.  For the period from July 28, 2006 (inception) to September 30, 2010, consulting services expense under this agreement was $625,000.  As of September 30, 2010 and December 31, 2009, the Company had $75,000 payable to Paramount pursuant to this agreement, which amount is included in accrued expenses.

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

Note 4 — Stockholders’ Equity (Deficiency):

Common Stock:

During the nine months ended September 30, 2010 the Company recorded compensation expense in connection with common stock issued to employees of $1,296 and consultants of $130,091, each with a three-year vesting period.  The Company recorded compensation expense, in connection with common stock issued to consultants of $158,262 for the period from July 28, 2006 (inception) to September 30, 2010.  There were no such common stock issuances for the nine months ended September 30, 2009.

Common Stock Options and Warrants:

During the nine months ended September 30, 2010, the Company granted options to purchase 1,639,215 shares of common stock under the Amended and Restated 2006 Stock Incentive Plan (“Plan”) to various employees, officers and directors, including options to purchase 1,589,215 shares at an exercise price of $3.125 per share and options to purchase 50,000 shares at an exercise price of $1.57 per share.  Each option granted to employees during the nine months ended September 30, 2010 has a ten-year term and vests equally over a three-year period.  The options granted to directors during the nine months ended September 30, 2010 have ten-year terms and vested one-third on March 30, 2010, the date of grant, and the remaining two-thirds will vest equally over a two-year period.  The Company recorded $814,714, $88,329 and $1,281,406 of compensation expense during the nine months ended September 30, 2010 and 2009 and the period from July 28, 2006 (inception) to September 30, 2010, respectively, in accordance with ASC 718.

There were no options or warrants issued during the nine months ended September 30, 2009.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30, 2010
Expected Term	5 years
Volatility	112% - 114%
Dividend yield	0.0%
Risk-free interest rate	1.5% - 2.6%

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

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	23,612	$8.23	23,612	$8.23
Granted	1,639,215	$3.08	-	$-
Outstanding at end of period and expected to vest	1,662,827	$3.15	23,612	$8.23
Options exercisable	57,231	$4.66	16,380	$8.23
Weighted-average fair value of options granted during the period		$2.47		$6.82

The weighted average remaining contractual life of stock options outstanding at September 30, 2010 is 9.4 years.  The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of September 30, 2010 for those options that have an exercise price below the quoted closing price.  As of September 30, 2010, there were options to purchase an aggregate of 1,662,827 shares with an exercise price above the quoted closing price of the common stock of the Company, resulting in $0 intrinsic value.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2010, the total compensation expense related to non-vested options not yet recognized totaled $3,298,005.  The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at September 30, 2010 was approximately 2.5 years.

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

Note 9 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents, accounts payable and other accrued liabilities at September 30, 2010 are estimated to approximate their carrying values due to the relative liquidity and short term nature of these instruments.

Note 10 – Subsequent Event:

On October 29, 2010, the Company was issued a letter from the Department of the Treasury indicating it has been awarded two federally funded grants totaling $488,959 under the qualifying therapeutic discovery project ("QTDP") program established under Section 48D of the Internal Revenue Code. These grants were awarded based on applications CorMedix submitted for both its Neutrolin® and Deferiprone programs.

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

We are a development stage company.  We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007.  Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including CRMD003 and CRMD001.  As of September 30, 2010, we had an accumulated deficit of $34,733,476.  Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization.  As a result, our operating losses are likely to be substantial over the next several years.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Financial Operations Overview

Revenue

We have not generated any revenue since our inception.  As of September 30, 2010, we have funded our operations primarily through debt financings and the IPO.

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

Conducting a significant amount of development is central to our business model.  Through September 30, 2010, we incurred $16,962,333 in research and development expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, CRMD003 and CRMD001, and our earlier-stage research and development projects.

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

	Nine Months Ended September 30,		Period from July 28, 2006 (Inception) through September 30, 2010
	2010	2009
CRMD003	53%	72%	32%
CRMD001	45%	24%	65%
CRMD002	1%	0%	1%
CRMD004	1%	4%	2%

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our general and administrative expenses will increase if we add personnel and as a result of the reporting obligations applicable to public companies.  From our inception on July 28, 2006 through September 30, 2010, we spent $6,683,064 on general and administrative expense.

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

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Research and Development Expense.  Research and development (“R&D”) expense was $760,533 for the three months ended September 30, 2010, an increase of $290,371, from $470,162 for the three months ended September 30, 2009.  The increase was primarily attributable to stock-based compensation expense of $159,305 related to all stock options granted to our Chief Medical Officer (“CMO”) and a portion of the stock options granted to our President and Chief Executive Officer (“CEO”) in connection with our IPO in March 2010.  The increase in R&D expense was also attributable to clinical development costs related to our Phase II clinical trial of CRMD001 which began in June 2010, higher manufacturing costs related the development of CRMD003  and costs related to the hiring of two employees in the areas of clinical operations and product development during the third quarter of 2010.

General and Administrative Expense.  General and administrative (“G&A”) expense was $642,254 for the three months ended September 30, 2010, an increase of $298,635 from $343,619 for the three months ended September 30, 2009.  The increase was primarily attributable to stock-based compensation expense of $190,306 related to a portion of the stock options granted to our CEO, and all of the stock options granted to our Chief Financial Officer and Board members in connection with our IPO in March 2010.  The increase in G&A expense also reflects the increased costs of operating as a publicly-traded company following our IPO in March 2010, which include filing fees related to the listing of our common stock, as well as increased legal, accounting and investor relations consulting fees and increased compensation expense as a result of our hiring a Chief Financial Officer in February 2010.

Interest Income and Interest Expense.  Interest income was $10,375 for the three months ended September 30, 2010, an increase of $10,354, from $21 for the three months ended September 30, 2009.  The increase was attributable to having higher interest-bearing cash balances during the third quarter 2010 as a result of the funds received from the completion of our IPO in March 2010, compared to the third quarter of 2009.

Interest expense was $0 for the three months ended September 30, 2010, compared to $422,499 for the three months ended September 30, 2009.  The decrease was attributable to the conversion of all our convertible notes during the first quarter of 2010 in connection with the IPO in March 2010.

Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009

Research and Development Expense.  R&D expense was $4,417,884 for the nine months ended September 30, 2010, an increase of $3,423,689, from $994,195 for the nine months ended September 30, 2009.  The increase was primarily attributable to our issuance of 828,024 shares of our common stock on March 30, 2010 to our licensors valued at $3.125 per share, or $2,587,576 as a result of anti-dilution adjustments in connection with the conversion of our outstanding convertible debt to common stock upon the closing of the IPO.  The increase was also attributable to stock-based compensation expense of $318,648 related to all stock options granted to our CMO and a portion of the stock options granted to our CEO in connection with the IPO.  Also contributing to the higher R&D expense were the clinical development costs related to our Phase II clinical trial of CRMD001 which began in June 2010, and higher manufacturing costs related the development of CRMD003 and costs related to the hiring of two employees in the areas of clinical operations and product development during the third quarter of 2010.

General and Administrative Expense.  G&A expense was $1,906,872 for the nine months ended September 30, 2010, an increase of $816,486 from $1,090,386 for the nine months ended September 30, 2009.  The increase was primarily attributable to stock-based compensation expense of $497,362 related to a portion of the stock options granted to our CEO, and all of the stock options granted to our Chief Financial Officer and Board members in connection with the IPO, in addition to the issuance of 4,059 shares of our common stock to a consultant valued at $32.05 per share or $130,091.  The increase in G&A expense also reflects the increased costs of operating as a publicly-traded company following the IPO in March 2010, which include filing fees related to the listing of our common stock, as well as increased legal, accounting and investor relations consulting fees and increased compensation expense as a result of our hiring a Chief Financial Officer in February 2010.

Interest Income and Interest Expense.  Interest income was $16,086 for the nine months ended September 30, 2010, an increase of $13,982, from $2,104 for the nine months ended September 30, 2009.  The increase was attributable to having higher interest-bearing cash balances during the nine months ended September 30, 2010 as a result of the funds received from the completion of our IPO in March 2010, compared to the nine months ended September 30, 2009.

Interest expense was $3,093,763 for the nine months ended September 30, 2010, an increase of $1,595,253 from $1,498,510 for the nine months ended September 30, 2009.  The increase was primarily attributable to charges related to the conversion of all our convertible notes, of which the aggregate amount of principal and accrued interest as of March 30, 2010 was $18,897,167, in connection with the IPO.  These charges consisted primarily of a beneficial conversion feature charge of $1,137,762 related to the 30% discount at which the Third Bridge Notes converted into common stock, a write-off of debt discount of $1,135,076, and a write-off of deferred financing fees of $358,495.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,429,847 for the nine months ended September 30, 2010.  The net loss of $9,402,433 for the nine months ended September 30, 2010 was higher than cash used in operating activities by $6,972,586.  The primary reasons for the difference are the stock issued in connection with our license agreements’ anti-dilution provision of stock issuances of $2,587,576, the charge for the  beneficial conversion feature related to the Third Bridge Notes of $1,137,762, non-cash interest expense of $462,430 on our outstanding debt during the first quarter of 2010, the write-offs of debt discount and deferred financing costs of $1,135,076 and $358,495, respectively, as a result of the conversion of our notes, stock-based compensation charges of $816,010, an increase in accrued expenses of $345,808 relating primarily to clinical research organization consultant costs, patent fees, and accrued legal, accounting and filing fees.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10,361 for the nine months ended September 30, 2010.  Net cash used in investing activities consisted of leasehold improvements made to our corporate headquarters located in Bridgewater, New Jersey, in addition to purchases of computer equipment and accounting software, which are being amortized over the term of the lease and the expected life of the equipment and software.  Net cash used in investing activities was $0 for the nine months ended September 30, 2009.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10,457,270 for the nine months ended September 30, 2010.  Net cash provided by financing activities consisted of the sale of equity securities issued in our IPO, through which we received gross proceeds of $12,512,500.  The gross proceeds of $12,512,500 were offset by underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250, and reimbursable legal fees for counsel to the underwriters of $90,000, in addition to other offering costs and expenses of $676,417, consisting primarily of legal, accounting, printing and filing fees.  Net cash provided by financing activities was $105,365 for the nine months ended September 30, 2009.

Funding Requirements

Our total cash on hand as of September 30, 2010 was $9,522,241, compared to $1,505,179 at December 31, 2009.  Because our business does not generate positive operating cash flow, we will need to either raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity, debt financing, strategic relationships, or out-licensing of our products.  Through September 30, 2010, all of our financing has been through our recent IPO and previous debt financings.

We will continue to fund operations from cash on hand and through the similar sources of capital previously described, or through other sources that may be dilutive to existing stockholders.  Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. We can give no assurances that we will be able to secure such additional financing, or if available, it will be sufficient to meet our needs.

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

Based on our cash resources at September 30, 2010, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations until the end of the first quarter of 2012, and will need additional financing until we can achieve profitability, if ever.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.  Each of these alternatives would likely have a material adverse effect on the prospects of our business.

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

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with ASC 718.  The non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related vesting period.

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the nine months ended September 30, 2010, we used the Black-Scholes option pricing model.  We granted options to purchase 1,639,215 shares of common stock to our employees, non-employees and directors and officers during the nine months ended September 30, 2010.  No options were issued during the nine months ended September 30, 2009.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, although we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  Given that the stock options currently outstanding are primarily held by our senior management and directors, we do not currently expect to experience any forfeitures with respect to such options and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1, as amended (Registration No. 333-163380), that was declared effective by the SEC on March 24, 2010.  The net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses payable by us, were approximately $10.5 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  Of the net proceeds of $10.5 million, we have used approximately $1.2 million for R&D expenditures and approximately $1.4 million for general working capital expenditures through the end of the third quarter of 2010.  We have invested the unused proceeds from the IPO in an interest bearing savings account.

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

CORMEDIX INC.

Date: November 8, 2010	By:	/s/ John C. Houghton
		Name:	John C. Houghton
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________

*	Filed herewith.