Form 10-Q
period 2011-03-31
CorMedix Inc.
filed 2011-05-10
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock, as of May 9, 2011 was 11,408,274.

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets March 31, 2011 (Unaudited) and December 31, 2010	1

	Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2011 and 2010 and for the Cumulative Period From July 28, 2006 (Inception) Through March 31, 2011	2

	Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2011	3

	Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010 and for the Cumulative Period From July 28, 2006 (Inception) Through March 31, 2011	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II OTHER INFORMATION		18

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	(Removed and Reserved).	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	19

SIGNATURES		20

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$6,564,212	$8,283,684
Prepaid research and development expenses	77,928	205,404
Other prepaid expenses and current assets	144,179	323,060
Total current assets	6,786,319	8,812,148
Property and equipment, net	19,268	22,310
Security deposit	13,342	13,342
TOTAL ASSETS	$6,818,929	$8,847,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,293,550	$1,139,276
Accrued expenses	149,341	436,367
Total current liabilities	1,442,891	1,575,643
Deferred rent	16,188	16,759
TOTAL LIABILITIES	1,459,079	1,592,402

COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,274 shares issued and outstanding at March 31, 2011 and December 31, 2010	11,408	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	43,559,905	43,480,415
Deficit accumulated during the development stage	(38,211,317)	(36,236,279)
TOTAL STOCKHOLDERS’ EQUITY	5,359,850	7,255,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,818,929	$8,847,800

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Cumulative Period from July 28, 2006 (inception) Through March 31, 2011

OPERATING EXPENSES
Research and development	$1,175,542	$2,727,009	$19,232,991
General and administrative	834,481	646,843	8,604,676
Total Operating Expenses	2,010,023	3,373,852	27,837,667

LOSS FROM OPERATIONS	(2,010,023)	(3,373,852)	(27,837,667)

OTHER INCOME (EXPENSE)
Other income, net	29,819	-	420,987
Interest income	5,166	28	117,471
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	-	(3,093,763)	(11,193,028)
LOSS BEFORE INCOME TAXES	(1,975,038)	(6,467,587)	(38,492,237)
State income tax benefit	-	-	280,920
NET LOSS	$(1,975,038)	$(6,467,587)	$(38,211,317)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.17)	$(6.06)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,274	1,067,937

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended March 31, 2011

	Common Stock		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2011	11,408,274	$11,408	$(146)	$43,480,415	$(36,236,279)	$7,255,398

Stock-based compensation				79,490		79,490

Net loss					(1,975,038)	(1,975,038)

Balance at March 31, 2011	11,408,274	$11,408	$(146)	$43,559,905	$(38,211,317)	$5,359,850

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Cumulative Period from July 28, 2006 (Inception) To March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,975,038)	$(6,467,587)	$(38,211,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	79,490	122,817	1,711,968
Stock issued in connection with license agreements	-	2,217,924	6,613,718
Stock issued in connection with consulting agreement	-	130,091	158,262
Amortization of deferred financing costs	-	358,495	2,047,881
Amortization of debt discount	-	1,135,076	4,979,461
Non-cash charge for beneficial conversion feature	-	1,137,762	1,137,762
Non-cash interest expense	-	462,429	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	3,042	2,864	40,816
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	306,357	(113,633)	(222,107)
Security deposits	-	(13,342)	(13,342)
Accounts payable	154,274	496,108	1,293,550
Accrued expenses	(287,026)	300,059	149,341
Deferred rent	(571)	-	16,188
Net cash used in operating activities	(1,719,472)	(230,937)	(17,239,549)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,799)	(60,084)
Net cash used in investing activities	-	(6,799)	(60,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	-	-	13,364,973
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	-	-	(1,447,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	-	10,457,270	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	-	10,457,270	23,863,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,719,472)	10,219,534	6,564,212
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	8,283,684	1,505,179	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,564,212	$11,724,713	$6,564,212
Cash paid for interest	$-	$-	$18,425
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$18,897,167	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$148,014	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$-	$-	$4,979,461

See Notes to Unaudited Condensed Financial Statements.

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

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.  Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2011 or for any subsequent period.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2011.  The accompanying condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements included in such Form 10-K.

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

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business.  The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.  The Company has sustained operating losses since its inception and expects that such losses will continue over the next several years.  Management believes that the currently available capital resources will be sufficient to meet the Company’s operating needs into the first quarter of 2012.  For the three months ended March 31, 2011 and the period from July 28, 2006 (inception) to March 31, 2011, the Company incurred net losses of $1,975,038 and $38,211,317, respectively.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Correction of Immaterial Error

The Company identified an immaterial error in its previously issued unaudited condensed financial statements for the period ended March 31, 2010, as follows:

•	the improper recording of licensor escrowed shares to research and development expense when such shares were not earned.

The error in the accounting for the licensor escrowed shares resulted in an overstatement of non-cash research and development expenses of $369,652 and an overstatement of net loss per share of $0.34 in the first quarter of 2010.  The licensor shares were not earned as of March 31, 2011.

The Company reviewed the accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the errors to be immaterial to any prior period’s presentation.  The accompanying 2011 and 2010 unaudited condensed financial statements reflect the corrections of the aforementioned immaterial error.

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since the Company has only incurred losses, basic and diluted loss per share are the same.  The amount of potentially dilutive securities excluded from the calculation was 6,572,986 and 6,410,506 shares of common stock being held in escrow, convertible notes, warrants and options at March 31, 2011 and 2010, respectively.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with ASC 718.  The non-cash charge to operations for non-employee options with vesting is revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related vesting period.

During the three months ended March 31, 2011 and 2010 options to purchase an aggregate of 506,000 and 1,581,766 shares of common stock, respectively, were granted to the Company’s employees and directors.

Note 3 — Stockholders’ Equity (Deficiency):

Common Stock:

During the three months ended March 31, 2011 and 2010 and the period from July 28, 2006 (inception) to March 31, 2011, the Company recorded compensation expense, in connection with common stock issued to employees, directors and consultants, of $79,490, $252,908 and $1,870,230, respectively.

Common Stock Options and Warrants:

During the three months ended March 31, 2011, options to purchase an aggregate of 150,000 shares of common stock were granted to the Company’s directors under the Amended and Restated 2006 Stock Incentive Plan (“Plan”) with an exercise price of $2.10 per share.  These options vest on the one-year anniversary of the grant date, January 14, 2011, and have a ten-year term.  Additionally, during the three months ended March 31, 2011, options to purchase 356,000 shares of common stock were granted to the Company’s new Chief Medical Officer (“CMO”) under the Plan with an exercise price of $1.61 per share.  These options vest in equal installments on each of the first three anniversaries of the grant date, March 1, 2011, and have a ten-year term.

During the three months ended March 31, 2010, options to purchase an aggregate of 1,581,766 shares of common stock were granted to the Company’s employees and directors under the Plan with an exercise price of $3.125 per share.  The options granted to the Company’s employees vest in equal installments on each of the first three anniversaries of the grant date, March 30, 2010, and the options granted to directors vest in equal installments on each of the grant date and the first two anniversaries of the grant date, March 30, 2010.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Expected Term	5 years	5 years
Volatility	109% - 114%	112%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.95% - 2.11%	2.6%

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted.  Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.  The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.  The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  During the first quarter ended March 31, 2011, the Company has experienced forfeitures of options issued to its former CMO and its former Chairman.  Since the stock options currently outstanding are primarily held by senior management and directors of the Company, the Company will continue to evaluate the effects of such future potential forfeitures, as they may arise, to ascertain an estimated forfeiture rate.

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,662,827	$3.15	23,612	$8.23
Forfeited	(362,444)	$3.35	-	-
Granted	506,000	$1.76	1,581,766	$3.13
Outstanding at end of period and expected to vest	1,806,383	$2.27	1,605,378	$3.20
Options exercisable	454,808	$3.21	56,380	$4.61
Weighted-average fair value of options granted during the period		$1.40		$2.51

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2011 is 9.2 years.  The weighted average remaining contractual life of stock options exercisable at March 31, 2011 is 8.9 years.  The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of March 31, 2011 for those options that have an exercise price below the quoted closing price.  As of March 31, 2011, there were 406,000 options outstanding and expected to vest  with an exercise price below the quoted closing price of the common stock of the Company, resulting in a $210,440 intrinsic value.  As of March 31, 2011, there were 454,808 options exercisable with an exercise price above the quoted closing price of the common stock of the Company, resulting in no intrinsic value.

As of March 31, 2011, the total compensation expense related to non-vested options not yet recognized totaled $2,627,143.  The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at March 31, 2011 was approximately 2.1 years.

Note 4 — Shares Issued to Licensors:

In accordance with the terms of agreements with the Company’s licensors, Shiva Biomedical, LLC (“Shiva”) and ND Partners, LLC (“ND Partners”), the Company was obligated to issue additional shares of common stock to each licensor sufficient to maintain an ownership percentage of 7% of the outstanding common stock of the Company on a fully-diluted basis.  As a result of the automatic conversion of all of the Company’s outstanding convertible notes into Units (as defined below) and shares of common stock in connection with the closing of the Company’s initial public offering (the “IPO”), on March 30, 2010, the Company issued an aggregate of 828,024 shares of common stock to Shiva and ND Partners as a result of anti-dilution adjustments pursuant to their respective agreements, of which 118,289 are being held in escrow for ND Partners pending the achievement of certain regulatory and sales-based milestones.  As a result of these issuances, a charge of $2,217,924 was recorded to research and development during the first quarter of 2010. This obligation terminated upon the closing of the IPO.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments:

Employment Agreements

On January 14, 2011, the Company entered into an amendment to the employment agreement, effective January 1, 2011, with its President and Chief Executive Officer, John C. Houghton (the “Houghton Amendment”). The Houghton Amendment amended the Amended and Restated Employment Agreement, dated as of November 25, 2009, by and between the Company and Mr. Houghton to (i) increase Mr. Houghton’s annual base salary to $350,000 and (ii) increase the amount of the annual bonus payments Mr. Houghton may receive upon the achievement of certain financial, clinical development and business milestones, at the sole discretion of the Company’s Board of Directors (the “Board”), to up to 40% of Mr. Houghton’s annual base salary.

On January 14, 2011, the Company also entered into an amendment to the employment agreement, effective January 1, 2011, with its Chief Financial Officer, Brian Lenz (the “Lenz Amendment”). The Lenz Amendment amended the Employment Agreement, dated as of February 4, 2010, by and between the Company and Mr. Lenz to (i) increase Mr. Lenz's annual base salary to $250,000 and (ii) eliminate Mr. Lenz's annual guaranteed bonus.

On February 25, 2011, the Company entered into an employment agreement with Mark A. Klausner, M.D., the Company’s new CMO (the “Klausner Employment Agreement”). Pursuant to the Klausner Employment Agreement, Dr. Klausner will serve as the Company’s CMO for an initial term of two years commencing on March 1, 2011, which term will extend automatically for additional one-year periods unless appropriate notice is given by one of the parties. Dr. Klausner will receive an annual base salary of $310,000, and will be eligible for annual bonus payments of up to 35% of his base salary, based upon the achievement of certain milestones as established annually by the Company’s Chief Executive Officer, in consultation with the Board and Dr. Klausner.

 Pursuant to the Klausner Employment Agreement, if the Company terminates Dr. Klausner as a result of his death or Disability (as defined under the Klausner Employment Agreement), Dr. Klausner or his estate, as applicable, will receive his base salary and any accrued but unpaid benefits through the termination date (the “Accrued Compensation”), plus his base salary for a period of 90 days, and all his unvested restricted shares and stock options that are scheduled to vest on or before the next succeeding anniversary of March 1, 2011 will be accelerated and vest as of the termination date. If the Company terminates Dr. Klausner for Cause (as defined under the Klausner Employment Agreement), if Dr. Klausner terminates his employment other than for Good Reason (as defined under the Klausner Employment Agreement), or if Dr. Klausner’s employment terminates by expiration of the term of the Klausner Employment Agreement, Dr. Klausner will receive the Accrued Compensation only. If the Company terminates Dr. Klausner within two months prior to or six months following the occurrence of a Change of Control (as defined under the Klausner Employment Agreement), and on the date of termination the fair market value of the Company’s common stock on a fully-diluted basis is more than $50 million (as determined by the Board in good faith), Dr. Klausner will receive the Accrued Compensation, his base salary and benefits for a period of three months following his termination, and all his unvested restricted shares and stock options will be accelerated and vest as of the termination date. If the Company terminates Dr. Klausner for reasons other than those stated above or Dr. Klausner terminates his employment for Good Reason, Dr. Klausner will receive the Accrued Compensation and his base salary and benefits for a period of six months following his termination, and all his unvested restricted shares and stock options that are scheduled to vest within the 12 months following his termination will be accelerated and vest as of the termination date.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revised Director Compensation Policy

On January 14, 2011, the Board adopted revisions to its director compensation policy (the “Director Compensation Policy”) based on recommendations from an independent compensation consultant retained by the Compensation Committee of the Board. The Board revised the Director Compensation Policy to provide for an increase in the amount of the annual retainer paid to non-employee directors to $20,000, with the exception of the Chairman of the Board who will be paid $30,000. Under the revised Director Compensation Policy, each non-employee director will be granted annually, at the first Board meeting of the calendar year, an option to purchase 30,000 shares of the Company's common stock at an exercise price equal to the closing price of the common stock on the grant date, which option will vest on the first anniversary of the grant date. In addition, pursuant to the revised Director Compensation Policy, each new non-employee director will be granted, in connection with his or her initial election to the Board, an option to purchase 30,000 shares of the Company's common stock at an exercise price equal to the closing price of the common stock on the grant date, which option will vest as follows: one-third on the grant date; an additional one-third on the first anniversary of the grant date; and the remaining one-third on the second anniversary of the grant date.

Note 6 — Initial Public Offering:

On March 30, 2010, the Company completed its IPO, whereby the Company sold 1,925,000 units, each unit consisting of two shares of its common stock and a warrant to purchase one share of common stock (each a “Unit”), at $6.50 per Unit resulting in gross proceeds of $12,512,500.  In connection with the IPO, the Company paid underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250 and reimbursable legal expenses of counsel for the underwriters of $90,000, and the Company incurred other offering costs and expenses, including legal, accounting, printing and filing fees totaling $676,417.

All of the Company’s convertible notes and all of the Company’s outstanding shares of Non-Voting Subordinated Class A Common Stock automatically converted into Units or common stock upon the completion of the IPO.  Management believes that the net proceeds from the IPO and existing cash will be sufficient to fund the Company’s projected operating requirements into the first quarter of 2012.

Note 7 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents, accounts payable and other accrued liabilities at March 31, 2011 are estimated to approximate their carrying values due to the relative liquidity and short term nature of these instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 11, 2011.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. (referred to herein as “we,” “us,” “our” and the “Company”), is a pharmaceutical company that seeks to in-license, develop and commercialize therapeutic products for the treatment of cardiac and renal dysfunction, also known as Cardiorenal disease.  Specifically, our goal is to treat kidney disease by reducing the commonly associated cardiovascular and metabolic complications — in effect, “Treating the kidney to treat the heart®.”  To date, we have licensed all of the products in our Cardiorenal pipeline.

We have the worldwide rights to develop and commercialize several proprietary product candidates in clinical development that address significant market opportunities, including our most advanced product candidates, CRMD003 (Neutrolin®) and CRMD001 (a proprietary formulation of deferiprone).

CRMD003 is a liquid designed to prevent central venous Catheter Related Bloodstream Infections (“CRBI”) and maintenance of catheter patency in central venous catheters (initially in hemodialysis catheters).  We expect to submit an amendment to our Investigational Device Exemption application with the Food and Drug Administration (“FDA”) for CRMD003 by the end of the first half of 2011, which if approved will enable us to start a pivotal clinical trial in the United States in 2011.  We are seeking approval of Neutrolin® through a CE mark application.  We have recently been informed by the notified body managing our CE mark application that the required reviews by the European regulatory authorities are expected to take several months longer than originally anticipated.  As a result, although we will continue to aggressively pursue the advancement of the application process and collaborate with the European regulatory authorities, we now expect that the timing for potential receipt of CE mark approval will be during the first half of 2012.  If we obtain CE mark approval in Europe, we expect to be in a position to launch Neutrolin® for the prevention of CRBI and maintenance of catheter patency in hemodialysis patients in Europe during the first half of 2012.  We cannot be assured of CE mark approval of Neutrolin® on that timeline or at all.  We are currently exploring the various methods of launching Neutrolin® in Europe, whether through a distributorship or partnership arrangement.

CRMD001 is our oral formulation of the drug deferiprone, which we intend to develop for use in the prevention of Contrast-Induced Nephropathy, (“CIN”), which is a common and potentially serious complication arising from the use of iodinated contrast media used in X-ray procedures to identify the status of blood vessels in the heart.  Following our assessment of the data generated in connection with our development of CRMD001 for the CIN indication, we will consider whether or not to also develop CRMD001 for use in the treatment of Chronic Kidney Disease, (“CKD”), based on the support such data provides for this additional indication as well as other factors, including our access to capital, clinical and regulatory considerations regarding development of CRMD001 for the CKD indication, and our assessment of the then-current state of our intellectual property estate in CRMD001 with respect to both the CIN and the CKD indications.  In June 2010, we initiated patient dosing in a phase II biomarker “proof of concept” study for the CIN indication.  As of May 5, 2011, there have been 47 patients enrolled in our phase II study.  We expect to have the phase II study fully enrolled with 60 patients by the end of the first half of 2011.  We believe this study will generate supportive data on the ability of CRMD001 to reduce biomarker evidence of acute kidney injury and provide other information that will increase the likelihood of success of a later phase III trial for the CIN indication.

We are a development stage company.  We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007.  Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including CRMD003 and CRMD001.  As of March 31, 2011, we had an accumulated deficit of $38,211,317.  Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization.  As a result, our operating losses are likely to be substantial over the next several years.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

In March 2010, we completed our Initial Public Offering (the “IPO”), whereby we sold 1,925,000 units, each unit consisting of two shares of our common stock and a warrant to purchase one share of common stock (each a “Unit”), at $6.50 per Unit resulting in gross proceeds of $12,512,500 and net proceeds to us of $10,457,270 after deducting underwriting discounts and commissions and offering expenses payable by us.  All of our convertible notes and accrued interest thereon and all of our outstanding shares of Non-Voting Subordinated Class A Common Stock automatically converted into Units or common stock upon the completion of the IPO.  We believe that the net proceeds from the IPO and existing cash will be sufficient to fund our projected operating requirements into the first quarter of 2012.

We also effected a 1 for 7.836 reverse stock split of our common stock on February 24, 2010 in connection with the IPO.  All shares and per share amounts, except as noted, have been retroactively adjusted to give effect to the reverse stock split.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception.  As of March 31, 2011, we have funded our operations primarily through debt financings and the IPO, and our receipt of a total of approximately $490,000 from federal grants under the Qualifying Therapeutic Discovery Project program and a total of approximately $280,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and a total of approximately $35,000 from qualified research and development expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we could generate revenue from sales or licenses of any such products.

Research and Development Expense

Research and development (“R&D”) expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All R&D is expensed as incurred.

Conducting a significant amount of development is central to our business model.  Through March 31, 2011, we incurred $19,232,991 in R&D expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our R&D expenses for the foreseeable future in order to complete development of our two most advanced product candidates, CRMD003 and CRMD001, and our earlier-stage R&D projects.

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

	Three Months Ended March 31,		Period from July 28, 2006 (Inception) through March 31, 2011
	2011	2010
CRMD001	26%	47%	58%
CRMD002	0%	1%	1%
CRMD003	72%	51%	38%
CRMD004	2%	1%	3%

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

General and Administrative Expense

General and administrative (“G&A”) expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions.  Other G&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our G&A expenses will increase if we add personnel and as a result of the reporting obligations applicable to public companies.  From our inception on July 28, 2006 through March 31, 2011, we spent $8,604,676 on G&A expense.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Research and Development Expense.  R&D expense was $1,175,542 for the three months ended March 31, 2011, a decrease of $1,551,467, from $2,727,009 for the three months ended March 31, 2010.  The decrease was primarily attributable to a charge of $2,217,924 during the first quarter of 2010 related  to our issuance of 828,024 shares of our common stock valued at $3.125 per share to our licensors (of which 118,289 shares are being held in escrow) as a result of anti-dilution adjustments in connection with the conversion of our outstanding convertible debt to common stock upon the closing of the IPO, which anti-dilution provisions expired upon the closing of the IPO.  There was no corresponding charge during the first quarter of 2011.  The decrease was also a result of $209,647 of stock-based compensation expense reversed during the first quarter of 2011, which was related to the forfeitures of unvested options to purchase 327,130 shares of common stock by our former Chief Medical Officer (“CMO”) in accordance with the terms of his employment agreement upon the expiration of his employment term in February 2011.  The decrease was partially offset by $102,821 of stock-based compensation expense during the first quarter of 2011 compared to $3,306 during the first quarter of 2010 primarily attributed to the portion of stock options granted to our President and Chief Executive Officer (“CEO”) in connection with our IPO in March 2010 and the stock options granted to our new CMO in February 2011, as well as increased clinical, clinical research organization, manufacturing and regulatory expenses related to our Phase II clinical trial of CRMD001 that began in June 2010, higher manufacturing, regulatory and clinical research organization costs related to the development of CRMD003 and higher personnel costs as a result of hiring two employees in the areas of clinical operations and product development during the third quarter of 2010.

General and Administrative Expense.  G&A expense was $834,481 for the three months ended March 31, 2011, an increase of $187,638 from $646,843 for the three months ended March 31, 2010.  The increase was primarily attributable to stock-based compensation expense of $225,040 during the first quarter of 2011 compared to $118,215 during the first quarter of 2010 primarily attributed to the portion of stock options granted to our CEO and all of the stock options granted to our Chief Financial Officer (“CFO”) and non-employee directors in connection with our IPO in March 2010 and the stock options granted to our non-employee directors in January 2011.  The increase in G&A expense also reflects the increased costs of operating as a publicly-traded company following our IPO in March 2010, which includes filing fees related to the listing of our common stock, as well as increased legal,  investor relations, consulting fees and increased compensation expense as a result of our hiring a CFO in February 2010.  The increase was offset by $38,724 of stock-based compensation expense reversed during the first quarter of 2011, which was related to the forfeitures of unvested options to purchase 35,314 shares of common stock by our former Chairman of the Board in accordance with our Amended and Restated 2006 Stock Incentive Plan following his resignation from our Board of Directors and from his position as Chairman.

Interest Income.  Interest income was $5,166 for the three months ended March 31, 2011, an increase of $5,138, from $28 for the three months ended March 31, 2010.  The increase was attributable to having higher interest-bearing cash balances during the first quarter 2011 as a result of the funds received from the completion of our IPO in March 2010, compared to the first quarter of 2010.

Interest Expense. Interest expense was $0 for the three months ended March 31, 2011, compared to $3,093,763 for the three months ended March 31, 2010.  The decrease was attributable to the conversion of all our convertible notes during the first quarter of 2010 in connection with the IPO in March 2010.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant R&D expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006.  Prior to the IPO, we had funded our operations principally with $14,364,973 in convertible notes sold in private placements and $625,464 in related party notes, which were also convertible.  All of our convertible notes were automatically converted into 1,237,293 shares of common stock and 2,338,576 Units comprised of 4,677,152 shares of common stock and 2,841,603 warrants at an exercise price of $3.4375.  We received net proceeds of $10,457,270 from the IPO, after deducting underwriting discounts, commissions and offering expenses payable by us upon the closing of the IPO on March 30, 2010.  Additionally, we received a total of approximately $490,000 from federal grants under the Qualifying Therapeutic Discovery Project program and a total of approximately $280,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and a total of approximately $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,719,472 for the three months ended March 31, 2011.  The net loss of $1,975,038 for the three months ended March 31, 2011 was higher than cash used in operating activities by $255,566.  The primary reasons for the difference is attributed to a stock-based compensation charge of $79,490, a decrease in prepaid expenses and other current assets of $306,357 which consists of amortized manufacturing costs, clinical research organization and insurance premiums during the first quarter of 2011, an increase in accounts payable of $154,274 related to increased clinical development costs, offset by a decrease in accrued expenses of $287,026 which resulted from bonus payments made during the first quarter of 2011 for performance related to 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2011.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2011.  Net cash provided by financing activities during the three months ended March 31, 2010 consisted of the sale of equity securities issued in our IPO, through which we received gross proceeds of $12,512,500.  The gross proceeds of $12,512,500 were offset by underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250, and reimbursable legal fees for counsel to the underwriters of $90,000, in addition to other offering costs and expenses of $676,417, consisting primarily of legal, accounting, printing and filing fees.  Net cash provided by financing activities was $10,457,270 for the three months ended March 31, 2010.

Funding Requirements

Our total cash on hand as of March 31, 2011 was $6,564,212, compared to $8,283,684 at December 31, 2010.  Since our business does not generate positive operating cash flow, we will need to either raise additional capital before we exhaust our current cash resources in order to continue to fund our R&D, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity, debt financing, strategic relationships, or out-licensing of our products.  As of March 31, 2011, we have funded our operations primarily through debt financings, the IPO, and our receipt of a total of approximately $490,000 from federal grants under the Qualifying Therapeutic Discovery Project program, approximately $280,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

We expect to continue to fund operations from cash on hand and through either capital raising sources as previously described above, which may be dilutive to existing stockholders, or through generating revenues from the licensing of our products or strategic alliances.  We plan to seek additional debt and/or equity financing, but can provide no assurances that such financing will be available on acceptable terms, or at all.  Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations.

Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including the changes in the focus and direction of our R&D, the acquisition and pursuit of development of new product candidates, competitive and technical advances, costs of commercializing any of the product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We do not anticipate that we will generate any product revenue for 2011. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years.

Based on our cash resources at March 31, 2011, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations into the first quarter of 2012, and will need additional financing until we can achieve profitability, if ever.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our R&D programs.  Each of these alternatives would likely have a material adverse effect on the prospects of our business.

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

While our significant accounting policies are more fully described in our Annual Report on Form 10-K filed with the SEC on March 11, 2011, we believe that the following accounting policy is the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31, 2011, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 506,000 and 1,581,766 shares of common stock to our employees, non-employees and directors and officers during the three months ended March 31, 2011 and 2010, respectively.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, although we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  During the first quarter ended March 31, 2011, the Company has experienced forfeitures of options issued to its former CMO and Chairman.  Since the stock options currently outstanding are primarily held by our senior management and directors we will  continue to evaluate the effects of such future potential forfeitures, as they may arise, to ascertain an estimated forfeiture rate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: May 9, 2011	By:	/s/ John C. Houghton
		Name:	John C. Houghton
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.