Form 10-Q
period 2011-06-30
CorMedix Inc.
filed 2011-08-09
CIK 1410098

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

______________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of August 9, 2011 was 11,408,274.

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets June 30, 2011 (Unaudited) and December 31, 2010	1

	Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2011	2

	Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2011	3

	Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2011	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II OTHER INFORMATION		20

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	(Removed and Reserved).	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

SIGNATURES		22

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$4,738,233	$8,283,684
Prepaid research and development expenses	30,175	205,404
Other prepaid expenses and current assets	149,932	323,060
Total current assets	4,918,340	8,812,148
Property and equipment, net	17,770	22,310
Security deposit	13,342	13,342
TOTAL ASSETS	$4,949,452	$8,847,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,436,817	$1,139,276
Accrued expenses	262,685	436,367
Total current liabilities	1,699,502	1,575,643
Deferred rent	15,616	16,759
TOTAL LIABILITIES	1,715,118	1,592,402

COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,274 shares issued and outstanding at June 30, 2011 and December 31, 2010	11,408	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	43,911,502	43,480,415
Deficit accumulated during the development stage	(40,688,430)	(36,236,279)
TOTAL STOCKHOLDERS’ EQUITY	3,234,334	7,255,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,949,452	$8,847,800

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Cumulative Period from July 28, 2006 (inception) Through June 30, 2011

OPERATING EXPENSES
Research and development	$1,582,348	$560,690	$2,757,890	$3,287,699	$20,815,339
General and administrative	898,024	617,775	1,732,506	1,264,618	9,502,700
Total Operating Expenses	2,480,372	1,178,465	4,490,396	4,552,317	30,318,039

LOSS FROM OPERATIONS	(2,480,372)	(1,178,465)	(4,490,396)	(4,552,317)	(30,318,039)

OTHER INCOME (EXPENSE)
Other income, net			29,819		420,987
Interest income	3,259	5,683	8,426	5,711	120,730
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	-	-	-	(3,093,763)	(11,193,028)
LOSS BEFORE INCOME TAXES	(2,477,113)	(1,172,782)	(4,452,151)	(7,640,369)	(40,969,350)
State income tax benefit	-	-	-	-	280,920
NET LOSS	$(2,477,113)	$(1,172,782)	$(4,452,151)	$(7,640,369)	$(40,688,430)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.22)	$(0.10)	$(0.39)	$(1.14)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,274	11,408,274	11,408,274	6,676,840

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
For the Six Months Ended June 30, 2011

	Common Stock		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2011	11,408,274	$11,408	$(146)	$43,480,415	$(36,236,279)	$7,255,398

Stock-based compensation				431,087		431,087

Net loss					(4,452,151)	(4,452,151)

Balance at June 30, 2011	11,408,274	$11,408	$(146)	$43,911,502	$(40,688,430)	$3,234,334

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Cumulative Period from July 28, 2006 (Inception) To June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,452,151)	$(7,640,369)	$(40,688,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	431,087	466,399	2,063,565
Stock issued in connection with license agreements	-	2,217,924	6,613,718
Stock issued in connection with consulting agreement	-	130,091	158,262
Amortization of deferred financing costs	-	358,495	2,047,881
Amortization of debt discount	-	1,135,076	4,979,461
Non-cash charge for beneficial conversion feature	-	1,137,762	1,137,762
Non-cash interest expense	-	462,430	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	6,165	5,727	43,939
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	348,357	(188,397)	(180,107)
Security deposits	-	(1,609)	(13,342)
Accounts payable	297,541	253,968	1,436,817
Accrued expenses	(173,682)	273,128	262,685
Deferred rent	(1,143)	19,442	15,616
Net cash used in operating activities	(3,543,826)	(1,369,933)	(19,063,903)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,625)	(6,799)	(61,709)
Net cash used in investing activities	(1,625)	(6,799)	(61,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	-	-	13,364,973
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	-	-	(1,447,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	-	10,457,270	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	-	10,457,270	23,863,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,545,451)	9,080,538	4,738,233
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	8,283,684	1,505,179	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,738,233	$10,585,717	$4,738,233
Cash paid for interest	$-	$-	$18,425
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$18,897,167	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$148,014	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$-	$-	$4,979,461

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

On February 24, 2010, the Company effected a 1-for-7.836 reverse stock split of its common stock.  All share and per-share information in these unaudited condensed financial statements have been adjusted to give effect to the reverse stock split.

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business.  The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.  The Company has sustained operating losses since its inception and expects that such losses will continue over the next several years.  Management believes that the currently available capital resources will be sufficient to meet the Company’s operating needs into the first quarter of 2012.  The Company intends to raise additional funds through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, however, the Company can provide no assurances that such financing will be available on acceptable terms, or at all.    For the six months ended June 30, 2011 and the period from July 28, 2006 (inception) to June 30, 2011, the Company incurred net losses of $4,452,151 and $40,688,430, respectively.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Correction of Immaterial Error

The Company identified an immaterial error in its previously issued unaudited condensed financial statements for the six months ended June 30, 2010, as follows:

•	the improper recording of licensor escrowed shares to research and development expense when such shares were not earned.

The error in the accounting for the licensor escrowed shares resulted in an overstatement of non-cash research and development expenses of $369,652 and an overstatement of net loss per share of $0.06 for the six months ended June 30, 2010.  The licensor shares were not earned as of June 30, 2011.

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since the Company has only incurred losses, basic and diluted loss per share are the same.  The amount of potentially dilutive securities excluded from the calculation was 6,897,250 and 6,422,767 underlying outstanding warrants and stock options at June 30, 2011 and 2010, respectively.

Stock-Based Compensation:

Share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The non-cash charge to operations for non-employee options with vesting is revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related contract service period.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the six months ended June 30, 2011 and 2010 options to purchase an aggregate of 826,000 and 1,589,215 shares of common stock, respectively, were granted to the Company’s employees, directors and consultants.

Note 3 — Stockholders’ Equity:

Common Stock Options and Warrants:

During the six months ended June 30, 2011, options to purchase an aggregate of 150,000 shares of common stock were granted to the Company’s directors under the Amended and Restated 2006 Stock Incentive Plan (“Plan”) with an exercise price of $2.10 per share.  These options vest on the one-year anniversary of the grant date, January 14, 2011, and have a ten-year term.  Additionally, during the six  months ended June 30, 2011, options to purchase 356,000 shares of common stock were granted to the Company’s new Chief Medical Officer (“CMO”) under the Plan with an exercise price of $1.61 per share.  These options vest in equal installments on each of the first three anniversaries of the grant date, March 1, 2011 and have a ten-year term.  During the six months ended June 30, 2011, the Company also granted market based stock options to a non-employee consultant to purchase 320,000 shares of common stock under the Plan with an exercise price of $1.72 per share with a five year term.  As of June 30, 2011, no non-employee stock options had vested as the vesting of such stock options is contingent upon various performance metrics which have not been achieved as of June 30, 2011.  To estimate the number of stock options expected to vest, the Company used the Monte Carlo stock price simulation method.  The Monte Carlo analysis uses several random simulations along with performance vesting metrics, an initial stock price of $1.72, expected volatility of 100% for the one-year period of the vesting contingency and a one-year risk-free rate of 0.25%.  The Company then used the results of the Monte Carlo analysis together with the Black-Scholes option pricing method to estimate the fair value of the options issued.  The Black-Scholes option pricing method criteria to determine the related non-cash charge to operations included:  an initial stock price of $1.72, volatility of 110%, a one year contractual service period, an expected exercise term of 5 years and a  risk free rate of 1.75%.

During the six months ended June 30, 2010, the Company granted options to purchase 1,589,215 shares of common stock under the Plan to various employees, officers and directors with an exercise price of $3.125 per share.  Each option granted to employees during the six months ended June 30, 2010 has a ten-year term and vests equally over a three-year period.  The options granted to directors during the six months ended June 30, 2010 have ten-year terms and vested one-third on March 30, 2010, the date of grant, and the remaining two-thirds will vest equally over a two-year period.

During the six months ended June 30, 2011 and 2010 and the period from July 28, 2006 (inception) to June 30, 2011, the Company recorded compensation expense, in connection with common stock and stock options issued to employees, directors and consultants, of $431,087, $596,490 and $2,221,827, respectively.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Expected Term	5 years	5 years
Volatility	109% - 114%	112%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.75% - 2.11%	2.6%

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted for employees and directors.  The expected term of the stock options granted to consultants is based upon the contractual terms established within the operative agreements with the Company.  Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.  The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.  The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  During the six months ended June 30, 2011, the Company has experienced forfeitures of options issued to its former CMO, Chairman and Board member.  Since the stock options currently outstanding are primarily held by senior management and directors of the Company, the Company will continue to evaluate the effects of such future potential forfeitures, as they may arise, to ascertain an estimated forfeiture rate.

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,662,827	$3.15	23,612	$8.23
Forfeited	(399,111)	$3.25	-	-
Granted	826,000	$1.74	1,589,215	$3.13
Outstanding at end of period and expected to vest	2,089,716	$2.20	1,612,827	$3.20
Options exercisable	454,808	$3.21	56,380	$4.61
Weighted-average fair value of options granted during the period		$1.38		$2.51

The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2011 is 8.6 years.  The weighted average remaining contractual life of stock options exercisable at June 30, 2011 is 8.3 years.  The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of June 30, 2011 for those options that have an exercise price below the quoted closing price.  As of June 30, 2011, all stock options have an exercise price above the quoted closing price of the common stock of the Company, resulting in no intrinsic value.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2011, the total compensation expense related to non-vested options not yet recognized totaled $2,287,038.  The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at June 30, 2011 was approximately 1.7 years.

Note 4 — Shares Issued to Licensors:

In accordance with the terms of agreements with the Company’s licensors, Shiva Biomedical, LLC (“Shiva”) and ND Partners, LLC (“ND Partners”), the Company was obligated to issue additional shares of common stock to each licensor sufficient to maintain an ownership percentage of 7% of the outstanding common stock of the Company on a fully-diluted basis.  As a result of the automatic conversion of all of the Company’s outstanding convertible notes into Units (as defined below) and shares of common stock in connection with the closing of the Company’s initial public offering (the “IPO”), on March 30, 2010, the Company issued an aggregate of 828,024 shares of common stock to Shiva and ND Partners as a result of anti-dilution adjustments pursuant to their respective agreements, of which 118,289 are being held in escrow for ND Partners pending the achievement of certain regulatory and sales-based milestones.  As a result of these issuances, a charge of $2,217,924 was recorded to research and development during the six months ended June 30, 2010. This obligation terminated upon the closing of the IPO.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

All of the Company’s convertible notes and all of the Company’s outstanding shares of Non-Voting Subordinated Class A Common Stock automatically converted into Units or common stock upon the completion of the IPO.

Note 7 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents, accounts payable and other accrued liabilities at June 30, 2011 are estimated to approximate their carrying values due to the relative liquidity and short-term nature of these instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 11, 2011.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act.  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 11, 2011.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. (referred to herein as “we,” “us,” “our” and the “Company”), is a pharmaceutical company that seeks to in-license, develop and commercialize therapeutic products for the treatment of cardiac and renal dysfunction, also known as Cardiorenal disease.  Specifically, our goal is to treat kidney disease by reducing the commonly associated cardiovascular and metabolic complications — in effect, “Treating the kidney to treat the heart.”  As of the date of this report, we have licensed all of the products in our Cardiorenal pipeline.

We have the worldwide rights to develop and commercialize several proprietary product candidates in clinical development that address significant market opportunities, including our most advanced product candidates, CRMD003 (Neutrolin®) and CRMD001 (a proprietary formulation of deferiprone).

 CRMD003 is a liquid designed to prevent central venous Catheter Related Bloodstream Infections, or CRBI, and maintenance of catheter patency in central venous catheters (initially in hemodialysis catheters).  We submitted an amendment to our Investigational Device Exemption application with the U.S. Food and Drug Administration, or the FDA, for CRMD003 during the first half of 2011, which if approved will enable us to start a pivotal clinical trial in the United States in 2011.  We are seeking approval of Neutrolin® in Europe through a CE mark application.  During the first half of 2011 we submitted our design dossier with the European notified body managing our CE mark application which upon the successful audit and approval of the design dossier and the implementation and successful audit of our quality management systems, we would anticipate being in a position to obtain a CE mark approval in the first half of 2012.  If we obtain CE mark approval in Europe, we expect to be in a position to launch Neutrolin® for the prevention of CRBI and maintenance of catheter patency in hemodialysis patients in Europe during the first half of 2012.  We cannot be assured of CE mark approval of Neutrolin® on that timeline or at all.  We are currently exploring the various methods of launching Neutrolin® in Europe, whether through a distributorship or partnership arrangement.

CRMD001 is our oral formulation of the drug deferiprone, which we intend to develop for use in the prevention of Contrast-Induced Nephropathy, or CIN, which is a common and potentially serious complication arising from the use of iodinated contrast media used in X-ray procedures to identify the status of blood vessels in the heart.  Following our assessment of the data generated in connection with our development of CRMD001 for the CIN indication, we will consider whether or not to also develop CRMD001 for use in the treatment of Chronic Kidney Disease, or CKD, based on the support such data provides for this additional indication as well as other factors, including our access to capital, clinical and regulatory considerations regarding development of CRMD001 for the CKD indication, and our assessment of the then-current state of our intellectual property estate in CRMD001 with respect to both the CIN and the CKD indications.  In June 2010, we initiated patient dosing in a phase II biomarker “proof of concept” study for the CIN indication.  As of June 2011, we completed the recruitment of our phase II biomarker study.  We expect to have the results of the phase II biomarker study during the second half of 2011.  We believe this study will generate supportive data on the ability of CRMD001 to reduce biomarker evidence of acute kidney injury and provide other information that will increase the likelihood of success of a later phase III trial for the CIN indication.

We are a development stage company.  We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007.  Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including CRMD003 and CRMD001.  As of June 30, 2011, we had an accumulated deficit of $40,688,430.  Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization.  As a result, our operating losses are likely to be substantial over the next several years.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

In March 2010, we completed our Initial Public Offering, or the IPO, whereby we sold 1,925,000 units, each unit consisting of two shares of our common stock and a warrant to purchase one share of common stock each a Unit, at $6.50 per Unit resulting in gross proceeds of $12,512,500 and net proceeds to us of $10,457,270 after deducting underwriting discounts and commissions and offering expenses payable by us.  All of our convertible notes and accrued interest thereon and all of our outstanding shares of Non-Voting Subordinated Class A Common Stock automatically converted into Units or common stock upon the completion of the IPO.  We believe that the net proceeds from the IPO and existing cash will be sufficient to fund our projected operating requirements into the first quarter of 2012.  We intend  to raise additional funds through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of our products, however, we can provide no assurances that such financing will be available on acceptable terms, or at all.

We also effected a 1-for-7.836 reverse stock split of our common stock on February 24, 2010 in connection with the IPO.  All shares and per share amounts, except as noted, have been retroactively adjusted to give effect to the reverse stock split.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception.  As of June 30, 2011, we have funded our operations primarily through debt financings and the IPO, and our receipt of a total of approximately $490,000 from federal grants under the Qualifying Therapeutic Discovery Project program and a total of approximately $281,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and a total of approximately $35,000 from qualified research and development expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we could generate revenue from sales or licenses of any such products.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All R&D is expensed as incurred.

Conducting a significant amount of R&D is central to our business model.  Through June 30, 2011, we incurred $20,815,339 in R&D expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our R&D expenses for the foreseeable future in order to complete development of our two most advanced product candidates, CRMD003 and CRMD001, and our earlier-stage R&D projects.

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

	Six Months Ended June 30,		Period from July 28, 2006 (Inception) through June 30, 2011
	2011	2010
CRMD001	32%	47%	56%
CRMD002	0%	1%	0%
CRMD003	66%	50%	41%
CRMD004	2%	2%	3%

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

Development timelines, probability of success and development costs vary widely.  We are currently focused on developing our two most advanced product candidates, CRMD003 for the prevention of CRBI and maintenance of catheter patency and CRMD001 for the prevention of CIN indication.  We expect to raise additional funds at a later date in order to fully complete the development of CRMD003 and CRMD001, to further develop CRMD002 or CRMD004 through and beyond the pre-clinical stage, to develop CRMD001 for the CKD indication (should we decide to pursue such development) or to develop any new product candidates.

General and Administrative Expense

General and administrative, or G&A, expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions.  Other G&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our G&A expenses will increase if we add personnel and as a result of the continued reporting obligations applicable to public companies.  From our inception on July 28, 2006 through June 30, 2011, we spent $9,502,700 on G&A expense.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Research and Development Expense.  R&D expense was $1,582,348 for the three months ended June 30, 2011, an increase of $1,021,658, from $560,690 for the three months ended June 30, 2010.  The increase was primarily attributable to higher patient recruitment charges for our phase II study of CRMD001 which completed enrollment in June 2011, in addition to clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 and higher personnel costs as a result of hiring two employees in the areas of clinical operations and product development during the third quarter of 2010.

General and Administrative Expense.  G&A expense was $898,024 for the three months ended June 30, 2011, an increase of $280,249 from $617,775 for the three months ended June 30, 2010.  The increase was primarily attributable to stock-based compensation expense of $233,299 during the second quarter of 2011 compared to $188,841 during the second quarter of 2010 primarily attributed to the portion of stock options granted to our Chief Executive Officer, or CEO, and all of the stock options granted to our Chief Financial Officer, or CFO, and non-employee directors in connection with our IPO in March 2010 and the stock options granted to our non-employee directors in January 2011.  The increase in G&A expense also reflects the increased costs of operating as a publicly-traded company following our IPO in March 2010, which includes filing fees related to the listing of our common stock, as well as increased legal, investor relations and consulting fees.

Interest Income.  Interest income was $3,259 for the three months ended June 30, 2011, a decrease of $2,424, from $5,683 for the three months ended June 30, 2010.  The decrease was attributable to having a lower interest-bearing cash balance during the second quarter of 2011 compared to the second quarter of 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Research and Development Expense.  R&D expense was $2,757,890 for the six months ended June 30, 2011, a decrease of $529,809, from $3,287,699 for the six months ended June 30, 2010.  The decrease was primarily attributable to a charge of $2,217,924 during the six months ended June 30, 2010  related to our issuance of 828,024 shares of our common stock valued at $3.125 per share to our licensors (of which 118,289 shares are being held in escrow) as a result of anti-dilution adjustments in connection with the conversion of our outstanding convertible debt to common stock upon the closing of the IPO, which anti-dilution provisions expired upon the closing of the IPO.  There was no corresponding charge during the six months ended June 30, 2011.  The decrease was also a result of $209,647 of stock-based compensation expense reversed during the first quarter of 2011, which was related to the forfeitures of unvested options to purchase 327,130 shares of common stock by our former Chief Medical Officer, or CMO, in accordance with the terms of his employment agreement upon the expiration of his employment term in February 2011.  The decrease was partially offset by $22,070 of stock-based compensation expense during the six months ended June 30, 2011 primarily attributed to the portion of stock options granted to our President and CEO in connection with our IPO in March 2010 and the stock options granted to our new CMO in February 2011, as well as increased clinical, clinical research organization, manufacturing and regulatory expenses related to our phase II clinical trial of CRMD001 which completed patient recruitment in June 2011, higher manufacturing, regulatory and clinical research organization costs related to the development of CRMD003 and higher personnel costs as a result of hiring two employees in the areas of clinical operations and product development during the third quarter of 2010.

General and Administrative Expense.  G&A expense was $1,732,506 for the six months ended June 30, 2011, an increase of $467,888 from $1,264,618 for the six months ended June 30, 2010.  The increase was primarily attributable to stock-based compensation expense of $409,017 during the six months ended June 30, 2011 compared to $307,056 during the six months ended June 30, 2010 primarily attributed to the portion of stock options granted to our CEO and all of the stock options granted to our Chief Financial Officer (“CFO”) and non-employee directors in connection with our IPO in March 2010 and the stock options granted to our non-employee directors in January 2011.  The increase in G&A expense also reflects the increased costs of operating as a publicly-traded company following our IPO in March 2010, which includes filing fees related to the listing of our common stock, as well as increased legal, investor relations and consulting fees.

Interest Income.  Interest income was $8,426 for the six months ended June 30, 2011, an increase of $2,715 from $5,711 for the six months ended June 30, 2011.  The increase was attributable to having a higher interest-bearing cash balance during the six months ended June 30, 2011 as a result of the funds received from the completion of our IPO in March 2010, compared to the six months ended June 30, 2010.

Interest Expense.  Interest expense was $0 for the six months ended June 30, 2011, compared to $3,093,763 for the six months ended June 30, 2010.  The decrease was attributable to the conversion of all our convertible notes during the first quarter of 2010 in connection with the IPO in March 2010.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant R&D expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006.  Prior to the IPO, we had funded our operations principally with $14,364,973 in convertible notes sold in private placements and $625,464 in related party notes, which were also convertible.  All of our convertible notes were automatically converted into 1,237,293 shares of common stock and 2,338,576 Units comprised of 4,677,152 shares of common stock and 2,841,603 warrants at an exercise price of $3.4375.  We received net proceeds of $10,457,270 from the IPO, after deducting underwriting discounts, commissions and offering expenses payable by us upon the closing of the IPO on March 30, 2010.  Additionally, we received a total of approximately $490,000 from federal grants under the Qualifying Therapeutic Discovery Project program and a total of approximately $281,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and a total of approximately $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

  Net Cash Used in Operating Activities

Net cash used in operating activities was $3,543,826 for the six months ended June 30, 2011.  The net loss of $4,452,151 for the six months ended June 30, 2011 was higher than cash used in operating activities by $908,325.  The primary reasons for the difference is attributed to a stock-based compensation charge of $431,087, a decrease in prepaid expenses and other current assets of $348,357 which consists of  manufacturing costs, clinical research organization and insurance premiums during the six months ended June 30, 2011, an increase in accounts payable of $297,541 related to increased clinical development costs, offset by a decrease in accrued expenses of $173,682 which resulted from bonus payments made during the first quarter of 2011 for performance related to 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,625 for the six months ended June 30, 2011, which was attributable to the purchase of computer equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2011.  Net cash provided by financing activities during the six months ended June 30, 2010 consisted of the sale of equity securities issued in our IPO, through which we received gross proceeds of $12,512,500.  The gross proceeds of $12,512,500 were offset by underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250, and reimbursable legal fees for counsel to the underwriters of $90,000, in addition to other offering costs and expenses of $676,417, consisting primarily of legal, accounting, printing and filing fees.  Net cash provided by financing activities was $10,457,270 for the six months ended June 30, 2010.

Funding Requirements

Our total cash on hand as of June 30, 2011 was $4,738,233, compared to $8,283,684 at December 31, 2010.  Since our business does not generate positive operating cash flow, we will need to either raise additional capital before we exhaust our current cash resources in order to continue to fund our R&D, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and or, debt financing, strategic relationships, or out-licensing of our products.  As of June 30, 2011, we have funded our operations primarily through debt financings, the IPO, and our receipt of a total of approximately $490,000 from federal grants under the Qualifying Therapeutic Discovery Project program, approximately $281,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

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

Based on our cash resources at June 30, 2011, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations into the first quarter of 2012, and will need additional financing until we can achieve profitability, if ever.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our R&D programs.  Each of these alternatives would likely have a material adverse effect on the prospects of our business.

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

While our significant accounting policies are more fully described in our Annual Report on Form 10-K filed with the SEC on March 11, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affects the more significant judgments and estimates that we use in the preparation of our financial statements.

Stock-Based Compensation

Share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related contract service period.

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended June 30, 2011, we used the Black-Scholes option pricing model.  For the purpose of valuing performance based options granted to a non-employee during the three months ended June 30, 2011, we used the standard Monte Carlo stock price simulation method.  As of June 30, 2011, no non-employee stock options had vested as the vesting of such stock options is contingent upon various performance metrics which have not been achieved as of June 30, 2011.  To estimate the number of stock options expected to vest, the Company used the Monte Carlo stock price simulation method.  The Monte Carlo analysis uses several random simulations along with performance vesting metrics, an initial stock price of $1.72, expected volatility of 100% for the one-year period of the vesting contingency and a one-year risk-free rate of 0.25%.  The Company then used the results of the Monte Carlo analysis together with the Black-Scholes option pricing method to estimate the fair value of the options issued.  The Black-Scholes option pricing method criteria to determine the related non-cash charge to operations included:  an initial stock price of $1.72, volatility of 110%, a one year contractual service period, an expected exercise term of 5 years and a  risk free rate of 1.75%.  We granted options to purchase an aggregate of 826,000 and 1,589,215 shares of common stock to our employees, non-employees and directors and officers during the six months ended June 30, 2011 and 2010, respectively.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  During the six months ended June 30, 2011, the Company has experienced forfeitures of options issued to its former CMO, Chairman and Board member.  Since the stock options currently outstanding are primarily held by our senior management and directors we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to ascertain an estimated forfeiture rate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act), or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1, as amended (Registration No. 333-163380), that was declared effective by the SEC on March 24, 2010.  The net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses payable by us, were approximately $10.5 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  Of the net proceeds of $10.5 million, we have used approximately $4.8 million for R&D expenditures and approximately $3.4 million for general working capital expenditures through the end of the second quarter of 2011.  We have invested the unused proceeds from the IPO in an interest bearing savings account.

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

101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2011, (iii) Condensed Statements of Changes in Stockholders' Equity for the six months ended June 30, 2011, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2011, and (v) Notes to the Unaudited Condensed Financial Statements.**

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: August 9, 2011	By:	/s/ John C. Houghton
		Name:	John C. Houghton
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2011, (iii) Condensed Statements of Changes in Stockholders' Equity for the six months ended June 30, 2011, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2011, and (v) Notes to the Unaudited Condensed Financial Statements.**

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.