Form 10-K
period 2011-12-31
CorMedix Inc.
filed 2012-03-19
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was $16,024,222. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock was 11,408,274 as of March 19, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this report is incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A relating to its 2012 annual meeting of stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

Item 1. Business.

Overview

CorMedix Inc., incorporated in July 2006 under the laws of the State of Delaware (referred to herein as “we,” “us,” “our” and the “Company”), is a development stage pharmaceutical and medical device company that seeks to in-license, develop and commercialize therapeutic products for the treatment of cardiac and renal dysfunction, specifically in the dialysis and non-dialysis areas.

Our primary product candidate in development is CRMD003 (Neutrolin®) for the prevention of catheter related infections in the dialysis and non-dialysis markets, which we believe addresses a large unmet medical need and market opportunity. CRMD003 is a liquid formulation designed to prevent central venous catheter infection and maintenance of catheter patency in central venous catheters (initially in hemodialysis catheters). During the third quarter of 2011, we received a notice from the U.S. Food and Drug Administration, or the FDA that our product candidate, CRMD003, Neutrolin® had been assigned to the Center for Drug Evaluation and Research, or CDER. As a result of this notice and our current capital position, we decided to change our business strategy and focus the majority of our resources on the research and development of CRMD003 and seek regulatory and commercialization approval for Neutrolin® in Europe through a CE Mark application. During the first half of 2011, we submitted our design dossier to TÜV SÜD the European notified body managing our CE Mark application. In the fourth quarter 2011 we successfully completed our stage 1 audit with TÜV. Upon the successful completion of the upcoming stage 2 audit and the implementation and approval of our quality management system and approval of our design dossier, we anticipate being in a position to obtain a CE mark approval in the first half of 2012. If we obtain CE Mark approval in Europe, we intend to be in a position to launch Neutrolin® for the prevention of Catheter Related Bloodstream Infections, or CRBI and maintenance of catheter patency in hemodialysis patients in Europe during 2012. We cannot be assured of CE Mark approval of Neutrolin® on that timeline or at all. We are currently exploring the various methods of launching Neutrolin® in Europe, whether through a distributorship or partnership arrangement, or otherwise.

During 2011, we completed a phase II study of CRMD001 (deferiprone) an oral formulation of the drug deferiprone which we in-licensed from Shiva Biomedical in 2006. The phase II study was designed for the prevention of Contrast-Induced Nephropathy, or CIN, which is a common and potentially serious complication arising from the use of iodinated contrast media used in X-ray procedures to identify the status of blood vessels in the heart. In June 2010, we initiated patient dosing in a phase II biomarker “proof of concept” study for the CIN indication. As of June 2011, we completed the recruitment of our phase II biomarker study of a proprietary formulation of deferiprone for the prevention of CIN also known as Contrast-Induced Acute Kidney Injury or CI-AKI in high risk patients with chronic kidney disease undergoing percutaneous cardiac catheterization with the intent of Percutaneous Coronary Intervention or PCI. The study included patients undergoing cardiac catheterization with the intent of PCI and considered at high risk for CIN who received either deferiprone or placebo twice a day beginning 1-3 hours before the procedure for a total of 8 days. The study was randomized, double-blind and placebo-controlled. Deferiprone was given at a dose of 2700 mg twice per day in the form of 900-mg tablets (1 immediate release and 2 extended release). A total of 61 patients (32 deferiprone, 29 placebo) were enrolled in the study. A variety of biomarkers of kidney injury and function were measured. Clinical events and safety parameters, including Serious Adverse Events or SAEs were followed through day 90. Top-line results were reviewed and interpreted internally, by the principal investigator and by three external academic biomarker experts. In the placebo group, most of the kidney injury biomarkers increased after contrast administration, as expected. Deferiprone tended to reduce acute elevations of the injury biomarkers, particularly in the first 8 hours. Measures of glomerular filtration (serum cystatin C, serum creatinine and Estimated Glomerular Filtration Rate, or EGFR) unexpectedly trended in the opposite direction over the first 8 days, as there was little change in the placebo group and small decreases in renal function in the deferiprone group. Analysis of SAEs indicated no safety signal. Based upon these top-line results, along with the extensive review of our CIN intellectual property position, the review of biomarker expert opinions, and among other factors such as our current cash position, we decided against pursuing further development of CRMD001. On December 1, 2011 we issued a notice of termination to the Shiva Biomedical license agreement.

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

Platforms and Products

Our product candidates’ technology seeks to utilize liquid and gel formulations of Neutrolin® (CRMD003 and CRMD004, respectively) to prevent the infection and maintenance of catheter patency in central venous catheters and peripherally inserted central catheters. These catheters are frequently used for vascular access in hemodialysis (a form of dialysis where the patient’s blood is circulated through a dialysis filter), for cancer chemotherapy, long term antibiotic therapy, total parenteral nutrition (complete or partial dietary support via intravenous nutrients) and intensive care patients.

Over the past two years we have made progress toward the development of CRMD003, including the following:

•	in the fourth quarter of 2010, we manufactured a clinical trial batch of CRMD003 and began stability testing;

•	in December 2010, we commenced the application process for submitting a CE Mark in Europe for CRMD003;

•	during the first half of 2011, we submitted our design dossier to TÜV SÜD the European notified body managing our CE Mark application; and

•	during the fourth quarter 2011, we successfully completed stage 1 of 2 audits for the CE Marking approval process.

The following table summarizes our current product candidates.

Product	Intended Indication	Status of Clinical Programs	Commercial Rights
CRMD003 (Neutrolin®)	Prevention of catheter-related blood stream infections and maintenance of catheter patency in hemodialysis patients who are asymptomatic for catheter-related blood stream infections using both incident and prevalent catheters with any brand of central venous catheter

In Europe, Neutrolin® (taurolidine 1.35%, citrate 3.5% and heparin 1,000 u/mL) is considered to be a Class III device requiring submission and approval of a CE Mark for marketing of the product. We commenced the application process for CE Mark approval in Europe during the fourth quarter 2010. In the U.S., Neutrolin® is considered to be a drug product, requiring submission and approval of an Investigational New Drug (“IND”) application.

Worldwide
CRMD004	Prevention of catheter-related blood stream infections and maintenance of catheter patency in hemodialysis patients who are asymptomatic for catheter-related blood stream infections using both incident and prevalent catheters with any brand of central venous catheter	In Europe, CRMD004 is considered to be a Class III device requiring submission and approval of a CE Mark for marketing of the product.	Worldwide

CRMD003 (CorMedix Neutrolin®)

Market Opportunity

Patients undergoing hemodialysis require access to the vascular system in order to perform treatments on a multiple scheduled basis each week. According to the American Journal of Kidney Diseases, February 2008, approximately 81,000 hemodialysis patients in the United States relied on a central venous catheter. One of the major complications in the use of a central venous catheter for hemodialysis treatment is CRBIs and the inflammatory complications associated with them. Assuming an average of 2 episodes of CRBIs per year, there would be 162,000 episodes per year. Further stated in the American Journal of Kidney Diseases, the total annual cost in the United States of treating all CRBI episodes and their complications would amount to approximately $777 million. CRBIs and inflammatory complications are a primary cause of morbidity in the end-stage renal disease hemodialysis patient population, and the second most common cause of mortality.

Prevention of catheter-related blood stream infections and inflammatory complications requires decontamination of the internal surface of the catheter to prevent the systemic dissemination of organisms contained within the biofilm and an anticoagulant to retain patency. Biofilm forms when bacteria adhere to surfaces in aqueous environments and begin to excrete a slimy, glue-like substance that can anchor them to various types of materials, including intravenous catheters. The presence of biofilm has many adverse effects, including the ability to release bacteria into the blood stream. The current standard of catheter care is to instill a heparin lock solution at a concentration of 1,000 – 5,000 u/mL into each catheter lumen immediately post treatment, in order to prevent clotting between dialysis treatments. However, a heparin lock solution provides no protection from the risk of infection. Currently, there are no pharmacologic agents approved for the prevention of CRBIs in central venous catheters.

There is a significant unmet need for prevention of CRBIs in the hemodialysis patient population as well as for other patient populations utilizing central venous catheters, such as oncology/chemotherapy, total parenteral nutrition and intensive care unit patients.

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

Development Strategy

Our strategy is to obtain worldwide approval for Neutrolin®. Projected key regulatory submissions/communications for both the United States and European Union in the next 12 months include:

•     review by the Notified Body and discussions/agreements with them for Class III CE Marking and Quality System Regulation (QSR) certification;

•     completion of stage 2 quality management system audit;

•     approval of Class III CE Mark; and

•     obtaining Investigational New Drug approval from the FDA to begin clinical studies.

Sales and Marketing Strategy

If we obtain CE Mark approval, we intend to be in a position to launch Neutrolin® for the prevention of CRBI and maintenance of catheter patency in hemodialysis patients in Europe during 2012. However, we cannot be assured of CE Mark approval of Neutrolin® on that timeline or at all, or, if CE Mark approval is received, we cannot be assured we can effectively launch Neutrolin® in 2012. We are currently exploring the various methods of launching Neutrolin® in Europe, whether through a distributorship or partnership arrangement or otherwise.

If we obtain FDA approval, we would intend to launch Neutrolin® for the prevention of CRBIs and maintenance of catheter patency in hemodialysis patients in the U.S. within six months afterwards. The sales model will primarily be one of achieving formulary listing and inclusion as policy and procedure with the key customers (Fresenius and Davita, as dialysis providers, cover 70% of dialysis patients). Key account managers will be required as well as medical liaison specialists.

It is anticipated that the costs of Neutrolin® will be added to the dialysis “bundle”, which will transition in from 2011 – 2014. In the interim, for those centers not participating in the bundle, we expect that the product will be billable on the basis of a separate billing “J” code. In any future model of full capitation reimbursement for dialysis services, the value proposition for Neutrolin® would be even stronger. Clear demonstration of cost-effectiveness will be important for the Centers for Medicare & Medicaid Services, or CMS, private payers and users of Neutrolin®.

After we launch Neutrolin®, we will consider developing it for indications for prevention of catheter-related blood stream infections associated with any chronic central venous catheter and peripherally inserted central catheter use, such as cancer chemotherapy, intensive care and total parenteral nutrition.

Competitive Landscape

To the best of our knowledge, the below product candidates have been recognized for the prevention and treatment of catheter-related blood stream infections.

Product	Company	Mechanism	Estimated Launch	Differentiation
TauroLock™	TauroPharm	Antimicrobial and anticoadulant	Approved through CE Mark	500 units less heparin

Zuragen	Ash Access	Antimicrobial and anticoagulant Methylene blue + parabens + citrate 7%	Unknown	First potential approvable treatment for catheter-related blood stream infections in the U.S. Potentially need to undertake a 2nd pivotal trial which will delay launch

B-Lock	Great Lakes Pharmaceuticals Inc.	Minocycline + EDTA + ethanol combinations	Pre Investigational Device Exemption discussions with the FDA	Contains an antibiotic which may be prone to resistance development

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

Navinta LLC, a U.S.-based Active Pharmaceutical Ingredient (“API”) developer, provides A PI manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for CRMD003, pursuant to a supply agreement dated December 7, 2009 (the “Navinta Agreement”). The Navinta Agreement provides that Navinta supply taurolidine (the API for CRMD003) to us on an exclusive worldwide basis in the field of the prevention and treatment of human infection and/or dialysis so long as we purchased a minimum of $350,000 of product from Navinta by December 30, 2010, which we achieved, and following our first commercial sale of a product incorporating taurolidine, purchase a minimum of $2,250,000 of product on an annual basis for five years. We are also required to make certain cash payments to Navinta upon the achievement of certain sales-based milestones. The maximum aggregate amount of such payments, assuming achievement of all milestones, is $1,975,000. The Navinta Agreement has a term of five years, but may be terminated by either party upon 30 days written notice.

We are confident that there exist a sufficient number of potential sources for the drug substances required to produce our products, as well as third-party manufacturers, that we will be able to find alternate suppliers and third-party manufacturers in the event that our relationship with any supplier or third-party manufacturer deteriorates.

United States Government Regulation

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

Before proceeding with a study, sponsors may seek a written agreement known as a Special Protocol Assessment, or SPA from the FDA regarding the design, size, and conduct of a clinical trial. Among other things, SPAs can cover clinical studies for pivotal trials whose data will form the primary basis to establish a product’s efficacy. SPAs help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

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

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing an New Drug Application and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. For fiscal year 2012, the New Drug Application review fee alone is $1,841,500, although certain limited deferral, waivers, and reductions may be available.

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

Controlled Substances

Compounds that have a potential for patient dependence and abuse are classified as controlled substances under the Controlled Substances Act, regulations of the DEA, and similar state and foreign laws. In the United States, for new chemical entities under development for medicinal use, designated staff at the FDA make recommendations about whether a drug should be scheduled as a controlled substance, and the Drug Enforcement Administration, or DEA makes the final determination. States then either follow the federal classification or make their own determination. In the case of a new drug approved by the FDA, the final DEA scheduling determination generally occurs several months or longer after the FDA’s approval.

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

In the European Union, in order for our product candidates to be marketed and sold, we are required to comply with the Medical Devices Directive and obtain CE Mark certification. The CE Mark certification encompasses an extensive review of our quality management system which is inspected by a notified body’s auditor as part of a stage 1 and 2 International Organization for Standardization, or ISO, 13485:2003 audit, in accordance with worldwide recognized ISO standards and applicable European Medical Devices Directives for quality management systems for medical device manufacturers. Once the quality management system and design dossier has been successfully audited by a notified body and reviewed and approved by a competent authority a CE certificate for the medical device will be issued. We are also required to comply with other foreign regulations such as the requirement that we obtain Ministry of Health, Labor and Welfare approval before we can launch new products in Japan. The time required to obtain these foreign approvals to market our products may vary from U.S. approvals, and requirements for these approvals may differ from those required by the FDA.

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

Intellectual Property

CRMD003 and CRMD004

On January 30, 2008, we entered into a License and Assignment Agreement, or the NDP License Agreement with ND Partners, LLC, or NDP. Pursuant to the NDP License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). We acquired such licenses and patents through our assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann, and Dr. Johannes Reinmueller. NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in us consisting of 365,534 shares of common stock as of December 31, 2010. In addition, we are required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares held in escrow is 145,543 shares of common stock as of December 31, 2011. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval processes and certain worldwide net sales amounts. As of December 31, 2011, no milestone payments have been earned by or paid to NDP.

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

On January 30, 2008, we also entered into an Exclusive License and Consulting Agreement with Dr. Polaschegg. Pursuant to the Polaschegg License Agreement, Dr. Polaschegg granted us an exclusive, worldwide license for a gel lock invention and certain taurolidine treatments and the corresponding United States patent applications, the Polaschegg Technology. The Polaschegg Technology serves as a basis for CRMD004. As consideration for the rights to the Polaschegg Technology, in addition to an initial fee of $5,000, we agreed to pay Dr. Polaschegg certain royalty payments ranging from 1% to 3% of the net sales of the Polaschegg Technology. The Polaschegg License Agreement also sets forth certain minimum royalty payments (on an annual basis) to be made to Dr. Polaschegg in connection with the Polaschegg Technology, which payments range from $10,000 to $90,000. Additional minimum royalty payments will become payable to Dr. Polaschegg if he develops new intellectual property that is applied to the Polaschegg Technology. As of December 31, 2011, Dr. Polaschegg has received an aggregate of approximately $471,000 in licensing and minimum royalty payments under the Polaschegg License Agreement.

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

Employees

As of December 31, 2011, we employed 5 full-time employees. Of the full-time employees, 1 was engaged in project management and research and development, 2 were engaged in research and development, 1 was engaged in executive management, financing and other administrative activities and 1 was engaged in administrative activities. As of December 31, 2011, we also employed 1 part-time employee, our Interim Chief Executive Officer. As a result of certain cost cutting measures, as of March 12, 2012 we employed 2 full-time employees. Of the full-time employees, 1 was engaged in project management and research and development and 1 was engaged in executive management, finance and other administrative activities. As of March 12, 2012, we also employed 2 part-time employees, our Interim Chief Executive Officer and Chief Medical Officer, in addition to various consultants primarily serving in manufacturing and regulatory development. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate Information

We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Our principal executive offices are located at 745 Rt. 202-206, Suite 303, Bridgewater, NJ 08807. Our telephone number is (908) 517-9500.

The Company maintains a website at www.cormedix.com; however, the information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.  This Annual Report on Form 10-K and all of the Company's filings under the Exchange Act, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge through our website on the date we file those materials with, or furnish them to, the Securities and Exchange Commission (the "SEC").  Such filings are also available to the public on the internet at the SEC's website at www.sec.gov.  The public may also read and copy any document that we file at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m.  For further information on the Public Reference Room, the public is instructed to call the SEC at 1-800-SEC-0300.

Item 1A. Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and a history of escalating operating losses, and expect to incur significant additional operating losses.

We were established in July 2006 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We incurred net losses of approximately $8.1 million, $10.9 million and $6.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $42.9 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate significant revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: successful completion of the development of our product candidates; obtaining necessary regulatory approvals, including CE Mark approval in Europe and approval from the FDA, establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

In their report accompanying our audited financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or obtaining bank financing. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing, our ability to generate positive cash flow from operations, neither of which is certain. Additional capital needed by the Company may not be available on reasonable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

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

We have no approved product on the market and have generated no product revenues. Unless and until we receive CE Mark approval in Europe for Neutrolin® and/or approval from the FDA for our product candidates, we cannot sell our products and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants.

We believe that existing cash will be sufficient to enable us to fund our projected operating requirements into the fourth quarter of 2012. However, we will need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

We are a development stage pharmaceutical and medical device company focused on the development of product candidates that are in various stages of development. Our products are currently at the following stages of development:

•     CRMD003 (Neutrolin®) - during the second quarter of 2011 we submitted our design dossier as part of the application process for CE Mark approval in Europe, and entered the final stages of manufacturing scale-up; and

•     CRMD004 - we may develop, which is currently in the pre-clinical phase.

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

We have not received the regulatory approvals required for the commercial sale of any of our products in the United States or abroad. We have applied for a CE Mark approval through the submission of our design dossier in the second quarter of 2011, however have not received the regulatory approval required for commercial sale in Europe. None of our product candidates have been determined to be safe and effective, and we have not submitted a New Drug Application or Premarket Approval Application to the FDA or an equivalent application to any foreign regulatory authority for any of our product candidates.

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

Once a product is approved, numerous post-approval requirements apply. Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. In addition, even if we comply with FDA, international regulatory agencies and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA or other international regulatory agencies to modify or withdraw product approval.

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

Even if the FDA and/or international regulatory agencies approves one or more of our product candidates, physicians and patients may not accept and use it. Acceptance and use of our products will depend upon a number of factors including the following:

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

The business prospects and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the pricing of healthcare products and services in the U.S. or internationally, the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third party payors. For example, drug manufacturers are required to have a national rebate agreement with the Department of Health and Human Services, or HHS, in order to obtain state Medicaid coverage, which requires manufacturers to pay a rebate on drugs dispensed to Medicaid patients. On January 27, 2012, the Centers for Medicare and Medicaid Services, or CMS, issued a proposed regulation covering the calculation of Average Manufacturer Price, or AMP, which is the key variable in the calculation of these rebates.

Furthermore, in the U.S., healthcare reform legislation titled the Patient Protection and Affordable Care Act was signed into law on March 23, 2010. This comprehensive legislation will affect the terms of public and private health insurance and have a substantial impact on the pharmaceutical industry. For example, the new law will impose an annual fee on manufacturers of branded prescription pharmaceuticals that will impact our products. Regulations to implement this and other provisions related to the research, marketing and sale of prescription pharmaceutical products could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses. Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our products.

For example, in July 2010, CMS released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule delayed the inclusion of oral medications without IV equivalents, such as phosphate binders, in the bundle until January 1, 2014. If phosphate binders are included in the bundle beginning in 2014, separate Medicare reimbursement will no longer be available for phosphate binders, as it is today under Medicare Part D. While it is too early to project the impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for phosphate binders.

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of this authority may result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, which may also increase costs related to complying with new post-approval regulatory requirements, and increase potential FDA restrictions on the sale or distribution of approved products.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.

We are highly dependent on the principal members of our management and scientific staff, specifically, Richard M. Cohen, our Chairman and Interim Chief Executive Officer, Brian Lenz, our Chief Operating Officer and Chief Financial Officer, and Dr. Mark Klausner, our part-time Chief Medical Officer. While we have employment agreements with such persons, employment agreements cannot insure our retention of the employees covered by such agreements. Furthermore, our future success will also depend in part on our ability to identify, hire, and retain additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the New York/New Jersey metropolitan area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

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

Our commercial success will depend in part on obtaining further patent protection for our products and other technologies and successfully defending any patents that we currently have or will obtain against third-party challenges. The patents most material to our business are as follows:

•     U.S. Registration No. 7,696,182 (expiring in May 2025) - use of Neutrolin® for preventing infection and maintenance of catheter patency in hemodialysis catheters (for CRMD003).

•     U.S. Registration No. 6,166,007 (expiring May 2019) - a method of inhibiting or preventing infection and blood coagulation at a medical prosthetic device (for CRMD003).

•     European Registration No. 1442753 (expiring February 2023) - use of a thixotropic gel as a catheter locking composition, and method of locking a catheter (for CRMD004).

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

In addition, the United States Patent and Trademark Office, or PTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

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

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland ("Geistlich") brought an action against the Sodemann patent covering our Neutrolin® product candidate which is owned by ND Partners, LLC and licensed to us pursuant to the License and Assignment Agreement between ND Partners LLC and CorMedix Inc. on January 30, 2008. The action that was brought against the Sodemann patent in Germany at the Board of the European Patent Office opposition division was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent.   The Board of the European Patent Office opposition division rejected the opposition by Geistlich. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. We filed a response to the appeal of Geistlich on March 25, 2009 where we requested a dismissal of the appeal and to maintain the patent as granted. As of the date of this Annual Report, no further petitions have been filed by ND Partners, LLC or Geistlich. Therefore, it can be expected that a summons to attended oral proceedings before the Board of Appeal will be issued during 2012.  Though we intend to vigorously defend ourselves and believe that Geistlich's claims are without merit, we can provide no assurances regarding the outcome of this matter.

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

•     pay damages; or

•     defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

During the period from the completion of the IPO on March 30, 2010 through March 12, 2012, the high and low sales prices for our common stock were $4.00 and $0.21, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

The Units we issued in the IPO and upon conversion of certain of our convertible notes in connection therewith consisted of two shares of common stock and a warrant to purchase one share of common stock. The warrants that were issued as part of the Units have an exercise price of $3.4375 per share and expire on March 24, 2015. As of December 31, 2011, there were 4,263,569 of these warrants outstanding, which if executed, would result in the issuance of an additional 4,263,569 shares of common stock. In connection with the IPO, we also issued a warrant to purchase 2,406 Units to the underwriters of the IPO that, if executed, would result in the issuance of an additional 4,812 shares of common stock and warrants to purchase an additional 2,406 shares of common stock.

In addition, in connection with our private placement of convertible notes in October and November 2009, we issued warrants to the investors in such private placement, which warrants have an exercise price of $3.4375 per share and expire on October 29, 2014. As of December 31, 2011, the number of shares of common stock issuable upon exercise of these warrants was 503,034 shares.

As of December 31, 2011 we also had outstanding other warrants that, if exercised, would result in the issuance of an additional 17,869 shares of common stock at an exercise price of $10.66 per share and 18,250 shares of common stock at an exercise price of $7.84 per share.

As of December 31, 2011, options to purchase 1,236,342 shares of our common stock, which were issued to our officers, directors and employees, were outstanding under our Amended and Restated 2006 Stock Incentive Plan with a weighted average exercise price of $2.47 per share. Options to purchase 850,178 of such shares are currently exercisable or will be exercisable within 60 days of the date of this report.

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

Pursuant to our Amended and Restated 2006 Stock Incentive Plan, our Board of Directors is authorized to award up to a total of 2,300,000 shares of common stock or options to purchase shares of common stock to our officers, directors and employees. As of December 31, 2011, options to purchase 1,236,342 shares of common stock issued under the Amended and Restated 2006 Stock Incentive Plan at a weighted average exercise price of $2.47 per share, were outstanding. Stockholders will experience dilution in the event that additional shares of common stock are issued under the Amended and Restated 2006 Stock Incentive Plan, or options previously issued or to be issued under the Amended and Restated 2006 Stock Incentive Plan are exercised.

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

We may receive notice from the NYSE AMEX that we fail to comply with certain of its continued listing standards, which may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the  NYSE AMEX, or AMEX, and the continued listing of our common stock on the AMEX is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses. We incurred a net loss of approximately $6.7 million for the year ended December 31, 2011 and, as of December 31, 2011, we had a deficit accumulated during the development stage of approximately $42.9 million. Unless we can raise capital through various potential sources, such as equity, debt financing, strategic relationships, out-licensing or distribution arrangements of our products, we may receive notice from the AMEX informing us that we are not in compliance with the AMEX listing standards, and we may be required to submit a plan to the AMEX advising the actions we have taken, or will take, that would bring us into compliance with all of the continued listing standards. If we are not in compliance with the continued listing standards at the end of the plan period, or if we do not make progress consistent with the plan during the plan period, the AMEX staff may initiate delisting proceedings. There can be no assurance that we will be able to make progress consistent with such plan.

If our common stock were no longer listed on the AMEX, investors might only be able to trade on the OTC Bulletin Board® or in the Pink Sheets® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

 Because the average daily trading volume of our common stock is low, the ability to sell our shares in the secondary trading market may be limited.

Because the average daily trading volume of our common stock on the AMEX is low, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of exchange-listed companies, which could limit investors’ ability to sell shares in the secondary trading market.

Penny stock regulation may impose certain restriction on marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 1B.         Unresolved Staff Comments.

None.

Item 2.         Properties.

Our principal executive offices are located in approximately 3,500 square feet of office space in Bridgewater, New Jersey. We lease this office space pursuant to a lease agreement dated March 18, 2010 with UA Bridgewater Holdings, LLC (the “Lease Agreement”). The Lease Agreement has an initial term of 60 months, commencing on April 1, 2010 and expiring on March 31, 2015, and lease payments began on July 1, 2010. We had a one-time right to terminate the lease after two years from the commencement date, provided we were to give the landlord notice of our election to exercise this option on or before 18 months after April 1, 2010. We also have been granted the option to extend the lease term for one additional period of three years, commencing the day following the then-current expiration date of the term, March 31, 2015, provided we deliver notice to the landlord no later than nine months prior to March 31, 2015. The total 60 month lease obligation is approximately $389,000. The Company’s total remaining lease obligation was approximately $267,000 as of December 31, 2011.

Item 3.         Legal Proceedings.

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland ("Geistlich") brought an action against the Sodemann patent covering our Neutrolin® product candidate which is owned by ND Partners, LLC and licensed to us pursuant to the License and Assignment Agreement between ND Partners LLC and CorMedix Inc. on January 30, 2008. The action that was brought against the Sodemann patent in Germany at the Board of the European Patent Office opposition division was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent.   The Board of the European Patent Office opposition division rejected the opposition by Geistlich. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. We filed a response to the appeal of Geistlich on March 25, 2009 where we requested a dismissal of the appeal and to maintain the patent as granted. As of the date of this Annual Report, no further petitions have been filed by ND Partners, LLC or Geistlich. Therefore, it can be expected that a summons to attended oral proceedings before the Board of Appeal will be issued during 2012.  Though we intend to vigorously defend ourselves and believe that Geistlich's claims are without merit, we can provide no assurances regarding the outcome of this matter.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

From March 30, 2010 to May 13, 2010, the units issued in connection with the IPO were traded on NYSE Amex under the symbol “CRMD.U”, each unit consisting of two shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $3.4375. These units separated and ceased to be traded independently on May 13, 2010, on which date the common stock and the warrants comprising the units commenced trading on NYSE Amex under the symbols “CRMD” and “CRMD.WS”, respectively. Based upon information furnished by our transfer agent, at March 12, 2012, we had approximately 100 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NYSE Amex:

Fiscal Year 2011	High	Low
First Quarter	$2.50	$1.44
Second Quarter	$2.04	$1.33
Third Quarter	$1.50	$0.82
Fourth Quarter	$0.90	$0.21

Fiscal Year 2010	High	Low
Second Quarter (1)	$4.00	$1.87
Third Quarter	2.01	1.08
Fourth Quarter	2.08	1.10

(1) From May 13, 2010 through June 30, 2010.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,236,342	$2.47	1,063,658
Equity compensation plans not approved by security holders	—	—	—
Total	1,236,342	$2.47	1,063,658

(1)	Our Amended and Restated 2006 Stock Incentive Plan was approved by our stockholders on February 19, 2010.

Use of Proceeds from the Sale of Registered Securities

Our IPO was effected through a Registration Statement on Form S-1, as amended (Registration No. 333-163380), that was declared effective by the U.S. Securities and Exchange Commission or the SEC on March 24, 2010. The net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses payable by us, were approximately $10.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. Of the net proceeds of $10.5 million and our cash balance of $1.5 million at December 31, 2009, we have used approximately $6.5 million for research and development, or R&D, expenditures and approximately $4.5 million for general working capital expenditures through the end of the fourth quarter of 2011. We have invested the unused proceeds from the IPO in an interest bearing savings account.

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

Overview

We are a development stage pharmaceutical and medical device company that seeks to in-license, develop and commercialize therapeutic products for the treatment of cardiac and renal dysfunction, specifically in the dialysis and non-dialysis areas.

We have the worldwide rights to develop and commercialize proprietary product candidates that address large market opportunities, which includes CRMD003 (Neutrolin®) and CRMD004.

CRMD003 is a liquid designed to prevent central venous Catheter Related Bloodstream infections or CRBI and maintenance of catheter patency in central venous catheters (initially in hemodialysis catheters). During the second quarter 2011, we submitted our design dossier for a CE Marking approval in Europe.

We are a development stage company. We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Since our inception, we have had no revenue from product sales. Our operations have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio. We have generated significant losses since our inception and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including CRMD003 and previously CRMD001. As of December 31, 2011, we had a deficit accumulated during the development stage of $42,947,552. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Operations Overview

Revenue

We have not generated any revenue since our inception. As of December 31, 2011, we have funded our operations primarily through debt financings and the IPO, and our receipt of a total of approximately $490,000 from federal grants under the Qualifying Therapeutic Discovery Project program, a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and approximately $35,000 from the State of New York’s Research and Development Tax Credit Program.

If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we could generate revenue from sales or licenses of any such products.

Research and Development Expense

Research and Development, or R&D expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock-based compensation, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All R&D is expensed as incurred.

Conducting a significant amount of development is central to our business model. Through December 31, 2011, we incurred $22,155,674 in R&D expenses since our inception in July 2006. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our R&D expenses for the foreseeable future in order to complete development of CRMD003 and our earlier-stage R&D projects.

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

	Year Ended December 31,		Period from July 28, 2006 (Inception) through December 31, 2011
	2011	2010
CRMD001	32%	44%	53%
CRMD002	0%	1%	0%
CRMD003	66%	53%	44%
CRMD004	2%	2%	3%

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

Development timelines, probability of success and development costs vary widely. We have decided to focus the majority of our resources and research and development efforts on seeking CE marking approval and commercialization of Neutrolin® in Europe through a CE Mark application. During the first half of 2011 we submitted our design dossier with TÜV SÜD the European notified body managing our CE Mark application. In the fourth quarter 2011 we successfully completed our stage 1 audit with TÜV. Upon the successful completion of the stage 2 audit and the implementation and approval of our quality management system and approval our design dossier, we would anticipate being in a position to obtain a CE Mark approval in the first half of 2012. If we obtain CE Mark approval in Europe, we intend to be in a position to launch Neutrolin® for the prevention of Catheter Related Bloodstream Infections, or CRBI and maintenance of catheter patency in hemodialysis patients in Europe during 2012. We cannot be assured of CE Mark approval of Neutrolin® on that timeline or at all. We are currently exploring the various methods of launching Neutrolin® in Europe, whether through a distributorship or partnership arrangement or otherwise.

General and Administrative Expense

General and Administrative, or G&A expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions. Other G&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our G&A expenses will increase if we add personnel and as a result of the reporting obligations applicable to public companies. From our inception on July 28, 2006 through December 31, 2011, we incurred $10,918,954 of G&A expense.

Other Income

Other income consists mainly of federal research grants awarded and research and development tax refunds, net of application fees. From our inception on July 28, 2006 through December 31, 2011, we received $420,987 of other income, net of application fees and related filing costs.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on our convertible notes up to their automatic conversion into units or common stock upon the completion of the IPO on March 30, 2010, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion relating to certain of our convertible notes. From our inception on July 28, 2006 through December 31, 2011, we received $124,342 of interest income through interest bearing savings accounts and incurred $11,193,028 of interest expense, which consists of interest incurred in debt issued to noteholders, amortization and write-off of deferred financing costs and debt discounts and a beneficial conversion feature charge related to the conversion of certain of our convertible notes.

Results of Operations

Comparison of the Years Ended December 31, 2011 and December 31, 2010

R&D Expense. R&D expense was $4,098,225 for the year ended December 31, 2011, a decrease of $1,396,072, from $5,494,297 for the year ended December 31, 2010. The decrease was primarily attributed to the March 30, 2010 issuance of 828,024 shares of our common stock, of which 118,288 shares are held in escrow, to our licensors valued at $3.125 per share, or $2,217,924 as a result of anti-dilution adjustments in connection with the conversion of our outstanding convertible debt to common stock upon the closing of the IPO, which anti-dilution provisions have expired. The decrease in R&D expense was partially offset by increased clinical development costs related to our phase II clinical trial of CRMD001 that began in June 2010, higher manufacturing and regulatory costs related the development of CRMD003 and costs related to the hiring of two employees in the areas of clinical operations and product development during the third quarter of 2010.

G&A Expense. G&A expense was $3,148,759 for the year ended December 31, 2011, an increase of $136,053 from $3,012,706 for the year ended December 31, 2010. The increase in G&A expense reflects increased officer and director compensation costs in addition to costs associated with operating as a publicly-traded company following the IPO in March 2010, which include filing fees related to the listing of our common stock.

Other Income. Other income was $29,819 for the year ended December 31, 2011, a decrease of $361,349 from $391,168 for the year ended December 31, 2010. Other income during 2011 represented a research and development funding reimbursement from the State of New York research and development tax refund program and in 2010 represented federal grants, net of filing and application fees we received under the Qualifying Therapeutic Discovery Project program.

Interest Income and Interest Expense. Interest income was $12,037 for the year ended December 31, 2011, a decrease of $11,405, from $23,442 for the year ended December 31, 2010. The decrease was attributable to having lower interest-bearing cash balances during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Interest expense was $0 for the year ended December 31, 2011 compared to $3,093,763 for the year ended December 31, 2010. Interest expense charges related to the conversion of all our convertible notes, of which the aggregate amount of principal and accrued interest as of March 30, 2010 was $18,897,167, in connection with the IPO. The interest expense charges consisted primarily of a beneficial conversion feature charge of $1,137,762 related to the 30% discount at which the 8% senior convertible notes we issued in October and November 2009 in the aggregate principal amount of $2,619,973 (the “Third Bridge Notes”), converted into common stock, a write-off of debt discount of $1,135,076 in 2010 and a write-off of the remaining amortization of deferred financing fees of $358,495 in 2010.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006. Prior to the IPO, we had funded our operations principally with $14,364,973 in convertible notes sold in private placements and $625,464 in related party notes, which were also convertible. We received net proceeds of $10,457,270 from the IPO, after deducting underwriting discounts, commissions and offering expenses payable by us upon the closing of the IPO on March 30, 2010. All of our convertible notes were automatically converted into 1,237,293 shares of common stock and 2,338,569 units comprised of 4,677,138 shares of common stock and 2,338,569 warrants at an exercise price of $3.4375. We also received a total of approximately $490,000 from federal grants under the Qualifying Therapeutic Discovery Project program, a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and approximately $30,000 from the State of New York’s Research and Development Tax Credit Program.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6,296,725 for the year ended December 31, 2011. The net loss of $6,711,273 for the year ended December 31, 2011 was higher than cash used in operating activities by $414,548. The primary reasons for the difference are non-cash stock-based compensation charges of $692,403, offset by decreases in accounts payable and accrued expenses of $130,783 and $139,855, respectively, relating primarily to clinical research organization costs, clinical site costs, manufacturing costs, patent fees and accrued legal fees. Net cash used in operating activities was $3,668,404 for the year ended December 31, 2010. The net loss of $10,905,236 for the year ended December 31, 2010 was higher than cash used in operating activities by $7,236,832. The primary reasons for the difference are the stock issued in connection with our license agreements’ anti-dilution provisions of stock issuances of $2,217,924, which provisions expired upon the completion of our IPO in March 2010, the charge for the beneficial conversion feature related to the Third Bridge Notes of $1,137,762, non-cash interest expense of $462,431 on our outstanding debt during the first quarter of 2010, the write-offs of debt discount and deferred financing costs of $1,135,076 and $358,495, respectively, as a result of the conversion of our notes, stock-based compensation charges of $1,167,081, an increase in accounts payable and accrued expenses of $589,638 and $361,367, respectively, relating primarily to clinical research organization costs, manufacturing costs, patent fees, accrued legal fees, accounting fees, bonuses and filing fees.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,625 for the year ended December 31, 2011. Net cash used in investing activities consisted of a purchase of computer equipment during 2011. Net cash used in investing activities was $10,361 for the year ended December 31, 2010. Net cash used in investing activities consisted of leasehold improvements made to our corporate headquarters located in Bridgewater, New Jersey, in addition to purchases of computer equipment and accounting software, which are being amortized over the term of the lease and depreciated over the expected life of the equipment and software.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the year ended December 31, 2011 compared to $10,457,270 for the year ended December 31, 2010. Net cash provided by financing activities consisted of the sale of equity securities issued in our IPO, through which we received gross proceeds of $12,512,500. The gross proceeds of $12,512,500 were offset by underwriting discounts and commissions of $1,063,563, corporate finance fees of $225,250, and reimbursable legal fees for counsel to the underwriters of $90,000, in addition to other offering costs and expenses of $676,417, consisting primarily of legal, accounting, printing and filing fees.

Funding Requirements

Our total cash on hand as of December 31, 2011 was $1,985,334, compared to $8,283,684 at December 31, 2010. Because our business does not generate positive operating cash flow, we will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity, debt financing, strategic relationships, out-licensing or distribution arrangements of our products. Through December 31, 2011, all of our financing has been through our 2010 IPO, previous debt financings and our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and approximately $30,000 from the State of New York’s Research and Development Tax Credit Program, net of application fees. We expect to continue to fund operations from cash on hand and through either capital raising sources as previously described, which may be dilutive to existing stockholders, or through generating revenues from the licensing of our products or strategic alliances. We plan to seek additional debt and/or equity financing, but can provide no assurances that such financing will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including the changes in the focus and direction of our research and development programs, the acquisition and pursuit of development of new product candidates, competitive and technical advances, costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We do not anticipate that we will generate significant product sales revenue for 2012. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters.

Based on our cash resources at December 31, 2011, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations into the fourth quarter of 2012, and will need additional financing until we can achieve profitability, if ever. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on the prospects of our business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We granted options to purchase 886,000 shares of common stock to our employees, non-employees and directors and officers during the year ended December 31, 2011. For the purpose of valuing options and warrants granted to the Company’s employees, directors and officers during the year ended December 31, 2011, the Company used the Black-Scholes option pricing model. For the purpose of valuing performance based options granted to a non-employee during the year ended December 31, 2011, the Company used the standard Monte Carlo stock price simulation method. As of December 31, 2011, there were no non-employee stock options that have vested, as the vesting of such stock options was contingent upon various performance metrics that were not achieved as of December 31, 2011. To estimate the number of stock options expected to vest, the Company used the Monte Carlo stock price simulation method. The Monte Carlo analysis uses several random simulations along with performance vesting metrics, an initial stock price of $1.72, expected volatility of 100% for the one-year period of the vesting contingency and a one-year risk-free rate of 0.25%. The Company then used the results of the Monte Carlo analysis together with the Black-Scholes option pricing model to estimate the fair value of the options issued. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. The Company estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of the Company’s business model as currently forecasted. The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock. The expected stock price volatility for the stock options was calculated by examining historical volatilities for publicly traded industry peers, since the Company does not have a significant trading history for our common stock. The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for its common stock becomes available. The Company has experienced forfeitures of stock options issued to its former President and Chief Executive Officer, Chief Medical Officer, Chairman and Board member. Since the stock options currently outstanding are primarily held by the Company’s senior management and directors, the Company will continue to evaluate the effects of such future potential forfeitures, as they may arise, to ascertain an estimated forfeiture rate.

Accounting Standards Updates

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective beginning on or after January 1, 2013, and interim periods within those annual periods and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to affect our financial condition, results of operation or cash flows.

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

Other ASUs not effective until after December 31, 2011 are not expected to have a significant effect on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, The Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended December 31, 2011, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required to be disclosed by this Item about our  executive officers and our board of directors is incorporated in this Annual Report on Form 10-K by reference from the sections entitled  "Directors and Executive Officers" contained in our definitive proxy statement for our 2012  annual meeting of stockholders scheduled to be held on June 1, 2012, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2012  annual meeting of stockholders scheduled to be held on June1, 2012, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct and Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in our definitive proxy statement related to our 2012  annual meeting of stockholders sche2012  annual meeting of stockholders scheduled to be held on June 1, 2012, which we intend to file within 120 days of the end of our fiscal year scheduled to be held on June 1, 2012, which we intend to file within 120 days of the end of our fiscal year.

The text of our Code of Business Conduct and Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) is posted in the “Corporate Governance” section of our website, www.cormedix.com. A copy of the Code of Business Conduct and Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NYSE AMEX.

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Executive Compensation” and “Directors Compensation” contained in our definitive proxy statement for our 2012  annual meeting of stockholders scheduled to be held on June 1, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2012  annual meeting of stockholders scheduled to be held on June 1, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Executive Compensation” and “Director Compensation” contained in our definitive proxy statement for our 2012  annual meeting of stockholders scheduled to be held on June 1, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Fees Billed by our Independent Registered Public Accounting Firm During Fiscal 2011 and 2010” contained in our definitive proxy statement for our 2012  annual meeting of stockholders scheduled to be held on June 1, 2012, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1.	Financial Statements:

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2.	Financial Statement Schedules:

None.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

3.2	Form of Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 19, 2010).

4.2	Specimen Unit certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 19, 2010).

4.3	Specimen warrant certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 19, 2010).

4.4	Form of warrant agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 19, 2010).

4.5	Common Stock Exchange and Stockholder Agreement, dated as of October 6, 2009, by and between CorMedix Inc. and Shiva Biomedical, LLC (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

4.6	Stockholder Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

4.11	Form of Third Bridge Warrant (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on January 20, 2010).

10.1	Contribution Agreement, dated as of July 28, 2006, by and between Shiva Biomedical, LLC, Picton Pharmaceuticals, Inc., Picton Holding Company, Inc., and the stockholders of Picton Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on December 31, 2009).‡

10.2	Amendment to Contribution Agreement, dated as of October 6, 2009, by and between Shiva Biomedical, LLC and CorMedix, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on December 31, 2009).‡

10.3	Amendment No. 2 to Contribution Agreement, dated as of February 22, 2010, by and between the Company and Shiva Biomedical, LLC (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

10.4	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on December 31, 2009).‡

10.5	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

10.6	Exclusive License and Consulting Agreement, dated as of January 30, 2008, between the Company and Hans-Dietrich Polaschegg (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).‡

10.7	Amended and Restated Consulting Agreement, dated as of January 10, 2008, between the Company and Sudhir V. Shah, M.D. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

10.8	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

10.9	Supply Agreement, dated as of December 7, 2009, between the Company and Navinta, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).‡

10.10	Manufacture and Development Agreement, dated as of March 5, 2007, by and between the Company and Emcure Pharmaceuticals USA, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on December 31, 2009).‡

10.13	Employment Agreement, dated as of February 4, 2010, between the Company and Brian Lenz (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010.

10.14	Amendment to Employment Agreement, dated as of January 14, 2011, by and between CorMedix Inc. and Brian Lenz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 19, 2011.

10.15	Employment Agreement, dated as of February 25, 2011, between the Company and Mark A. Klausner M.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 3, 2011.

10.16	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

10.17	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

10.18	Separation and General Release Agreement, effective as of September 30, 2011, by and between the Company and John C. Houghton (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2011).

10.19	Amendment No. 3 to Contribution Agreement, effective as of August 31, 2011, by and between the Company and Shiva Biomedical, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2011). ‡

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the years ended December 31, 2011 and 2010 and for the Cumulative Period from July 28, 2006 (inception) through December 31, 2011, (iii) Statements of Changes in Stockholders’ Equity for the year ended December 31, 2011, (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the Cumulative Period from July 28, 2006 (inception) through December 31, 2011 and (v) Notes to the Financial Statements.**

*	Filed herewith.

‡	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

March 19, 2012	By:	/s/ Richard M. Cohen
Richard M. Cohen
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard M. Cohen	Chairman and Interim Chief Executive Officer	March 19, 2012
Richard M. Cohen	(Principal Executive Officer)

/s/ Brian Lenz	Chief Operating Officer and Chief Financial Officer, Secretary and Treasurer	March 19, 2012
Brian Lenz	(Principal Financial and Accounting Officer)

/s/ Matthew Duffy	Director	March 19, 2012
Matthew Duffy

/s/ Gary A. Gelbfish	Director	March 19, 2012
Gary A. Gelbfish

/s/ Steven W. Lefkowitz	Director	March 19, 2012
Steven W. Lefkowitz

/s/ Antony E. Pfaffle	Director	March 19, 2012
Antony E. Pfaffle

/s/ Timothy Hofer	Director	March 19, 2012
Timothy Hofer

CORMEDIX INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

Financial Statements Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CorMedix Inc.

We have audited the accompanying balance sheets of CorMedix Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, and the period from July 28, 2006 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CorMedix Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and its results of operations and cash flows for the years then ended, and the period from July 28, 2006 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $6,711,273 for the year ended December 31, 2011 and, as of that date, had a deficit accumulated during the development stage of $42,947,552. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey

March 19, 2012

CorMedix Inc.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,985,334	$8,283,684
Prepaid research and development expenses	19,888	205,404
Other receivable	493,855	280,920
Other prepaid expenses and current assets	31,897	42,140
Total current assets	2,530,974	8,812,148
Property and equipment, net	11,689	22,310
Security deposit	13,342	13,342
TOTAL ASSETS	$2,556,005	$8,847,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,008,493	$1,139,276
Accrued expenses	296,512	436,367
Total current liabilities	1,305,005	1,575,643
Deferred rent	14,472	16,759
TOTAL LIABILITIES	1,319,477	1,592,402

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,274 shares issued and outstanding at December 31, 2011 and 2010	11,408	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	44,172,818	43,480,415
Deficit accumulated during the development stage	(42,947,552)	(36,236,279)
TOTAL STOCKHOLDERS’ EQUITY	1,236,528	7,255,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,556,005	$8,847,800

See Notes to Financial Statements

CorMedix Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative Period from July 28, 2006 (Inception) Through December 31, 2011

OPERATING EXPENSES
Research and development	$4,098,225	$5,494,297	$22,155,674
General and administrative	3,148,759	3,012,706	10,918,954
Total Operating Expenses	7,246,984	8,507,003	33,074,628

LOSS FROM OPERATIONS	(7,246,984)	(8,507,003)	(33,074,628)

OTHER INCOME (EXPENSE)
Other income	29,819	391,168	420,987
Interest income	12,037	23,442	124,342
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	-	(3,093,763)	(11,193,028)
LOSS BEFORE INCOME TAXES	(7,205,128)	(11,186,156)	(43,722,327)
State income tax benefit	493,855	280,920	774,775
NET LOSS	$(6,711,273)	$(10,905,236)	$(42,947,552)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.59)	$(1.15)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,274	9,473,259

See Notes to Financial Statements

CORMEDIX INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from July 28, 2006 (Inception) to December 31, 2011

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

See Notes to Financial Statements

CORMEDIX INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from July 28, 2006 (Inception) to December 31, 2011

	Common Stock		Non-Voting Common Stock – Class A		Common Stock – Series B - F		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007 (carried forward)	591,302	$591	193,936	$194	1,000,000	$1,000	$(1,000)	$3,816,119	$(8,212,843)	$(4,395,939)

Common stock issued to licensor at $8.23 per share in January 2008	39,980	40						328,908		328,948

Common stock issued to licensor and held in escrow in January 2008	15,992	16					(125)	109		-

Common stock issued to consultant at $8.23 per share in May 2008	939	1						7,720		7,721

Debt discount on senior convertible notes								747,215		747,215

Stock-based compensation								281,652		281,652

Net loss									(8,996,745)	(8,996,745)

Balance at December 31, 2008	648,213	648	193,936	194	1,000,000	1,000	(1,125)	5,181,723	(17,209,588)	(12,027,148)

Common stock issued to consultant at $32.05 per share in July 2009	639	1						20,449		20,450

Common stock issued to licensor at $32.05 per share in exchange for Series B-F common stock in October 2009	98,739	99			(1,000,000)	(1,000)	1,186	3,164,217		3,164,502

Common stock issued to licensor at $32.05 per share in October 2009	28,156	28						902,316		902,344

Common stock issued to licensor and held in escrow in October 2009	11,263	11					(88)	77		-

Debt discount on senior convertible notes								1,238,265		1,238,265

Stock-based compensation								114,143		114,143

Net loss									(8,121,455)	(8,121,455)

Balance at December 31, 2009	787,010	787	193,936	194	-	-	(27)	10,621,190	(25,331,043)	(14,708,899)

See Notes to Financial Statements

CORMEDIX INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from July 28, 2006 (Inception) to December 31, 2011

	Common Stock		Non-Voting Common Stock – Class A		Common Stock – Series B - F		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009 (carried forward)	787,010	$787	193,936	$194			$(27)	$10,621,190	$(25,331,043)	$(14,708,899)

Common stock issued to consultant at $32.05 per share in February 2010	4,059	4						130,087		130,091

Common stock issued upon conversion of Class A Non-Voting Common Stock at a 1 for 7.836 conversion rate in February 2010	24,750	25	(193,936)	(194)				169		-

Common stock issued from debt conversion to noteholders in March 2010	5,914,431	5,914						18,891,253		18,897,167

Common stock issued to licensors at $3.125 per share in March 2010	828,024	828					(119)	2,217,215		2,217,924

Common stock issued in initial public offering at $3.125 per share in March 2010, net of issuance costs	3,850,000	3,850						10,453,420		10,457,270

Stock-based compensation								1,167,081		1,167,081

Net loss									(10,905,236)	(10,905,236)

Balance at December 31, 2010	11,408,274	11,408	-	-	-	-	(146)	43,480,415	(36,236,279)	7,255,398

Stock-based compensation								692,403		692,403

Net loss									(6,711,273)	(6,711,273)

Balance at December 31, 2011	11,408,274	$11,408	-	$-	-	$-	$(146)	$44,172,818	$(42,947,552)	$1,236,528

See Notes to Financial Statements

CorMedix Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from July 28, 2006 (Inception) To December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,711,273)	$(10,905,236)	$(42,947,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	692,403	1,167,081	2,324,880
Stock issued in connection with license agreements	-	2,217,924	6,613,718
Stock issued in connection with consulting agreement	-	130,091	158,262
Amortization of deferred financing costs	-	358,495	2,047,881
Amortization of debt discount	-	1,135,076	4,979,461
Non-cash charge for beneficial conversion feature	-	1,137,762	1,137,762
Non-cash interest expense	-	462,431	3,007,018
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	12,246	12,167	50,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,176)	(350,350)	(545,640)
Security deposits	-	(1,609)	(13,342)
Accounts payable	(130,783)	589,638	1,008,493
Accrued expenses	(139,855)	361,367	296,512
Deferred rent	(2,287)	16,759	14,472
Net cash used in operating activities	(6,296,725)	(3,668,404)	(21,816,802)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,625)	(10,361)	(61,709)
Net cash used in investing activities	(1,625)	(10,361)	(61,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	-	-	13,364,973
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	-	-	(1,447,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	-	10,457,270	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	-	10,457,270	23,863,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,298,350)	6,778,505	1,985,334
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	8,283,684	1,505,179	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,985,334	$8,283,684	$1,985,334

Cash paid for interest	$-	$-	$18,425

Supplemental Disclosure of Non Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$18,897,167	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$148,015	$148,015
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$-	$-	$4,979,461

See Notes to Financial Statements

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business:

CorMedix Inc. (f/k/a Picton Holding Company, Inc.) (“CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006. CorMedix is a development stage pharmaceutical and medical device company that seeks to fulfill selected, significant unmet medical needs in the preventive areas of catheter related infections in dialysis and non-dialysis catheters. On January 18, 2007, the Company changed its name from Picton Holding Company, Inc. to CorMedix Inc.

Basis of Presentation:

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, establishing office facilities, acquiring licenses for its pharmaceutical product candidates, performing business and financial planning, performing research and development and raising funds through the issuance of debt and common stock. The Company has not generated any revenues and, accordingly, the Company is considered to be in the development stage.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business. For the year ended December 31, 2011 and the period from July 28, 2006 (inception) to December 31, 2011, the Company incurred net losses of $6,711,273 and $42,947,552, respectively. The Company has stockholders’ equity as of December 31, 2011 of $1,236,528. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing or distribution of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt, equity and/or bank financing for the Company, but cannot assure that such financing will be available on acceptable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations. Management believes that the currently available capital resources will be sufficient to meet the Company’s operating needs into the fourth quarter of 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 24, 2010, the Company effected a 1 for 7.836 reverse stock split of its common stock. All share and per-share information in these financial statements have been adjusted to give effect to the reverse stock split.

Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit and other interest bearing accounts, the balances of which, at times, may exceed federally insured limits.

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

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, office equipment and computer equipment which are recorded at cost. Repairs and maintenance costs are expensed in the period incurred.  Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.  Property and equipment, net as of December 31, 2011 and 2010 were $11,689 and $22,310, respectively, net of accumulated depreciation of $50,020 and $37,774, respectively.

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

For the purpose of valuing options and warrants granted to the Company’s employees, directors and officers during the year ended December 31, 2011, the Company used the Black-Scholes option pricing model. For the purpose of valuing performance based options granted to a non-employee during the year ended December 31, 2011, the Company used the standard Monte Carlo stock price simulation method. As of December 31, 2011, there were no non-employee stock options that have vested, as the vesting of such stock options was contingent upon various performance metrics that were not achieved as of December 31, 2011. To estimate the number of stock options expected to vest, the Company used the Monte Carlo stock price simulation method. The Monte Carlo analysis uses several random simulations along with performance vesting metrics, an initial stock price of $1.72, expected volatility of 100% for the one-year period of the vesting contingency and a one-year risk-free rate of 0.25%. The Company then used the results of the Monte Carlo analysis together with the Black-Scholes option pricing model to estimate the fair value of the options issued. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. The Company estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of the Company’s business model as currently forecasted. The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock. The expected stock price volatility for the stock options was calculated by examining historical volatilities for publicly traded industry peers, since the Company does not have a significant trading history for its common stock. The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for its common stock becomes available. The Company has experienced forfeitures of stock options issued to its former President and Chief Executive Officer, Chief Medical Officer, Chairman and Board member. Since the stock options currently outstanding are primarily held by the Company’s senior management and directors the Company will continue to evaluate the effects of such future potential forfeitures, as they may arise, to ascertain an estimated forfeiture rate.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

	2011	2010
Risk-free interest rate	0.9% – 2.1%	1.5%-2.6%
Expected volatility	109% – 115%	112%-114%
Expected life of options in years	5	5
Expected dividend yield	0.0%	0.0%

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

Loss Per Common Share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. The amount of potentially dilutive securities excluded from the calculation was 6,043,876 and 6,472,767 shares of common stock underlying warrants and options at December 31, 2011 and 2010, respectively. Additionally, there were 145,543 shares of common stock being held in escrow at December 31, 2011 and 2010, pending the achievement of certain regulatory and sales-based milestones as part of the license agreement with ND Partners LLC.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Accounting Standards Updates

In December 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective beginning on or after January 1, 2013, and interim periods within those annual periods and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to affect our financial condition, results of operations or cash flows.

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

Other ASUs not effective until after December 31, 2011 are not expected to have a significant effect on the Company’s financial position or results of operations.

Note 3 — Related Party Transactions:

Consulting Services:

Effective August 1, 2006, the Company began accruing monthly fees for consulting services at a rate of $25,000 per month payable to Paramount Corporate Development, LLC (“Paramount”), an affiliate of a significant stockholder of the Company, pursuant to a services agreement with Paramount. This agreement was terminated as of August 31, 2008 and, accordingly, there was no consulting services expense under this agreement for the years ended December 31, 2011 and 2010. For the period from July 28, 2006 (inception) to December 31, 2010, consulting services expense under this agreement was $625,000. No amounts were due Paramount pursuant to this agreement as of December 31, 2011 and 2010.

Notes Payable:

On July 28, 2006, the Company issued a 5% promissory note payable to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company. This note and all accrued interest was originally scheduled to mature on July 28, 2008, or earlier if certain events occurred. This note was subsequently amended to, among other things, extend the maturity date until July 31, 2010 and increase the annual interest rate to 8% per year. The note was issued to PBS for expenses that PBS paid on behalf of the Company. On March 30, 2010, in conjunction with the closing of the Company’s initial public offering (the “IPO”) of units, each consisting of two shares of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $3.4375 (Units), the principal and accrued interest amount outstanding under this note, which was $198,264 on such date, converted into 30,499 Units, consisting of 60,998 shares of common stock and warrants to purchase 30,499 shares of common stock at an exercise price of $3.4375. See Note 8.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 — Income Taxes:

The Company recorded a state income tax benefit of $493,855 and $280,920 for the years ended December 31, 2011 and 2010, respectively, related to the sale of its state net operating losses. There was no current or deferred income tax provision for the years ended December 31, 2011 and 2010.

The Company’s deferred tax assets as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Net operating loss carryforwards – Federal	$8,612,000	$5,962,000
Net operating loss carryforwards – state	931,000	821,000
Common stock issued to licensors	2,541,000	1,436,000
Other	80,000	54,000
Totals	12,164,000	8,273,000
Less valuation allowance	(12,164,000)	(8,273,000)
Deferred tax assets	$-	$-

At December 31, 2011, the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $25,331,000 and $15,517,000, respectively. The net operating loss tax carryforwards will start to expire in 2026 for Federal purposes and 2013 for state purposes.

The utilization of the Company’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

The effective tax rate varied from the statutory rate as follows:

	December 31,
	2011	2010
Statutory Federal tax rate	(34.0)%	(34.0)%
State income tax rate (net of Federal)	(6.0)%	(1.3)%
Debt discount amortization	0.0%	4.9%
Federal Qualified Therapeutic Discovery Project Grant	0.0%	(1.2)%
Other permanent differences	3.9%	3.3%
Sale of State of New Jersey net operating losses (net of Federal)	(6.9)%	(1.7)%
Effect of valuation allowance	36.1%	27.5%
Effective tax rate	(6.9)%	(2.5)%

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 and for the period from July 28, 2006 (inception) to December 31, 2011 was $3,891,000, $2,110,000, and $12,164,000, respectively. The tax benefit assumed the Federal statutory tax rate of 34% and a state tax rate of 6% and has been fully offset by the aforementioned valuation allowance.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

In July 2006, the Company adopted guidance under ASC Topic 740-10 which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

Management believes that the Company does not have any tax positions that will result in a material impact on the Company’s financial statements because of the adoption of ASC 740-10. However management’s conclusion may be subject to adjustment at a later date based on ongoing analyses of tax laws, regulations and related Interpretations. The Company will report any tax-related interest and penalties related to uncertain tax positions as a component of income tax expense. The Company’s tax returns from 2008 to 2011 remain open.

Note 5 — Commitments:

Operating Lease:

On March 18, 2010, the Company entered into a lease agreement with UA Bridgewater Holdings, LLC for office space located in Bridgewater, New Jersey, for an initial term of 60 months, with a commencement date of April 1, 2010, an expiration date of March 31, 2015, and lease payments beginning on July 1, 2010. In accordance with the lease agreement, the Company has deposited $13,342 with the landlord, the equivalent of two months’ rent. The Company had a one-time right to terminate the lease after two years from the commencement date, provided the Company gave the landlord notice of its election to exercise this option on or before 18 months after April 1, 2010. The Company has not elected to exercise the early termination option. The Company also has been granted the option to extend the lease term for one additional period of three years, commencing the day following the then-current expiration date of the term, March 31, 2015, provided the Company delivers notice to the landlord no later than nine months prior to March 31, 2015. The total 60 - month lease obligation is approximately $389,000. The Company’s total remaining lease obligation is $267,224 as of December 31, 2011, as set forth below:

Schedule of Future Minimum Lease Payments

Years Ending December 31,	Amount
2012	$80,057
2013	82,697
2014	83,576
2015	20,894
Total	$267,224

Employment Agreements:

As of December 31, 2011, the Company has employment agreements with its executive officers which have an aggregate financial obligation through the end of their respective agreements of approximately $488,000.

On January 14, 2011, the Company entered into an amendment to the employment agreement, effective January 1, 2011, with its President and Chief Executive Officer, John C. Houghton (the “Houghton Amendment”). The Houghton Amendment amended that certain Amended and Restated Employment Agreement, dated as of November 25, 2009, by and between the Company and Mr. Houghton to (i) increase Mr. Houghton's annual base salary to $350,000 and (ii) increase the amount of the discretionary bonus Mr. Houghton may receive upon the achievement of certain Milestones (as defined under the Houghton Amendment), at the sole discretion of the Company’s Board, to up to 40% of Mr. Houghton’s annual base salary.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

On September 30, 2011, the Company entered into a separation and general release agreement with John C. Houghton, the Company's previous President and Chief Executive Officer. The separation and release agreement provides, among other things, Mr. Houghton a continuation of base salary for four months of approximately $118,000; a continuation of Mr. Houghton's health insurance benefits on the same terms and conditions as in effect prior to the separation date through March 31, 2012, resulting in a charge of approximately $21,000; an extension of the period of time in which Mr. Houghton may exercise certain previously granted and vested stock options from ninety (90) days to two and one-half (2.5) years and a waiver and release by Mr. Houghton of any and all claims that he may have against the Company. The extended exercise term qualified as a modification under Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation and resulted in a non-cash charge of approximately $75,000. The additional non-cash charged was calculated by valuing the vested options before and after the modification using the Black-Scholes option pricing model. In addition, Mr. Houghton provided certain transition services to the Company on an as-needed basis through the end of 2011. Also, effective as of September 30, 2011, Mr. Houghton resigned as a member of the Board of Directors of the Company. Richard M. Cohen, a member of the Company's Board of Directors, has been serving as the Company's Executive Chairman and was appointed as the Company’s Interim Chief Executive Officer as a full-time employee, effective November 4, 2011.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Other:

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 10.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities.  The Company’s maximum exposure under these arrangements is unknown as of December 31, 2011.  The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

During November 2006, the Company issued 53,743 shares of Common Stock to an employee in connection with an employment agreement for proceeds of $421 or $0.008 per share which vest equally over a three year period. In connection with this stock issuance, the Company recorded compensation expense at $1.72 per share for a total of $0, $0 and $92,649 of compensation expense for the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (inception) to December 31, 2011, respectively. As of December 31, 2010, the total compensation expense has been recognized.

During January and March 2007, the Company issued 27,056 shares of Common Stock to employees in connection with employment agreements for proceeds of $212 or $0.008 per share which vest equally over a three year period. In connection with this stock issuance, the Company recorded compensation expense at $1.72 per share for a total of $0, $1,296 and $46,641 of compensation expense for the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (inception) to December 31, 2011, respectively. As of December 31, 2010, the total compensation expense has been recognized.

During March 2007, the Company issued 193,936 shares of Non-Voting Subordinated Class A Common Stock to technology finders for proceeds of $194 or $0.008 per share which vest equally over a three year period. In connection with this stock issuance, the Company recorded compensation expense at $1.72 per share for a total of $0, $0 and $42,666 of compensation expense for the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (inception) to December 31, 2011, respectively. As of December 31, 2010, the total compensation expense has been recognized.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2011, the Company granted options to purchase 886,000 shares of common stock under the Plan to various employees, officers, directors and a consultant ranging from $1.10 to $2.10 per share. During the year ended December 31, 2010, the Company granted options to purchase 1,639,215 shares of common stock under the Plan to various employees, officers and directors, including options to purchase 1,589,215 shares at an exercise price of $3.125 per share and options to purchase 50,000 shares at an exercise price of $1.57 per share. Each option granted to employees during the years ended December 31, 2011 and 2010 has a ten-year term and vests equally over a three-year period. The options granted to directors during the year ended December 31, 2010 have ten-year terms and vested one-third on March 30, 2010, the date of grant, and the remaining two-thirds will vest equally over a two-year period. The Company recorded $692,403, $1,167,081 and $2,324,880 of stock-based compensation expense during the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (inception) to December 31, 2011, respectively, in accordance with ASC 718.

A summary of the Company’s stock options activity under the Plan and related information is as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,662,827	$3.15	23,612	$8.23
Granted	886,000	$1.67	1,639,215	$3.08
Cancelled	(1,312,485)	$2.79	-	-
Outstanding at end of period and expected to vest	1,236,342	$2.47	1,662,827	$3.15
Options exercisable	476,014	$3.02	57,231	$4.66
Weighted-average fair value of options granted during the period		$1.33		$2.47

The weighted average remaining contractual life of stock options outstanding at December 31, 2011 is 8.6 years. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of December 31, 2011 for those options that have an exercise price below the quoted closing price. As of December 31, 2011, all stock options have an exercise price at or above the quoted closing price of the common stock of the Company, resulting in no intrinsic value.

As of December 31, 2011, the total compensation expense related to non-vested options not yet recognized totaled $749,113. The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at December 31, 2011 was approximately 1.6 years.

Warrants

As of December 31, 2011, there were warrants issued in 2008 to consultants to purchase 17,869 shares with an exercise price of $10.66 and 18,250 warrants to purchase shares with an exercise price of $7.84 which have been issued to placement agents in connection with the Company’s previous Convertible Note financings. The warrants are fully vested.

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

All of the Company’s convertible notes and all of the Company’s outstanding shares of Non-Voting Subordinated Class A Common Stock automatically converted into Units or common stock upon the completion of the IPO. Management believes that the net proceeds from the IPO and existing cash will be sufficient to fund the Company’s projected operating requirements into the fourth quarter of 2012.

Note 9 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents and accounts payable at December 31, 2011 and 2010 are estimated to approximate their carrying values due to the relative liquidity and short term nature of these instruments.

Note 10 — License Agreements:

On July 28, 2006, the Company entered into a contribution agreement (as amended on October 6, 2009 and on February 22, 2010) (the “Shiva Contribution Agreement”) with Shiva Biomedical, LLC, a New Jersey limited liability company (“Shiva”), and certain other parties. Pursuant to the Shiva Contribution Agreement, Shiva contributed to the Company its kidney products business and granted the Company an exclusive, worldwide license agreement for a patent estate covering proprietary formulations of the first “iron chelator” for kidney diseases, specifically deferiprone (the “Compound”), and a biomarker diagnostic test for measuring levels of labile iron (the “Test”). Specifically, the Company licensed treatment, formulation and dosing regimens and methods of using the Compound and the Test, for the treatment and diagnosis of diseases and disorders, and the corresponding United States and foreign patents and applications in all fields of use (collectively, the “Shiva Technology”). As consideration in part for the rights to the Shiva Technology, the Company paid Shiva an initial licensing fee of $500,000 and granted Shiva up to a 20% equity interest in the Company consisting of shares of the Company’s Series B, C, D, E and F Common Stock which were placed in escrow to be released upon the achievement of certain clinical milestones. Pursuant to the October 2009 amendment and corresponding Exchange Agreement, Shiva surrendered all rights to such shares in exchange for 7.0% of the outstanding shares of Common Stock as of the date of exchange, or 98,739 shares (see Note 7). The Company was also obligated to issue additional shares of Common Stock to Shiva sufficient to maintain its ownership percentage at 7.0% of the outstanding Common Stock on a fully diluted basis, and the Company issued an additional 412,338 shares to Shiva at a price of $3.125 per share as a result this obligation in connection with the Company’s IPO; however, such anti-dilution obligation terminated upon the completion of the IPO. In addition, the Company will be required to make substantial payments to Shiva upon the achievement of certain clinical and regulatory based milestones. The maximum aggregate amount of such milestone payments, assuming achievement of all milestones, is $10,000,000. Events that trigger milestone payments include, but are not limited to, the reaching of various stages of clinical trials and regulatory approval processes. In the event that the Shiva Technology is commercialized, the Company is obligated to pay to Shiva annual royalties based upon net sales of the product. In the event that the Company sublicenses the Shiva Technology to a third party, the Company is obligated to pay to Shiva a portion of the royalties, fees or other lump-sum payments it receives from the sublicense, subject to certain deductions. Through December 31, 2011, no milestone payments or royalty payments have been earned by or paid to Shiva. The Company has the right to terminate the Shiva Contribution Agreement for any reason upon 30 days prior written notice. Should the Shiva Contribution Agreement be terminated by either party, the Company is obligated to reassign to Shiva all of the Company’s intellectual property rights with respect to the Shiva Technology.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On August 29, 2011, the Company and Shiva entered into an amendment to the Shiva Contribution Agreement, pursuant to certain changes with respect to the development and milestone payments of the licensed products.

On December 1, 2011, the Company issued Shiva a notice of termination letter of the license agreement and, as such, has no further financial obligation to Shiva.

During the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (Inception) to December 31, 2011, the Company expensed $100,000, $1,288,556 and $4,920,310, respectively, in connection with the Shiva Contribution Agreement.

In connection with the Shiva Contribution Agreement, on July 28, 2006, the Company entered into a Consulting Agreement with Dr. Sudhir Shah, which was amended and restated on April 1, 2010 as a Scientific Advisory Board Agreement (the “Shah Consulting Agreement”) and was further amended and restated on August 29, 2011. Pursuant to the Shah Consulting Agreement, as amended, for a period of one year commencing on April 1, 2010, Dr. Shah provides the Company with consulting services involving areas mutually agreed to by Dr. Shah and the Company and beginning on August 29, 2011 provides consulting services for up to 17.5 hours per month and serves on one of the Company’s Scientific Advisory Boards. During the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (Inception) to December 31, 2011, the Company expensed $29,000, $84,000 and $196,000, respectively, in connection with the Shah Consulting Agreement.

On January 30, 2008, the Company entered into a License and Assignment Agreement (the “NDP License Agreement”) with ND Partners LLC, a Delaware limited liability company (“NDP”). Pursuant to the NDP License Agreement, NDP granted the Company exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). The Company acquired such licenses and patents through our assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann and Dr. Johannes Reinmueller. NDP also granted the Company exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, the Company paid NDP an initial licensing fee of $325,000 and granted NDP a 5% equity interest in the Company, consisting of 39,980 shares of the Company’s Common Stock. In connection with this stock issuance, the Company recorded $328,948 of research and development expense in 2008. In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The Company was also obligated to issue additional shares of common stock to NDP sufficient to maintain its ownership percentage at 5.0% of the outstanding common stock (7.0%, including the escrow shares) on a fully diluted basis, until such time that the Company has raised $25 million through the sale of its equity securities or until an initial public offering, reverse merger or a sale of the Company. As a result of this obligation, in October 2009, the Company issued an additional 28,156 shares to NDP and an additional 11,263 shares into the escrow, at a price of $32.05 per share, in connection with the issuance of shares to Shiva under the Exchange Agreement as described above, and in March 2010 the Company issued an additional 297,398 shares to NDP and an additional 118,288 shares into the escrow, at a price of $3.125 per share, in connection with the Company’s IPO; however, such anti-dilution obligation terminated upon the completion of the IPO. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares held in escrow as of December 31, 2011 is 145,543 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval processes and certain worldwide net sales amounts. Through December 31, 2011, no milestone payments have been earned by or paid to NDP.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

During the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (Inception) to December 31, 2011, the Company expensed $0, $929,367 and $2,515,782, respectively, in connection with the NDP License Agreement.

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

During the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (Inception) to December 31, 2011, the Company expensed approximately $93,000, $132,000 and $471,000, respectively, in connection with the Polaschegg License Agreement.

Note 11 – Other Income

During November 2010, the Company received approximately $391,000, net of expenses, from the Qualifying Therapeutic Discovery Project (“QTDP”) program which was recorded as other income. The QTDP program was established as a result of the Patient Protection and Affordable Care Act of 2010 to provide tax credits or grants to taxpayers with no more than 250 employees in an amount equal to 50% of eligible 2009 and 2010 expenses related to a QTDP. The QTDP program targeted projects that show potential to produce new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce long-term health care costs in the United States, or significantly advance the goal of curing cancer within the next 30 years. As part of the review process for research projects, the Department of Health and Human Services evaluated each project and only projects that show a reasonable potential to meet these goals were certified as eligible for the credit or grant. Allocation of the credit also took into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The grant amounts were further limited because the QTDP program was oversubscribed resulting in the Company receiving significantly less than 50% of its qualifying expenditures.

Note 12 – Retirement Plan:

On May 1, 2010, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. Under the Safe Harbor provisions of the 401(k) Plan, the Company is required to make contributions equal to 3% of eligible compensation for each eligible employee whether or not the employee contributes to the 401(k) Plan. For the years ended December 31, 2011 and 2010 and from July 28, 2006 (inception) through December 31, 2011, the Company has recorded $26,651, $6,369 and $33,020, respectively, of required contributions in accordance to the Safe Harbor provision of the 401(k) Plan.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 13 — Subsequent Events:

On January 3, 2012, the Company received $493,855 from the sale of its unused Net Operating Losses (“NOLs”), through the State of New Jersey’s Economic Development Authority (“NJEDA”) Technology Business Tax Certificate Transfer Program. As of December 31, 2011, $1,196,581 of NOLs has been approved for future sale under the NJEDA program. In order to realize these benefits, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey and there are limitations based on the level of participation by other companies. Any future tax benefits will be recognized in the financial statements as specific sales are approved.

On February 29, 2012, the Company and Dr. Mark A. Klausner, the Company’s Chief Medical Officer, agreed to amend Dr. Klausner’s employment agreement (the “Employment Agreement”) in order to reduce the Company’s overhead expenditures and help achieve the Company’s strategic focus of achieving CE Mark approval for the Company’s Neutrolin® product candidate. The amendment to the Employment Agreement (the “Amendment”), effective as of March 1, 2012, provides for a fifty percent (50%) reduction in both Dr. Klausner’s services to the Company and his compensation. Pursuant to the Amendment, the Company shall pay Dr. Klausner an annual base salary equal to $155,000 (the “Base Salary”) and, at the sole discretion of the Board of Directors of the Company, the Company shall pay Dr. Klausner an additional cash bonus each calendar year during the Term (as defined below) in an amount equal to up to 35% of the aggregate Base Salary. The Amendment maintained the term of the Employment Agreement (the “Term”), which commenced on March 1, 2011 and shall continue for two (2) years, unless earlier terminated. Except as discussed above, the terms and conditions of the Employment Agreement shall otherwise remain in full force and effect.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

3.2	Form of Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 19, 2010).

4.2	Specimen Unit certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 19, 2010).

4.3	Specimen warrant certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 19, 2010).

4.4	Form of warrant agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 19, 2010).

4.5	Common Stock Exchange and Stockholder Agreement, dated as of October 6, 2009, by and between CorMedix Inc. and Shiva Biomedical, LLC (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

4.6	Stockholder Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

4.11	Form of Third Bridge Warrant (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on January 20, 2010).

10.1	Contribution Agreement, dated as of July 28, 2006, by and between Shiva Biomedical, LLC, Picton Pharmaceuticals, Inc., Picton Holding Company, Inc., and the stockholders of Picton Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on December 31, 2009).‡

10.2	Amendment to Contribution Agreement, dated as of October 6, 2009, by and between Shiva Biomedical, LLC and CorMedix, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on December 31, 2009).‡

10.3	Amendment No. 2 to Contribution Agreement, dated as of February 22, 2010, by and between the Company and Shiva Biomedical, LLC (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

10.4	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on December 31, 2009).‡

10.5	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

10.6	Exclusive License and Consulting Agreement, dated as of January 30, 2008, between the Company and Hans-Dietrich Polaschegg (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).‡

10.7	Amended and Restated Consulting Agreement, dated as of January 10, 2008, between the Company and Sudhir V. Shah, M.D. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

10.8	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-163380), filed with the SEC on November 25, 2009).

10.9	Supply Agreement, dated as of December 7, 2009, between the Company and Navinta, LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).‡

10.10	Manufacture and Development Agreement, dated as of March 5, 2007, by and between the Company and Emcure Pharmaceuticals USA, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on December 31, 2009).‡

10.13	Employment Agreement, dated as of February 4, 2010, between the Company and Brian Lenz (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

10.14	Amendment to Employment Agreement, dated as of January 14, 2011, by and between CorMedix Inc. and Brian Lenz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 19, 2011).

10.15	Employment Agreement, dated as of February 25, 2011, between the Company and Mark Klausner, M.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 3, 2011).

10.16	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

10.17	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

10.18	Separation and General Release Agreement, effective as of September 30, 2011, by and between the Company and John C. Houghton (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2011).

10.19	Amendment No. 3 to Contribution Agreement, effective as of August 31, 2011, by and between the Company and Shiva Biomedical , LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2011). ‡

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the years ended December 31, 2011 and 2010 and for the Cumulative Period from July 28, 2006 (inception) through December 31, 2011, (iii) Statements of Changes in Stockholders’ Equity for the year ended December 31, 2011, (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the Cumulative Period from July 28, 2006 (inception) through December 31, 2011 and (v) Notes to the Financial Statements.**

*	Filed herewith.

‡	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.