Form 10-K/A
period 2011-12-31
CorMedix Inc.
filed 2012-04-26
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

CORMEDIX INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECMEBER 31, 2011

i

EXPLANATORY NOTE

CorMedix Inc., is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 19, 2012 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

ii

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” refers to CorMedix Inc., or CorMedix.

Forward-Looking Statements

This Annual Report on Form 10-K/A contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under the section titled “Risk Factors” included as Item 1A in Part I of the Annual Report on Form 10-K filed on March 19, 2012 and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2011.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position

Richard M. Cohen	61	Executive Chairman and Interim Chief Executive Officer and Director (Principal Executive Officer)

Brian Lenz	39	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Mark A. Klausner, M.D.	59	Chief Medical Officer

Gary A. Gelbfish, M.D. (2), (3)	54	Director

Timothy M. Hofer (1), (3)	37	Director

Antony E. Pfaffle, M.D. (1), (3)	49	Director

Steven Lefkowitz (1), (2)	56	Director

Matthew Duffy	49	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee

The business experience for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, and the experiences and skills that led to the conclusion that our director nominees should serve as directors, are set forth below.

Richard M. Cohen has been a director of CorMedix since December 2009, was appointed Executive Chairman in September 2011 and our Interim Chief Executive Officer in November 2011. Since 2002, Mr. Cohen has served as a Managing Director of Encore/Novation, a company that purchases and securitizes settlement assets. He also served as Chief Financial Officer of Dune Energy, an oil and gas exploration and production company, from 2003 to 2005. Mr. Cohen was a member of the Board of Directors of Dune Energy from 2003 to 2012, is a member of the Board of Directors and the Audit Committee of Rodman & Renshaw, a public investment bank. Mr. Cohen holds a C.P.A. from the State of New York, received his M.B.A. from Stanford University, and received his B.S. from the Wharton School of the University of Pennsylvania. Mr. Cohen shares with the Board his expertise in financial and investment matters and significant experience in accounting matters as a certified public accountant.

Brian Lenz joined us as our Chief Financial Officer and Treasurer in February 2010 and was appointed our Secretary in January 2011 and Chief Operating Officer in January 2012. Previously, Mr. Lenz served as the Chief Financial Officer of Arno Therapeutics, Inc., a development stage pharmaceuticals company, from July 2008 to February 2010. Previously, Mr. Lenz served as Chief Financial Officer, Treasurer and Secretary of VioQuest Pharmaceuticals, Inc., a development stage biotechnology company, from April 2004 to July 2008, and prior to that served as its controller beginning in October 2003. Mr. Lenz was a controller with Smiths Detection Group, a provider of threat detection and screening technologies, from 2000 to 2003, and a senior auditor with KPMG, LLP, a provider of audit, tax and advisory services, from 1998 to 2000. Mr. Lenz holds a B.S. in Accounting from Rider University and received his M.B.A. from Saint Joseph’s University, and is a certified public accountant licensed in the State of New Jersey.

Mark A. Klausner, M.D. joined us as our Chief Medical Officer in March 2011. On February 29, 2012, the Company and Dr. Klausner agreed to amend Dr. Klausner’s employment agreement effective March 1, 2012 which provides for a fifty percent (50%) reduction in both Dr. Klausner’s services to the Company and his compensation. Previously, Dr. Klausner held the position of Chief Medical Officer at Nephrogenex, Inc., a developmental-stage biotechnology company, from December 2007 to February 2011. Additionally, from 1990 to November 2007, Dr. Klausner held various vice presidential roles at Johnson & Johnson, a consumer health, pharmaceutical and medical devices, and diagnostics company, in the areas of medical affairs, clinical research and development, and domestic and global drug safety and surveillance. Dr. Klausner also held director positions at Wyeth Pharmaceuticals, a pharmaceutical company that is now a part of Pfizer, in the areas of cardiovascular clinical research and OTC clinical research, from 1987 to 1990. Dr. Klausner holds board certifications in nephrology and internal medicine and received his M.D. from Harvard Medical School.

Gary A. Gelbfish, M.D. has been a director of CorMedix since December 2009. Dr. Gelbfish has been in private practice as a vascular surgeon since 1990. Dr. Gelbfish has practiced vascular surgery at Beth Israel Hospital since 1990, and has practiced vascular surgery at New York University Downtown Hospital since 2003. Since 1997, Dr. Gelbfish has served as an Assistant Clinical Professor of Surgery at Mt. Sinai Hospital. Dr. Gelbfish received a B.S. from Brooklyn College, holds an M.D. from Columbia University, and completed his fellowship in vascular surgery at Maimonides Medical Center. Dr. Gelbfish shares with the Board his in-depth knowledge of the practice of medicine and understanding of the science behind our product candidates.

Timothy M. Hofer has been a director of CorMedix since February 2007. Presently, Mr. Hofer serves as a business consultant to a number of private and public biotechnology and venture capital companies, and also as an officer and director of several privately held biotechnology companies. From March 2005 through February 2011, Mr. Hofer was employed by Paramount BioCapital, Inc. and Paramount Biosciences, LLC, where he had most recently served as Senior Vice President, Legal Affairs. From July 2000 until March 2005, Mr. Hofer was an associate in the Mergers & Acquisitions/Private Equity practice group of the New York office of the law firm O’Melveny & Myers LLP, and its predecessor, O’Sullivan Graev & Karabell, LLP. Mr. Hofer received his B.A. in Political Science from the College of the Holy Cross in 1996 and his J.D. from Fordham Law School in 2000, where he was a member of the Fordham Law Review. Mr. Hofer is admitted to the bar in New York. Mr. Hofer brings to the Board his knowledge of legal and corporate governance matters and his experience as an officer and director of several privately held development stage biotechnology companies.

Antony E. Pfaffle, M.D. has been a director of CorMedix since February 2007. Dr. Pfaffle has been a Director of healthcare research at Bearing Circle Capital, L.P., an investment fund, since May 2007. He was a Managing Director at Paramount BioCapital, Inc. and Senior Vice-President of Business Development at Paramount BioSciences, LLC from December 2005 to May 2007. Dr. Pfaffle was a Principal and Founder of Black Diamond Research, an investment research company, from July 2001 to December 2005. Dr. Pfaffle is an internist who practiced nephrology at New York Hospital, Lenox Hill and Memorial Sloan-Kettering. Dr. Pfaffle received his M.D. from New York Medical College in 1989. Dr. Pfaffle shares with the Board his financial expertise, his medical background and his experience with development stage biotechnology companies.

Steven W. Lefkowitz has been a director of CorMedix and a member of the Audit Committee and the Compensation Committee since August 2011. Mr. Lefkowitz has been the President and Founder of Wade Capital Corporation a financial advisory services company, since June 1990. Mr. Lefkowitz also serves as a director in both publicly traded and privately held companies. Mr. Lefkowitz has been a director of Franklin Credit Holding Corporation, a public specialty consumer finance company since 1996, a director of AIS, RE., a privately held reinsurance company since 2001 and a director and chairman of the board of MedConx, Inc., a privately held device company since 2007. Mr. Lefkowitz shares with the Board his financial expertise with development stage biotechnology companies. Mr. Lefkowitz received his A.B from Dartmouth College in 1977 and his M.B.A. from Columbia University in 1985.

Matthew Duffy has been a director of CorMedix since November 2011. Mr. Duffy has been a managing partner and founder of Black Diamond Research, LLC, since July 2011. He is also a managing member of NSIP LLC, and a member of the Executive Committee of Ellington Asset Management, LLC. He led commercial operations at Lev Pharmaceuticals, from November 2007 to October 2008. From 1995 to 2001, Mr. Duffy led the marketing group at MedImmune, Inc. Mr. Duffy holds the series 7, 63 and 65 securities licenses and received his undergraduate degree from Duke University. Mr. Duffy shares with the Board his commercial and marketing expertise with development stage biotechnology companies.

Arrangements Regarding Nomination for Election to the Board of Directors

Our Underwriting Agreement with Maxim Group LLC (“Maxim”) entered into in connection with our initial public offering completed in March 2010 (the “IPO”) provided that we will permit Maxim to either (i) designate one individual who meets the independence criteria of NYSE Amex to serve on the Board for the three-year period following the closing of the IPO or (ii) in the event that the individual designated by Maxim is not elected to the Board, have a representative of Maxim attend all meetings of the Board as an observer during such three-year period. Such director or observer, as the case may be, would attend meetings of the Board, receive all notices and other correspondence and communications sent by us to our directors, and such director would receive compensation equal to the highest compensation of other non-employee directors, excluding the Chairman of the Audit Committee. Dr. Gelbfish was designated by Maxim and elected to the Board in December 2009 pursuant to this arrangement.

Under the terms of a license agreement we entered into with Shiva Biomedical, LLC (“Shiva”), Shiva has the right to appoint one person to the Board during the term of such agreement. Dr. Bastani was appointed to the Board in February 2010 pursuant to this right. In June 2011, Dr. Bastani resigned from the Board and Steven Lefkowitz was appointed to the Board in August 2011 as Shiva’s nomination.

Family Relationships

There are no family relationships among our executive officers and directors.

Director Independence

The Board has determined that each of our directors, with the exception of Mr. Cohen, qualifies as “independent” under the listing standards of NYSE Amex, federal securities laws and SEC rules with respect to members of boards of directors and members of all board committees on which he or she serves.

Board and Committee Meetings

During the fiscal year ended December 31, 2011, the Board held eight meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees).

The Board has the following committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. During the fiscal year ended December 31, 2011, there were four meetings of the Audit Committee, four meetings of the Compensation Committee, and four meetings of the Nominating and Corporate Governance Committee.

Board Committees

The composition and responsibilities of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board.

Audit Committee

The Audit Committee consists of Mr. Lefkowitz (Chair) and Dr. Gelbfish, each of whom satisfies the independence requirements under NYSE Amex and SEC rules and regulations applicable to audit committee members and is able to read and understand fundamental financial statements.

The Board has determined that Mr. Lefkowitz qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of Mr. Lefkowitz as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

The Audit Committee monitors our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. The Audit Committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. The Audit Committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters, and has established such procedures upon the effectiveness of the registration statement filed with the SEC in connection with the IPO. In addition, the Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. All related party transactions will be approved by the Audit Committee before we enter into them.

Both our independent registered public accounting firm and internal financial personnel regularly meet with, and have unrestricted access to, the Audit Committee.

Compensation Committee

The Compensation Committee consists of Mr. Hofer (Chair), Mr. Lefkowitz and Dr. Pfaffle, each of whom satisfies the independence requirements of NYSE Amex and SEC rules and regulations. Each member of this committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The Compensation Committee reviews and approves our compensation policies and all forms of compensation to be provided to our executive officers and directors, including, among other things, annual salaries, bonuses, and other incentive compensation arrangements. In addition, the Compensation Committee administers our stock option and employee stock purchase plans, including granting stock options to our executive officers and directors. The Compensation Committee also reviews and approves employment agreements with executive officers and other compensation policies and matters.

We have not used the services of any compensation consultant in matters affecting the compensation of named executive officers or Directors during 2011. In the future, we, or the Compensation Committee, may engage or seek the advice of a compensation consultant.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Dr. Gelbfish (Chair), Dr. Pfaffle and Mr. Hofer, each of whom satisfies the independence requirements of NYSE Amex and SEC rules and regulations. Dr. Gelbfish serves as chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee identifies, evaluates and recommends nominees to the Board and committees of the Board, conducts searches for appropriate directors and evaluates the performance of the Board and of individual directors. The Nominating and Corporate Governance Committee also is responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to the Board concerning corporate governance matters.

Director Nominations

In evaluating and determining whether to nominate a candidate for a position on the Board, the Nominating and Corporate Governance Committee utilizes a variety of methods and considers criteria such as high professional ethics and values, experience on the policy-making level in business or medical research/practice experience relevant to our product candidates and a commitment to enhancing stockholder value. Candidates may be brought to the attention of the Nominating and Corporate Governance Committee by current Board members, stockholders, officers or other persons. The Nominating and Corporate Governance Committee will review all candidates in the same manner regardless of the source of the recommendation.

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Nominating and Corporate Governance Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee our businesses.

The Nominating and Corporate Governance Committee also considers stockholder recommendations for director nominees that are properly received in accordance with our By-laws and applicable rules and regulations of the SEC. In order to validly nominate a candidate for election or reelection as a director, stockholders must give timely notice of such nomination in writing to the Corporate Secretary and include, as to each person whom the stockholder proposes to nominate, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, and the rules and regulations thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected).

Board Leadership Structure

Our governing documents provide the Board with flexibility to determine the appropriate leadership structure for the Board and the Company, including but not limited to whether it is appropriate to separate the roles of Chairman of the Board and Interim Chief Executive Officer. In making these determinations, the Board considers numerous factors, including the specific needs and strategic direction of the Company and the size and membership of the Board at the time.

As a result of Mr. Houghton’s departure and the Company’s current financial position, Mr. Cohen agreed to serve as the Executive Chairman and Interim Chief Executive Officer. The Board believes at this stage of the Company’s development, it is in the best interest for the roles of Chairman of the Board and Interim Chief Executive Officer to be with one individual.

Board Role in Risk Oversight

Senior management is responsible for assessing and managing our various exposures to risk on a day-to-day basis, including the creation of appropriate risk management programs and policies. The Board is responsible for overseeing management in the execution of its responsibilities and for assessing our approach to risk management. On September 30 2011, the Company announced that it mutually agreed with John C. Houghton, the Company’s former President and Chief Executive Officer not to renew Mr. Houghton’s employment agreement and to enter into a separation agreement. In the interim, Mr. Cohen, a member of the Company’s Board of Directors, is serving as the Company’s Executive Chairman in a non-employee capacity. Mr. Cohen has significant board and operating experience with both publicly and privately held companies. Mr. Cohen will draw upon the significant experience of the other Board members. The Board exercises these responsibilities periodically as part of its meetings and also through the Board’s three committees, each of which examines various components of enterprise risk as part of its responsibilities. Members of each committee report to the full Board at the next Board meeting regarding risks discussed by such committee. In addition, an overall review of risk is inherent in the Board’s consideration of our long-term strategies and in the transactions and other matters presented to the Board, including capital expenditures, acquisitions and divestitures, and financial matters.

Code of Ethics

We have adopted a Code of Conduct and Ethics (the “Code of Ethics”) applying to all of our directors, officers and other employees. The Code of Ethics is designed to provide guidance regarding our standards of integrity and business conduct and to promote (i) honest and ethical conduct, including fair dealing and the ethical handling of actual or apparent interest between personal and professional relationships; (ii) conducting business with professional competence and integrity; (iii) full, fair, accurate, timely and understandable disclosure; (iv) compliance with applicable laws, rules and regulations; (v) prompt reporting of violations of the Code of Ethics; and (vi) accountability for adherence to the Code of Ethics.

A copy of the Code of Ethics is available in the Investor Relations; Corporate Governance, portion of our website, www.cormedix.com. Additional copies of the Code of Ethics may be obtained without charge, from us by writing or calling: 745 Rt. 202-206, Suite 303, Bridgewater, NJ 08807, Attn: Chief Financial Officer; Telephone: (908) 517-9500.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the Company’s financial statements for the fiscal year ended December 31, 2011 with both management and J.H. Cohn LLP, the Company’s independent registered public accounting firm. In its discussion, management has represented to the Audit Committee that the Company’s financial statements for the fiscal year ended December 31, 2011 were prepared in accordance with generally accepted accounting principles.

The Audit Committee meets with the Company’s independent registered public accounting firm, with and without management present, to discuss the results of their annual audit and quarterly reviews, the Company’s internal controls and the overall quality of the Company’s financial reporting. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T.

The Audit Committee has received the written disclosures and the letter from the Company’s independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has considered and discussed with J.H. Cohn LLP such firm’s independence and the compatibility of the non-audit services provided by the firm with its independence.

Based on the Audit Committee’s review of the audited financial statements and the various discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

AUDIT COMMITTEE

Steven Lefkowitz (Chairman)
Gary A. Gelbfish, M.D.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		Total ($)

Richard M. Cohen(2)	2011	54,000	-		50,900		104,900
Executive Chairman and
Interim Chief Executive
Officer

John C. Houghton (3)	2011	350,000	-		-		350,000
Former President and Chief	2010	250,000	108,500	(4)	2,046,900	(5)	2,405,400
Executive Officer	2009	222,500	75,000	(6)	-		297,500

Brian Lenz (7)	2011	250,000	-		-		250,000
Chief Operating Officer and	2010	175,000	84,760	(8)	818,800	(9)	1,078,560
Chief Financial Officer,
Treasurer and Secretary

Mark A. Klausner, M.D.(10)	2011	258,333	-		453,000	(11)	711,333

Mark T. Houser, M.D. (12)	2011	36,667	-		-		36,667
Former Chief Medical Officer	2010	220,000	51,084	(13)	818,800	(14)	1,089,884
	2009	220,000	-		-		220,000

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the named executive officers upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 2 to our audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC.

(2)	Mr. Cohen has been a director of CorMedix since December 2009, was appointed Executive Chairman in September 2011 and our Interim Chief Executive Officer in November 2011. As compensation for serving as a director of CorMedix, Mr. Cohen received $31,500 in director fees, which is reflected in the “Salary” column in the table above, and was granted options to purchase 30,000 shares of our common stock, which is reflected in the “Option Awards” column in the table above. Effective upon his appointment as the Company’s Interim Chief Executive Officer, Mr. Cohen no longer received Board fees and Board stock options grants from the date thereof.

(3)	Mr. Houghton became our President and Chief Executive Officer in May 2009. Previously, Mr. Houghton was our Chief Business Officer from January 2007 to May 2009. On September 30, 2011 the Company announced that it mutually agreed with John C. Houghton, the Company’s former President and Chief Executive Officer not to renew Mr. Houghton’s employment agreement and to enter into a separation agreement.

(4)	Mr. Houghton received a cash bonus of $50,000 in May 2010 related to the closing of the IPO and a 2010 discretionary performance bonus of $58,500 in January 2011, each pursuant to the terms of his employment agreement.

(5)	On March 30, 2010, we granted Mr. Houghton options to purchase 818,146 shares of our common stock under our Amended and Restated 2006 Stock Incentive Plan (“Stock Incentive Plan”) with an exercise price of $3.125 per share. These options vest in equal installments on each of the first three anniversaries of the grant date.

(6)	Represents the total bonus paid to Mr. Houghton in connection with the in-licensing of product candidates under the terms of the Original Houghton Employment Agreement, as described below.

(7)	Mr. Lenz became our Chief Financial Officer and Treasurer in February 2010, became our Secretary in January 2011 and became our Chief Operating Officer in January 2012.

(8)	Mr. Lenz received a cash bonus of $10,000 in May 2010 related to the closing of the IPO, a $15,000 guaranteed bonus in December 2010, and a 2010 discretionary performance bonus of $59,760 in January 2011, each pursuant to the terms of his employment agreement.

(9)	On March 30, 2010, we granted Mr. Lenz options to purchase 326,492 shares of our common stock under the Stock Incentive Plan with an exercise price of $3.125 per share. These options vest in equal installments on each of the first three anniversaries of the grant date.

(10)	Dr. Klausner became our Chief Medical Officer in March 2011. On February 29, 2012, the Company and Dr. Klausner agreed to amend Dr. Klausner’s employment agreement effective March 1, 2012 which provides for a fifty percent (50%) reduction in both Dr. Klausner’s services to the Company and his compensation.

(11)	On March 1, 2011, we granted Dr. Klausner options to purchase 356,000 shares of our common stock under the Stock Incentive Plan with an exercise price of $1.61 per share.

(12)	Dr. Houser served as our Chief Medical Officer until February 2011.

(13)	Dr. Houser received a 2010 discretionary performance bonus of $51,084 in March 2011, pursuant to the terms of his employment agreement.

(14)	On March 30, 2010, we granted Dr. Houser options to purchase 326,492 shares of our common stock under the Stock Incentive Plan with an exercise price of $3.125 per share. These options have been forfeited in accordance to the terms of his employment agreement.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our named executive officers during 2011 and as anticipated for 2012. Our Chief Executive Officer, Chief Operating Officer and Financial Officer and Chief Medical Officer included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

Compensation Objectives and Philosophy

The Compensation Committee is responsible for reviewing and approving the compensation payable to our named executive officers and other key employees. As part of such process, the Compensation Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•	motivate, recruit and retain executives capable of meeting our strategic objectives;
•	provide incentives to ensure superior executive performance and successful financial results for CorMedix; and
•	align the interests of the named executive officers with the long-term interests of our stockholders.

The Compensation Committee seeks to achieve these objectives by:

•	establishing a compensation structure that is both market competitive and internally fair;
•	linking a substantial portion of compensation to our achievement of financial objectives and the individual’s contribution to the attainment of those objectives;
•	providing upward leverage for overachievement of goals; and
•	providing long-term equity-based incentives.

In order to achieve the above goals, our total compensation package includes base salary and annual bonus, all paid in cash, as well as long-term compensation in the form of stock options and restricted stock. We believe that appropriately balancing the total compensation package is necessary in order to provide market-competitive compensation.

Setting Executive Compensation

The Compensation Committee oversees the design, development and implementation of the compensation program for the Chief Executive Officer and the other named executive officers. The Compensation Committee evaluates the performance of the Chief Executive Officer and determines the Chief Executive Officer’s compensation in light of the goals and objectives of the compensation program. The Chief Executive Officer and the Compensation Committee together assess the performance of the other named executive officers employed by us as of December 31 and determine their compensation, based on initial recommendations from the Chief Executive Officer. Our Interim Chief Executive Officer provided the Compensation Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Compensation Committee with respect to the compensation packages for those officers for 2011.

The other named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives and results with the Chief Executive Officer.

We have not used the services of any compensation consultant in matters affecting the compensation of named executive officers or Directors during 2011. In the future, we, or the Compensation Committee, may engage or seek the advice of a compensation consultant.

The Compensation Committee has structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Board and rewards the executives for achieving such goals. At the end of the year, the Compensation Committee reviews the performance of each named executive officer in achieving the established objectives. These results are included with the overall performance review provided by the Chief Executive Officer, after which the Committee votes upon any recommendations for salary adjustments, stock option grants and cash incentives. The Chief Executive Officer then executes the actions recommended by the Compensation Committee with respect to such matters.

Components of Compensation

The key components of CorMedix’s executive compensation package are cash compensation (salary & annual bonuses), long-term equity incentive awards and change in control and other severance agreements. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our named executive officers.

Base Salary.

It is the Compensation Committee’s objective to set a competitive rate of annual base salary for each named executive officer. The Compensation Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their named executive officers with a guaranteed annual component of compensation that is not subject to performance risk. The Compensation Committee works with outside consultants as necessary to establish salary ranges for the named executive officers, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each named executive officer is then derived from those salary ranges based on his responsibility, tenure and past performance and market comparability. Annual base salaries for the named executive officers are reviewed and approved by the Committee in the first quarter following the end of the previous performance year. Changes in base salary are based on the scope of an individual’s current job responsibilities, individual performance in the previous performance year, target pay position relative to the peer group, and our salary budget guidelines. The Compensation Committee reviews established goals and objectives, and determines an individual’s achievement of those goals and objectives and considers the recommendations provided by the Chief Executive Officer to assist it in determining appropriate salaries for the named executive officers other than the Chief Executive Officer. For any given performance year, actual salary increases may range from 0% to 10% of the salary guidelines based on individual performance. This broad range allows for meaningful differentiation on a pay for performance basis.

The base salary information for our named executive officers for 2011 is set forth in the tables above. As a result of the Company’s financial condition, the Interim Chief Executive Officer and the Compensation Committee recommended to the Board that no merit increases be granted to our named executive officers for 2012.

Annual Bonuses.

As part of their compensation package, our named executive officers have the opportunity to earn annual bonuses. Annual bonuses are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. Pursuant to the individual employment agreements, the Committee establishes each year a target award for each named executive officer based on a percentage of base salary. Annual bonus targets as a percentage of salary increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance.

At the beginning of the performance year, each named executive officer, in conjunction with the Chief Executive Officer, establishes annual goals and objectives. Actual bonus awards are based on an assessment against the pre-established goals for each named executive officer’s individual performance, the performance of the business function for which he is responsible, and/or our overall performance for the year. For any given performance year, proposed annual bonuses may range from 0% to 100% of target, or higher under certain circumstances, based on corporate and individual performance. Corporate and individual performance has a significant impact on the annual bonus amounts because the Compensation Committee believes it is a precise measure of how the named executive officer contributed to business results.

2011 Performance Measures and Payouts—In 2011, annual bonus targets ranged from 30% to 40% of base salary for the named executive officers and were payable based on the Compensation Committee’s subjective review of both the performance of CorMedix as well as individual performance. The Compensation Committee utilizes annual bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive, but will relate generally to (i) operational goals such as the development of our product candidates and the identification and advancement of additional product candidates, (ii) strategic goals such as the establishment of operating plans and budgets, review of organization and staff, and (iii) the enhancement of stockholder value.

For each of our named executive officers for 2011, the Compensation Committee has provided the following corporate performance targets, as well as the weighting of each component as a percentage of such named executive officer’s target bonus amount:

	Weighting of Components as a Percentage of Target Bonus
Performance Milestone:	John C. Houghton	Brian Lenz	Mark A. Klausner
• Advance product candidates’ development by specific dates.	72.5%	60%	80%

• Meet defined finance objectives by a specific date.	15%	25%	10%

• Meet defined business development objectives by a specific date.	10%	10%	-
• Implement quality management system for CE Marking approval	2.5%	5%	10%

For the 2011 awards, the potential payout may range from 0–100% of target, or higher under certain circumstances. The Compensation Committee has also retained the discretion to reduce the dollar amount of the awards otherwise payable to the named executive officers.

At the end of each year, the Compensation Committee determines the level of achievement with respect to each corporate goal, and decides the overall percent of corporate goal achievement for purposes of annual bonuses. For this assessment, the Compensation Committee evaluates the status of CorMedix’s development programs and clinical progress, corporate development and regulatory compliance activities. These qualitative factors are also typically used by comparable companies to evaluate performance and involve a subjective assessment of corporate performance by the Compensation Committee. Moreover, the Compensation Committee does not base its considerations on a single performance factor, but rather considers a mix of factors and evaluates company and individual performance against that mix. The Chief Executive Officer provides written evaluations for the named executive officers, other than himself, to the Compensation Committee along with his recommendations for each individual performance factor. The Compensation Committee reviews the performance and assessment of each named executive officer and then evaluates the Chief Executive Officer and assigns a weight to each individual achievement factor.

The table below details 2011 annual bonus targets for each of our named executives.

Name	Title	2011 Target Bonus ($)	2011 Target Bonus (% Salary)	2011 Actual Bonus ($)	2011 Actual Bonus (% Salary)
John C. Houghton (1)	Previous President and Chief Executive Officer	$140,000	40%	—(1)	—(1)

Brian Lenz	Chief Operating Officer and Chief Financial Officer	$75,000	30%	—(3)	—(3)

Mark A. Klausner (2)	Chief Medical Officer	$90,417	35%	—(3)	—(3)

(1)	On September 30 2011, the Company announced that is mutually agreed with John C. Houghton not to renew Mr. Houghton’s employment agreement and to enter into a separation agreement. As a result of the separation agreement, Mr. Houghton did not receive a 2011 bonus.

(2)	Dr. Klausner became the Company’s Chief Medical Officer on March 1, 2012 and was eligible for a prorated bonus for 2011.

(3)	As a result of the Company’s financial condition, the Interim Chief Executive Officer and the Compensation Committee determined not to grant a bonus to the named executive officers for 2011.

2012 Performance Measures—As in 2011, annual bonuses for 2012, if any, will be based on achievement of pre-established company objectives and individual goals for each named executive officer and, for each named executive officer other than the Chief Executive Officer, a subjective review of that individual’s performance. Corporate performance targets may include such measures as strategic plan metrics while individual performance targets may include operational and financial metrics, regulatory compliance metrics, and delivery of specific programs, plans, and budgetary objectives identified and documented at the beginning of each year. It is the Committee’s intention to base a greater percentage of the annual award payout on corporate as opposed to individual performance for higher level executives.

For each of our named executive officers for 2012, the Compensation Committee has provided the following corporate performance targets, as well as the weighting of each component as a percentage of such named executive officer’s target bonus amount:

Weighting of Components as a Percentage of Target Bonus
Performance Milestone:	Brian Lenz
• Meet defined finance objectives by a specific date.	20%

• Coordinate and implement a quality management system for Stage 2 audit by the end of the first half 2012.	20%

• Meet defined business development and/or distributor strategic plan to achieve an executed agreement by December 31, 2012.	30%

• Meet defined budgeted financial and operational objectives by a specific date.	30%

For the 2012 awards, the potential payout may range from 0 – 100% of target, or higher under certain circumstances. The Compensation Committee has also retained the discretion to reduce the dollar amount of the awards otherwise payable to the named executive officers.

The table below shows the dollar amount of the 2011 and 2012 annual target bonus for each named executive officer, together with percentage of base salary represented by that target:

Name	Title	2011 Target Bonus ($)	2011 Target Bonus (% Salary)	2012 Target Bonus ($)	2012 Target Bonus (% Salary)
John C. Houghton (1)	Previous President and Chief Executive Officer	$140,000	40%	$-	-
Brian Lenz	Chief Operating Officer and Chief Financial Officer	$75,000	30%	$75,000	30%
Mark A. Klausner, M.D. (2)	Chief Medical Officer	$90,417	35%	$54,250	35%

(1)	On September 30 2011, the Company announced that it mutually agreed with John C. Houghton not to renew Mr. Houghton’s employment agreement and to enter into a separation agreement. As a result of the separation agreement, Mr. Houghton did not receive a 2011 bonus.

(2)	On March 1, 2012, Dr. Klausner and the Company amended his employment agreement resulting in a fifty percent (50%) reduction in both Dr. Klausner’s services to the Company and his compensation.

As a result of the Company’s financial condition, the Interim Chief Executive Officer and the Compensation Committee determined not to grant a bonus to the named executive officers for 2011.

Long-Term Incentive Equity Awards. We believe that long-term performance is achieved through an ownership culture that encourages high performance by our named executive officers through the use of stock-based awards. Our equity plans have been established to provide our employees, including our named executive officers, with incentives to help align employees’ interests with the interests of our stockholders. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Committee has used restricted stock and may in the future utilize restricted stock as part of our long-term incentive program. We have selected the Black-Scholes method of valuation for share-based compensation effective July 28, 2006. Due to the early stage of our business and our desire to preserve cash, we expect to provide a greater portion of total compensation to our named executive officers through stock options and restricted stock grants than through cash-based compensation.

Stock Options. Our stock plans authorize us to grant options to purchase shares of Common Stock to our employees, Directors and consultants. The Compensation Committee generally oversees the administration of our stock option plans.

The Compensation Committee reviews and approves stock option awards to named executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each named executive officer’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as Richard M. Cohen, our Executive Chairman and Interim Chief Executive Officer.

In 2010 and 2011, certain named executive officers were awarded stock options in the amounts included in the Grants of Plan-Based Awards table. Stock options granted by us have an exercise price equal to the fair market value of our Common Stock on the day of grant, typically vest annually over a three-year period or upon the achievement of certain performance-based milestones and are based upon continued employment, and generally expire ten (10) years after the date of grant. The fair value of the options granted to the named executive officers in the Summary Compensation Table is determined in accordance with the Black-Scholes method of valuation for share-based compensation. The Compensation Committee has also granted performance based options to certain of our named executive officers. Incentive stock options also include certain other terms necessary to ensure compliance with the Internal Revenue Code of 1986, as amended.

We expect to continue to use stock options as a long-term incentive vehicle because:

•	Stock options align the interests of our named executive officers with those of our stockholders, supporting a pay-for performance culture, foster employee stock ownership, and focus the management team on increasing value for our stockholders.
•	Stock options are performance-based. All of the value received by the recipient of a stock option is based on the growth of the stock price.
•	Stock options help to provide a balance to the overall executive compensation program as base salary and annual bonuses focus on the short–term compensation, while the vesting of stock options increases stockholder value over the longer term.
•	The vesting period of stock options encourages executive retention and the preservation of stockholder value. In determining the number of stock options to be granted to our named executive officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual named executive officer’s total compensation.

Restricted Stock. Our 2006 Equity Incentive Plan authorizes us to grant restricted stock. No restricted stock grants were awarded during 2011. In order to implement our long-term incentive goals, we anticipate that we may grant shares of restricted stock in the future.

Executive Benefits and Perquisites

Our named executive officers, who are parties to employment agreements, will continue to be parties to such employment agreements in their current form until the expiration of the employment agreement or until such time as the Compensation Committee determines in its discretion that revisions to such employment agreements are advisable. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our named executive officers, including medical, dental and life insurance and the ability to contribute to a 401(k) plan; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are currently comparable to benefit levels for comparable companies. We have no current plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our named executive officers are entitled as set forth herein) or level of benefits.

Severance and Change in Control Arrangements

The specific terms of our severance and change in control arrangements are discussed in detail below under the headings “Potential Payments Upon Termination or Change in Control” and “Employment Agreements.” As a general matter, however, we believe that reasonable severance and change in control protection for our named executive officers is necessary in order for us to recruit and retain qualified executives.

Equity Grant Policy

All grants to our named executive officers are at the discretion of the Board, following review and input by the Committee.

IRC Section 162(m) compliance

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our named executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. In general, our compensation program is designed to reward executives for the achievement of our performance objectives. The stock plan is designed in a manner intended to comply with the performance-based exception to Section 162(m). Nevertheless, compensation attributable to awards granted under the plans may not be treated as qualified performance-based compensation under Section 162(m). In addition, the Committee considers it important to retain flexibility to design compensation programs that are in the best interests of CorMedix and its stockholders and, to this end, the Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limitations under Section 162(m) when the Committee believes that compensation is appropriate and in the best interests of CorMedix and our stockholders, after taking into consideration changing business conditions and performance of our employees.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during the year ended December 31, 2011 or at any other time an officer or employee of ours. No executive officer has served as a director or member of the Board or the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a director of or member of our Board or our Compensation Committee. Mr. Cohen, our Executive Chairman of the Board, and our Interim Chief Executive Officer participated in discussions and decisions regarding salaries and incentive compensation for all of our named executive officers, except he was excluded from discussions regarding his own salary and incentive stock compensation.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for the named executive officers, CorMedix’s stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for our financial statements, including the disclosure of executive compensation. With this in mind, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A. The Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for filing with the Securities and Exchange Commission.

Compensation Committee

Timothy Hofer (Chair)

Dr. Antony Pfaffle

Employment Agreements and Arrangements

John C. Houghton

On December 22, 2006, we entered into an employment agreement with Mr. Houghton (the “Original Houghton Employment Agreement”) to act as our Chief Business Officer for an initial term of three years. Following his appointment as our President and Chief Executive Officer in May 2009, we entered into an amended and restated employment agreement with Mr. Houghton, effective as of November 25, 2009 (the “Amended and Restated Houghton Employment Agreement”). On January 14, 2011, we entered into an amendment to the Amended and Restated Houghton Employment Agreement, effective January 1, 2011 (the “Houghton Amendment”). The Amended and Restated Houghton Employment Agreement has an initial term of two years, and thereafter is automatically extended for additional one-year periods unless either party provides the other with appropriate notice of its decision not to extend the term.

The Amended and Restated Houghton Employment Agreement provided for (i) an annual base salary of $250,000 and (ii) eligibility to receive, at the sole discretion of the Board, annual bonus payments of up to 30% of his base salary based upon the achievement of certain financial, clinical development and business milestones. Effective January 1, 2011, the Houghton Amendment amended the Amended and Restated Houghton Employment Agreement to (i) increase Mr. Houghton’s annual base salary to $350,000 and (ii) increase the amount of the annual bonus payments Mr. Houghton may receive upon the achievement of certain financial, clinical development and business milestones, at the sole discretion of the Board, to up to 40% of Mr. Houghton’s annual base salary.

The Amended and Restated Houghton Employment Agreement provides for a $50,000 bonus upon the completion of the IPO, as well as certain market capitalization bonuses. Additionally, pursuant to the Amended and Restated Houghton Employment Agreement, on March 30, 2010, in connection with the completion of the IPO we granted Mr. Houghton options to purchase 818,146 shares of our common stock under the Stock Incentive Plan with an exercise price of $3.125 per share. These options vest in equal installments on each of the first three anniversaries of the grant date. The Original Houghton Employment Agreement also provided for incentive bonuses of up to $75,000 in connection with in-licensing of products as a result of Mr. Houghton’s efforts.

On September 30, 2011, the Company entered into a separation and general release agreement with John C. Houghton, the Company's then President and Chief Executive Officer. The separation and release agreement provided, among other things, Mr. Houghton a continuation of base salary for four months of approximately $118,000; a continuation of Mr. Houghton's health insurance benefits on the same terms and conditions as in effect prior to the separation date through March 31, 2012, resulting in a charge of approximately $21,000; an extension of the period of time in which Mr. Houghton may exercise certain previously granted and vested stock options from ninety (90) days to two and one-half (2.5) years and a waiver and release by Mr. Houghton of any and all claims that he may have against the Company. In addition, Mr. Houghton provided certain transition services to the Company on an as-needed basis through the end of 2011. Also, effective as of September 30, 2011, Mr. Houghton resigned as a member of the Board of Directors of the Company.

Brian Lenz

On February 16, 2010, we entered into an employment agreement with Brian Lenz, effective February 16, 2010, to act as our Chief Financial Officer (the “Lenz Employment Agreement”). On January 14, 2011, we entered into an amendment to the Lenz Employment Agreement, effective January 1, 2011 (the “Lenz Amendment”). The Lenz Employment Agreement has an initial term of two years, and thereafter is automatically extended for additional one-year periods unless either party provides the other with appropriate notice of its decision not to extend the term.

The Lenz Employment Agreement provided for (i) an annual base salary of $175,000, (ii) guaranteed bonuses of $15,000 upon the last business day of the first calendar year during the term and $25,000 upon the last business day of the second and each following calendar year during the term provided that Mr. Lenz remains the Company’s employee, and (iii) eligibility to receive, at the sole discretion of the Board, annual bonus payments of up to 30% of Mr. Lenz’s base salary and guaranteed bonus based upon the achievement of certain financial, clinical development and business milestones. Effective January 1, 2011, the Lenz Amendment amended the Lenz Employment Agreement to (i) increase Mr. Lenz’s annual base salary to $250,000 and (ii) eliminate Mr. Lenz’s annual guaranteed bonus.

The Lenz Employment Agreement also provided for a $10,000 bonus, which was paid in May 2010. Additionally, pursuant to the Lenz Employment Agreement, on March 30, 2010, in connection with the completion of the IPO we granted Mr. Lenz options to purchase 326,492 shares of our common stock under the Stock Incentive Plan with an exercise price of $3.125 per share. These options vest in equal installments on each of the first three anniversaries of the grant date.

On March 20, 2012, the Compensation Committee of the Board of Directors of CorMedix, in recognition of 2011 performance, awarded Brian Lenz, the Company’s Chief Operating Officer and Chief Financial Officer, a cash bonus in the amount of twenty-five thousand dollars ($25,000)(the “Bonus”). Payment of the Bonus shall be contingent upon (i) the closing of a financing by the Company on or before December 31, 2012 with gross proceeds to the Company equal to or in excess $1.5 million, including the issuance by the Company of equity, debt or any combination thereof (the “Financing”); and (ii) Mr. Lenz’s continued employment. The Bonus shall be paid to Mr. Lenz promptly following closing of the Financing, but in no event later than March 15, 2013.

The Compensation Committee also granted Mr. Lenz an award of stock options to purchase 180,000 shares of common stock of the Company. The stock options were granted on March 20, 2012 (the “Grant Date”) pursuant to, and subject to, the terms of the Company’s Amended and Restated 2006 Stock Incentive Plan (the “Plan”). The stock options (i) have a 10-year term, and (ii) have an exercise price of $0.49 per share, being the closing sale price of the Company’s common stock, as reported on the NYSE Amex on the Grant Date. The stock options will vest in accordance with the following schedule: (i) 25% on the Grant Date, (ii) 25% upon the closing of a financing with gross proceeds to the Company of at least $1.5 million, including the issuance of equity, debt or any combination thereof by the Company, (iii) 25% upon CE Mark approval for CRMD003, Neutrolin®, the Company’s primary product candidate in development for the prevention of catheter related infections in the dialysis and non-dialysis markets, and (iv) 25% upon the launch of Neutrolin® in Europe; provided, however, that each of the events described in clauses (ii), (iii) and (iv) above occur on or before December 31, 2012.

The Bonus and grant of stock options described above were made in connection with Mr. Lenz’s annual performance review. The Bonus and stock options were awarded in the discretion of the Compensation Committee and were based on the Compensation Committee’s evaluation of the performance of Mr. Lenz.

On March 22, 2012, the Company and Mr. Lenz entered into Amendment No. 2 to Mr. Lenz’s employment agreement, dated as of February 4, 2010 and amended on January 14, 2011, whereby upon a Change in Control (as defined in the Agreement), if Mr. Lenz's employment is terminated by the Company (or its successor) within two (2) months prior to or six (6) months following the occurrence of a Change of Control, then the Company (or its successor, as applicable) shall continue to pay Mr. Lenz's Base Salary and benefits for a period of six (6) months following the termination.

The Lenz Employment Agreement provides for severance payments in certain circumstances, as discussed in detail below.

Mark A. Klausner

On February 25, 2011, we entered into an employment agreement with Mark A. Klausner, M.D., the Company’s new CMO (the “Klausner Employment Agreement”). Pursuant to the Klausner Employment Agreement, Dr. Klausner will serve as the Company’s CMO for an initial term of two years commencing on March 1, 2011, which term will extend automatically for additional one-year periods unless appropriate notice is given by one of the parties. Dr. Klausner will receive an annual base salary of $310,000, and will be eligible for annual bonus payments of up to 35% of his base salary, based upon the achievement of certain milestones as established annually by the Company’s Chief Executive Officer, in consultation with the Board and Dr. Klausner. Additionally, pursuant to the Klausner Employment Agreement, on March 1, 2011, we granted Dr. Klausner options to purchase 356,000 shares of our common stock under the Stock Incentive Plan with an exercise price of $1.61 per share. These options vest in equal installments on each of the first three anniversaries of the grant date. On February 29, 2012, the Company and Dr. Klausner agreed to amend Dr. Klausner’s employment agreement effective March 1, 2012 which provides for a fifty percent (50%) reduction in both Dr. Klausner’s services to the Company and his compensation.

The Klausner Employment Agreement provides for severance payments in certain circumstances, as discussed in detail below.

Potential Payments Upon Termination or Change in Control

Brian Lenz

Pursuant to the Lenz Employment Agreement, if we terminate Mr. Lenz as a result of his death or disability, Mr. Lenz, or his estate, as applicable, will receive his base salary for a period of three months following his death or disability, and all unvested restricted shares and stock options held by Mr. Lenz that are scheduled to vest on or before the next anniversary of the effective date of the Lenz Employment Agreement will be accelerated and vest as of the termination date. If we terminate Mr. Lenz for cause or Mr. Lenz terminates his employment other than for good reason, Mr. Lenz will receive his base salary through the date of termination. If we terminate Mr. Lenz within two months prior to or six months following the occurrence of a change of control, then the Company (or its successor, as applicable) shall continue to pay Mr. Lenz’s Base Salary (as defined in the Agreement) and benefits for a period of six (6) months following the termination and all unvested restricted shares and stock options held by Mr. Lenz will be accelerated and vest as of the termination date. If we terminate Mr. Lenz for reasons other than those stated above or Mr. Lenz terminates his employment for good reason, Mr. Lenz will receive his base salary and benefits for a period of six months following his termination, and all unvested restricted shares and stock options that are scheduled to vest within the next year will be accelerated and vest as of the termination date. On March 22, 2012, the Company and Mr. Lenz entered into Amendment No. 2 to Mr. Lenz’s employment agreement, dated as of February 4, 2010 and amended on January 14, 2011, whereby upon a Change in Control (as defined in the Agreement), if Mr. Lenz's employment is terminated by the Company (or its successor) within two (2) months prior to or six (6) months following the occurrence of a Change of Control, then the Company (or its successor, as applicable) shall continue to pay Mr. Lenz's Base Salary and benefits for a period of six (6) months following the termination.

Mark A. Klausner

Pursuant to the Klausner Employment Agreement, if the Company terminates Dr. Klausner as a result of his death or Disability (as defined under the Klausner Employment Agreement), Dr. Klausner or his estate, as applicable, will receive his base salary and any accrued but unpaid benefits through the termination date (the “Accrued Compensation”), plus his base salary for a period of 90 days, and all his unvested restricted shares and stock options that are scheduled to vest on or before the next succeeding anniversary of March 1, 2011 will be accelerated and vest as of the termination date. If the Company terminates Dr. Klausner for Cause (as defined under the Klausner Employment Agreement), if Dr. Klausner terminates his employment other than for Good Reason (as defined under the Klausner Employment Agreement), or if Dr. Klausner’s employment terminates by expiration of the term of the Klausner Employment Agreement, Dr. Klausner will receive the Accrued Compensation only. If the Company terminates Dr. Klausner within two months prior to or six months following the occurrence of a Change of Control (as defined under the Klausner Employment Agreement), and on the date of termination the fair market value of the Company’s common stock on a fully-diluted basis is more than $50 million (as determined by the Board in good faith), Dr. Klausner will receive the Accrued Compensation, his base salary and benefits for a period of three months following his termination, and all his unvested restricted shares and stock options will be accelerated and vest as of the termination date. If the Company terminates Dr. Klausner for reasons other than those stated above or Dr. Klausner terminates his employment for Good Reason, Dr. Klausner will receive the Accrued Compensation and his base salary and benefits for a period of six months following his termination, and all his unvested restricted shares and stock options that are scheduled to vest within the 12 months following his termination will be accelerated and vest as of the termination date. On February 29, 2012, the Company and Dr. Klausner agreed to amend Dr. Klausner’s employment agreement effective March 1, 2012 which provides for a fifty percent (50%) reduction in both Dr. Klausner’s services to the Company and his compensation.

Potential Payments Upon Termination or Change in Control

The following table shows the potential payments upon death or disability, termination, resignation or a change of control of CorMedix for each of the named executive officers. For purposes of disclosure, with respect to Brian Lenz and Mark Klausner, M.D., the table assumes that the death or disability, termination, resignation or a change of control occurred as of December 31, 2011. With respect to John C. Houghton, the table below reflects his termination as the Company’s President and Chief Executive Officer on September 30, 2011.

Name	Executive Benefits and Payments Upon Termination	Death or Disability ($)	Termination for Cause or Resignation ($)	Termination by Company Without Cause or in Connection With Change in Control, or by Executive For Good Reason ($)	Termination by Executive in Connection With Change in Control ($)
John C. Houghton(1)	Base Salary	-	-	116,667	-
	Bonus	-	-	-	-
	Stock Options/Restricted Stock Accelerated(2)	-	-	-	-
	Health Care Continuation	-	-	21,435	-
	Life Insurance Benefits(3)	-	-	-	-

Brian Lenz	Base Salary	62,500	-	125,000	125,000
	Bonus	-	-	-	-
	Stock Options/Restricted	-	-	-	-
	Stock Accelerated(2)	-	-	-	-
	Health Care Continuation	10,500	-	21,000	21,000
	Life Insurance Benefits(3)	100,000	-	-	-

Mark	Base Salary	38,750	-	77,500	38,750
Klausner, M.D.	Bonus	-	-	-	-
	Stock Options/Restricted	-	-	-	-
	Stock Accelerated(2)	-	-	-	-
	Health Care Continuation	1,500	-	3,000	3,000
	Life Insurance Benefits(3)	100,000	-	-	-
TOTAL ($)		313,250	-	364,602	187,750

(1)	On September 30 2011, the Company announced that it mutually agreed with John C. Houghton not to renew Mr. Houghton’s employment agreement and to enter into a separation agreement. As part of the separation agreement, Mr. Houghton was provided an extension from ninety days to two and one half (2.5) years to exercise his vested options.

(2)	Represents the intrinsic value of the options or restricted stock as of December 31, 2011 (the difference between the market value of $0.28 as of December 31, 2011 and the exercise price).

(3)	Pursuant to our current benefit plans, each named executive officer would receive a $50,000 death benefit plus an additional $50,000 for an accidental death or a maximum benefit of $100,000.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding unexercised options for each named executive officer as of the end of the fiscal year ended December 31, 2011:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
John C. Houghton (1)	1,915	-	8.23	3/31/2014
	-	272,715	3.125	3/31/2014

Brian Lenz (2)	108,831	217,661	3.125	3/30/2020

Mark A. Klausner, M.D. (3)	-	356,000	3.125	3/1/2021

(1)	On September 30, 2011, we entered into a separation agreement with Mr. Houghton and as part of the separation Mr. Houghton is entitled to purchase 1,915 shares of common stock (15,000 shares prior to the 1 for 7.836 reverse stock split effected on February 24, 2010) and 272,715 shares of common stock under the Stock Incentive Plan.

(2)	On March 30, 2010, we granted Mr. Lenz options to purchase 326,492 shares of our common stock under the Stock Incentive Plan, which options vest in equal installments on each of the first three anniversaries of the grant date.

(3)	On March 1, 2011, we granted Dr. Klausner options to purchase 356,000 shares of our common stock under the Stock Incentive Plan, which options vest in equal installments on each of the first three anniversaries of the grant date.

Employee Benefit and Stock Plans

Amended and Restated 2006 Stock Incentive Plan

The purpose of the Stock Incentive Plan is to promote our long-term success by attracting, motivating and retaining our directors, officers, employees, advisors and consultants and others providing services to us and our affiliates through the use of competitive long-term incentives that are tied to stockholder value. The Stock Incentive Plan seeks to balance the interest of participants in the Stock Incentive Plan and our stockholders by providing incentives in the form of stock options, restricted stock, performance awards, and stock appreciation rights, as well as other stock-based awards relating to our common stock, to be granted under the Stock Incentive Plan and consistent with the terms of the Stock Incentive Plan.

As of April 19, 2012, no shares of common stock, and stock options to purchase 1,416,342 shares of common stock, are outstanding under the Stock Incentive Plan. As of April 19, 2012, 883,658 shares of common stock remain authorized for issuance under the Stock Incentive Plan.

Administration

The Stock Incentive Plan is administered by the Compensation Committee, which consists of two or more non-employee directors, each of whom is intended to be, to the extent required by Rule 16b-3 under the Exchange Act and Section 162(m) of the Internal Revenue Code, a non-employee director under Rule 16b-3 and an outside director under Section 162(m), or if no committee exists, the Board. The Compensation Committee has the full authority to administer and interpret the Stock Incentive Plan and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Stock Incentive Plan or the administration or interpretation thereof, including but not limited to the establishment of performance-based criteria for each person eligible to receive awards under the Stock Incentive Plan.

Eligibility and Types of Awards

Our employees, directors, consultants, advisors and other independent contractors who provide services to us are eligible to be granted awards under the Stock Incentive Plan, including options, restricted stock, performance awards and other awards.

Available Shares

Subject to adjustment upon certain corporate transactions or events, a maximum of 2,300,000 shares of our common stock may be issued under the Stock Incentive Plan. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards with respect to more than 300,000 shares of common stock in any year, except that this restriction did not apply to options granted upon the completion of the IPO. If an option or other award granted under the Stock Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by the Board, no new award may be granted under the Stock Incentive Plan after the tenth anniversary of the date that such plan was initially approved by our stockholders.

Awards Under the Stock Incentive Plan

Stock Options.  The terms of specific options, including whether options will constitute “incentive stock options” for purposes of Section 422(b) of the Internal Revenue Code, will be determined by the Compensation Committee. The exercise price of an option will be determined by the Compensation Committee. The exercise price may not be lower than 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock on the date of grant. Each option will be exercisable for such period set by the Compensation Committee, which will generally not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder). Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

Restricted Stock.  Restricted stock consists of shares of common stock granted under the Stock Incentive Plan, in such form and on such terms and conditions determined by the Compensation Committee. Such terms or conditions may include, without limitation, restrictions on the sale, assignment, transfer or other disposition or encumbrance of such shares during a restricted period established by the Compensation Committee and that such shares are deemed forfeited upon the award recipient’s failure to satisfy certain requirements within the restricted period. The Compensation Committee may, at any time and in its sole discretion, shorten or terminate any restricted period, or waive any conditions for the lapse or termination of restrictions with respect to all or any portion of a restricted stock award. The grant of any restricted stock will be evidenced by an award agreement. Except as provided in such award agreement, restricted stock will cease to vest on the date the recipient’s employment with or service to us or a subsidiary terminates, and any shares of restricted stock that are not vested as of termination such date shall be forfeited.

Performance Awards.  A performance award confers upon its recipient certain rights payable to or exercisable by its recipient, in whole or in part, as determined by the Compensation Committee, and conditioned upon the achievement of performance criteria determined by the Compensation Committee. Performance goals established by the Compensation Committee are based on objectively determinable performance goals selected by the Compensation Committee that apply to an individual or group of individuals, or us as a whole, over a performance period designated by the Compensation Committee. A performance award must be denominated in shares of common stock and may be payable in cash, shares of common stock, other awards under the Stock Incentive Plan, or any combination thereof.

Change in Control

Upon the occurrence of a change in control (as defined under the Stock Incentive Plan), except to the extent otherwise provided in a particular participant’s award agreement (as defined under the Stock Incentive Plan), all awards shall become fully vested and, with respect to any award that is an option or stock appreciation right, exercisable in full. Each participant will be afforded an opportunity to exercise his or her options or stock appreciation rights immediately prior to the occurrence of the change in control (and conditioned upon the consummation of the change in control) so he or she can participate in the transaction if he or she desires.

Amendment and Termination

The Board may amend the Stock Incentive Plan as it deems advisable, except that it may not amend the Stock Incentive Plan in any way that would adversely affect a participant with respect to an award previously granted. In addition, the Board may not amend the Stock Incentive Plan without shareholder approval if such approval is then required pursuant to Section 162(m) or 422 of the Internal Revenue Code, the regulations promulgated thereunder or the rules of any stock exchange or similar regulatory body.

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each of our non-executive directors who served on the Board during the fiscal year ended December 31, 2011:

Name	Fees Earned ($)	Option Awards (1)(2) ($)	Total ($)

Bamdad Bastani, Ph.D.(3)	19,500	-	19,500
Richard M. Cohen(4)	31,500	50,900	82,400
Gary A. Gelbfish, M.D.	40,500	50,900	91,400
Timothy M. Hofer	40,500	50,900	91,400
Antony E. Pfaffle, M.D.	59,000	50,900	109,900
Steven Lefkowitz(5)	18,917	26,700	45,617
Matthew Duffy(6)	2,667	6,700	9,367

(1)	On January 14, 2011, each of our non-executive directors was granted options to purchase 30,000 shares of our common stock.

(2)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the directors upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 2 to our audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC.

(3)	On June 7, 2011, Bamdad Bastani resigned from the Board. All of Bamdad Bastani’s options have been forfeited in accordance with the terms of the Stock Incentive Plan.

(4)	On September 30, 2011 Richard Cohen was appointed Interim Chief Executive Officer and Executive Chairman in a non-employee capacity, as such no longer received Board fees and stock options grants from the date thereof.

(5)	On August 11, 2011, Steven Lefkowitz was appointed to the Board and audit committee chairperson.

(6)	On November 21, 2011, Matthew Duffy was appointed to the Board.

The Compensation Committee adopted the following comprehensive director compensation policy in 2010. Employee directors do not receive any compensation for their services on the Board. Non-employee directors are entitled to receive the following cash compensation: (i) a $15,000 annual retainer, except that the Chairman of the Board receives $23,000, (ii) $5,000 annually for service on the Audit Committee, except that the Chairman of the Audit Committee receives $12,000, (iii) $4,000 annually for service on the Nominating and Corporate Governance Committee, except that the Chairman of the Nominating and Corporate Governance Committee receives $5,000, (iv) $4,000 annually for service on the Compensation Committee, except that the Chairman of the Compensation Committee receives $5,000, (v) $1,000 for each in person meeting of the Board attended, and (vi) $500 for each telephonic meeting of the Board attended.

As an equity incentive, upon the consummation of the IPO we grant to each of our non-employee directors an option to purchase 20,000 shares of our common stock under the Stock Incentive Plan with an exercise price of $3.125 per share. These options vest in equal installments on each of the grant date and the first two anniversaries of the grant date.

The Board approved the following changes to its director compensation policy in January 2011: (i) an increase in the annual retainer paid to non-employee directors to $20,000, except that the Chairman of the Board receives $30,000; (ii) the establishment of an annual grant to each non-employee director at the first Board meeting of the calendar year of an option to purchase 30,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the grant date, which option vests on the first anniversary of the grant date; and (iii) the establishment of a one-time grant to each new non-employee director in connection with his or her initial election to the Board of an option to purchase 30,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the grant date, which option vests in equal installments on each of the grant date, the first anniversary of the grant date and the second anniversary of the grant date.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,236,342	$2.47	1,063,658
Equity compensation plans not approved by security holders	-	-	-
Total	1,236,342	$2.47	1,063,658

(1)	Our Amended and Restated 2006 Stock Incentive Plan was approved by our stockholders on February 19, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 19, 2012 by:

•	each person, or group of affiliated persons, known to us to beneficially own 5% or more of our outstanding common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

For purposes of the table below, we treat shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after April 19, 2012 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other stockholder. Except as otherwise set forth below, the address of each of the persons listed below is c/o CorMedix Inc., 745 Rt. 202-206, Suite 303, Bridgewater, NJ 08807.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders:

PharmaBio Development Inc. (2)	1,184,344	10.0
Elliott Associates, L.P. (3)	1,172,160	9.9
Lindsay A. Rosenwald, M.D. (4)	577,154	5.0

Directors and Named Executive Officers:

John C. Houghton (5)	274,630	2.4
Brian Lenz (6)	262,661	2.3
Mark A. Klausner, M.D.	118,667	1.0
Richard M. Cohen (7)	50,000	*
Gary A. Gelbfish, M.D. (8)	382,240	3.3
Antony E. Pfaffle, M.D. (9)	66,850	*
Timothy M. Hofer (10)	58,425	*
Steven Lefkowitz(11)	55,272	*
Matthew Duffy(12)	9,768	*

All executive officers and directors as a group (8 persons) (13)	1,278,513	11.2

* Represents holdings of less than 1% of shares outstanding.

(1)	Based upon 11,408,274 shares of our common stock outstanding on April 21, 2011 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of April 21, 2011.

(2)	Includes (i) 789,563 shares of our common stock and (ii) 394,781 shares of our common stock issuable upon exercise of warrants. The business address of PharmaBio Development Inc. is 4208 Six Forks Road, Suite 920, Raleigh, North Carolina 27609. Based solely on information contained in a Schedule 13G filed with the SEC on March 23, 2011 by PharmaBio Development Inc.

(3)	Includes (i) 781,440 shares of our common stock held by Manchester Securities Corp. (“Manchester”), a wholly-owned subsidiary of Elliott Associates, L.P. (“Elliott Associates”), and (ii) 390,720 shares of our common stock issuable upon exercise of warrants held by Manchester. The business address of Elliott Associates is 712 Fifth Avenue, 36th Floor, New York, New York 10019. Based solely on information contained in a Schedule 13G filed with the SEC on April 9, 2010 by Elliott Associates.

(4)	Includes (i) 82,257 shares of our common stock held directly by Dr. Rosenwald, (ii) 103,400 shares of our common stock issuable upon exercise of warrants held directly by Dr. Rosenwald, (iii) 60,998 shares of our common stock held by PBS, of which Dr. Rosenwald is sole member, and (iv) 30,499 shares of our common stock issuable upon exercise of warrants held by PBS. The business address of Dr. Rosenwald is c/o Paramount BioSciences, LLC, 787 Seventh Avenue, 48th Floor, New York, New York 10036. Based solely on information contained in a Schedule 13G filed with the SEC on December 9, 2010 by Dr. Rosenwald.

(5)	Includes (i) 17,328 shares of our common stock, (ii) 274,630 shares of our common stock issuable upon exercise of stock options and (iii) 2,400 shares of our common stock issuable upon exercise of warrants.

(6)	Includes (i) 17,000 shares of our common stock, (ii) 262,661 shares of our common stock issuable upon exercise of stock options and (iii) 2,000 shares of our common stock issuable upon exercise of warrants.

(7)	Includes 50,000 shares of our common stock issuable upon exercise of stock options.

(8)	Includes (i) 50,000 shares of our common stock issuable upon exercise of stock options held by Dr. Gelbfish individually, (ii) 94,496 shares of our common stock held jointly by Dr. Gelbfish and his wife, (iii) 70,872 shares of our common stock held by Dr. Gelbfish as custodian for certain of his children, (iv) 70,872 shares of our common stock held by Landmark Foundation, of which Dr. Gelbfish and his wife are trustees, (v) 38,400 shares of our common stock issuable upon exercise of warrants held jointly by Dr. Gelbfish and his wife, (v) 28,800 shares of common stock issuable upon exercise of warrants held by Dr. Gelbfish as custodian for certain of his children, and (vi) 28,800 shares of common stock issuable upon exercise of warrants held by Landmark Foundation.

(9)	Includes (i) 16,850 shares of our common stock and (ii) 50,000 shares of our common stock issuable upon exercise of stock options.

(10)	Includes (i) 8,425 shares of our common stock and (ii) 50,000 shares of our common stock issuable upon exercise of stock options.

(11)	Includes (i) 55,272 shares of our common stock, (ii) 19,536 shares of our common stock issuable upon exercise of warrants.

(12)	Includes (i) 9,768 shares of our common stock, (ii) 4,884 shares of our common stock issuable upon exercise of warrants.

(13)	Includes (i) 360,883 shares of our common stock, (ii) 831,210 shares of our common stock issuable upon exercise of stock options and (iii) 86,420 shares of our common stock issuable upon exercise of warrants. Includes securities beneficially owned by Mr. Houghton, who served as our President and Chief Executive Officer until September 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

Paramount BioCapital, Inc. and Lindsay A. Rosenwald, M.D.

Dr. Rosenwald is the Chairman, Chief Executive Officer and sole stockholder of Paramount BioCapital, Inc. (“Paramount”). As of April 19, 2012, Dr. Rosenwald beneficially owned approximately 5.0% of our voting capital stock. In addition, as of April 19, 2012, certain trusts established for the benefit of Dr. Rosenwald’s children (the “Family Trusts”) beneficially owned less than 1% of our voting capital stock. In addition, as of April 19, 2012, certain other trusts established for the benefit of Dr. Rosenwald and his family beneficially owned less than 1% of our voting capital stock.

As of immediately prior to the closing of the IPO, $198,264, including accrued and unpaid interest, was outstanding under a future advance promissory note held by Paramount BioSciences, LLC (“PBS”), of which Dr. Rosenwald is the sole member, and $452,007, including accrued and unpaid interest, was outstanding under a future advance promissory note held by the Family Trusts. Upon the completion of the IPO, the note held by PBS automatically converted into 30,499 units, consisting of 60,998 shares of our common stock and warrants to purchase 30,499 shares of our common stock at an exercise price of $3.4375, and the note held by the Family Trusts automatically converted into 69,539 units, consisting of 139,078 shares of our common stock and warrants to purchase 69,539 shares of our common stock at an exercise price of $3.4375.

In September 2010, we entered into a Board observer agreement with Dr. Rosenwald (the “Board Observer Agreement”), pursuant to which he is entitled to attend meetings of the Board as a non-voting observer, subject to certain exceptions. The Board Observer Agreement was terminated by Dr. Rosenwald on January 3, 2012. Dr. Rosenwald also agreed to certain standstill restrictions effective during the term of the Board Observer Agreement and for 180 days following its termination.

Shiva Biomedical, LLC and Dr. Sudhir Shah, M.D.

Pursuant to a license agreement we entered into with Shiva and certain other parties on July 28, 2006, which agreement was amended on October 6, 2009 and February 22, 2010 (the “Shiva Contribution Agreement”), Shiva contributed to us its kidney products business and granted us an exclusive, worldwide license for certain technology that serves as the basis for two of our product candidates (the “Shiva Technology”). As consideration in part for the rights to the Shiva Technology, we paid Shiva an initial licensing fee of $500,000 and granted Shiva an equity interest in us. Additionally, pursuant to the Shiva Contribution Agreement, we were obligated to issue additional shares of our common stock to Shiva sufficient to maintain its ownership percentage at 7.0% of our common stock on a fully diluted basis. In accordance with this obligation, upon the automatic conversion of our outstanding convertible notes into units (each consisting of two shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $3.4375) and shares of our common stock in connection with the closing of the IPO, we issued to Shiva 412,338 shares of our common stock. This obligation expired upon the closing of the IPO.

Under the Shiva Contribution Agreement, we are also required to make substantial payments to Shiva upon the achievement of certain clinical and regulatory-based milestones. The maximum aggregate amount of such milestone payments, assuming achievement of all milestones, is $10,000,000. Events that trigger milestone payments include, but are not limited to, the reaching of various stages of clinical trials and regulatory approval processes. In the event that the Shiva Technology is commercialized we are obligated to pay to Shiva annual royalties based upon net sales of the product. In the event that we sublicense the Shiva Technology to a third party, we are obligated to pay to Shiva a portion of the royalties, fees or other lump-sum payments we receive from the sublicense, subject to certain deductions.

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

On February 22, 2010, we entered into an amendment to the Shiva Contribution Agreement, pursuant to which our deadline for meeting a certain development progress requirement was extended from April 30, 2010 to June 30, 2010 and we paid $25,000 to Shiva following completion of the IPO as partial reimbursement for Shiva’s expenses in connection with such amendment and prior amendments to the Shiva Contribution Agreement. On August 29, 2011, the Company and Shiva entered into an amendment to the Shiva Contribution Agreement, pursuant to certain changes with respect to the development and milestone payments of the licensed products. On December 1, 2011, the Company issued Shiva a notice of termination letter of the license agreement and, as such, has no further financial obligation to Shiva. During the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (Inception) to December 31, 2011, the Company expensed $100,000, $1,288,556 and $4,920,310, respectively, in connection with the Shiva Contribution Agreement.

In connection with the Shiva Contribution Agreement, on July 28, 2006, the Company entered into a Consulting Agreement with Dr. Sudhir Shah, which was amended and restated on April 1, 2010 as a Scientific Advisory Board Agreement (the “Shah Consulting Agreement”) and was further amended and restated on August 29, 2011. Pursuant to the Shah Consulting Agreement, as amended, for a period of one year commencing on April 1, 2010, Dr. Shah provides the Company with consulting services involving areas mutually agreed to by Dr. Shah and the Company and beginning on August 29, 2011 provides consulting services for up to 17.5 hours per month and serves on one of the Company’s Scientific Advisory Boards. During the years ended December 31, 2011 and 2010 and the period from July 28, 2006 (Inception) to December 31, 2011, the Company expensed $29,000, $84,000 and $196,000, respectively, in connection with the Shah Consulting Agreement. On December 30, 2011 the Company issued Dr. Shah a termination letter of the Shah Consulting and Scientific Advisory Board agreements.

ND Partners, LLC

On January 30, 2008, we entered into a License and Assignment Agreement (the “NDP License Agreement”) with ND Partners, LLC (“NDP”). Pursuant to the NDP License Agreement, NDP granted us exclusive, worldwide licenses for certain technology and the corresponding United States and foreign patents and applications (the “NDP Technology”). We acquired such licenses and patents through our assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann, and Dr. Johannes Reinmueller. NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in us. Additionally, pursuant to the terms of a stockholder agreement with NDP, dated as of January 30, 2008, we were obligated to issue additional shares of our common stock to NDP sufficient to maintain its ownership percentage at 5.0% of our common stock (7.0% when including shares of our common stock held in escrow under the NDP License Agreement) on a fully diluted basis. In accordance with this obligation, upon the automatic conversion of our outstanding convertible notes into units (each consisting of two shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $3.4375) and shares of our common stock in connection with the closing of the IPO, we issued to NDP 297,398 shares of our common stock and an additional 118,288 shares of our common stock into escrow. This obligation expired upon the closing of the IPO.

In addition, under the NDP License Agreement we are required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of our common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares of our common stock held in escrow as of April 19, 2012 is 145,543. The maximum aggregate amount of cash payments, assuming achievement of all milestones, is $3,000,000. Events that trigger milestone payments include, but are not limited to, the reaching of various stages of regulatory approval processes and certain worldwide net sales amounts. Through April 19, 2012, no milestone payments have been earned by or paid to NDP.

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

Gary A. Gelbfish, M.D.

In October 2009, Dr. Gelbfish and his wife (jointly) purchased 8% senior convertible notes in the principal amount of $200,000, Dr. Gelbfish as custodian for certain of his children purchased 8% senior convertible notes in the aggregate principal amount of $150,000, and Landmark Charity Foundation, of which Dr. Gelbfish and his wife are trustees, purchased 8% senior convertible notes in the aggregate principal amount of $150,000. Upon the completion of the IPO, the outstanding principal amount of such 8% senior convertible notes and all accrued interest thereon automatically converted into 94,496 shares of our common stock held jointly by Dr. Gelbfish and his wife, 70,872 shares of our common stock held by Dr. Gelbfish as custodian for certain of his children, and 70,872 shares of our common stock held by Landmark Charity Foundation, of which Dr. Gelbfish and his wife are trustees (“Landmark Foundation”). In connection with the issuance of the 8% senior convertible notes, Dr. Gelbfish and his wife (jointly), Dr. Gelbfish as custodian for certain of his children, and Landmark Foundation also received warrants to purchase 38,400 shares, an aggregate of 28,800 shares, and 28,800 shares of our common stock, respectively, at an exercise price of $3.4375.

Procedures for Review and Approval of Transactions with Related Persons

Pursuant to the Audit Committee Charter, the Audit Committee is responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Item 14. Principal Accountant Fees and Services

The Audit Committee has appointed J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2012. Although this appointment does not require ratification, the Board has directed that the appointment of J.H. Cohn LLP be submitted to stockholders for ratification due to the significance of their appointment to the Company. If stockholders do not ratify the appointment of J.H. Cohn LLP, the Audit Committee will consider the appointment of another independent registered public accounting firm.

J.H. Cohn LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2011. A representative of J.H. Cohn LLP is expected to be present at the 2012 Annual Meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires.

Fees Billed by our Independent Registered Public Accounting Firm During Fiscal 2011 and 2010

The following table sets forth fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm, during the years ended December 31, 2011 and 2010 for: services relating to auditing our annual financial statements, reviewing our financial statements included in our quarterly reports on Form 10-Q, reviewing registration statements in connection with the Form S-3 filed during 2011 and IPO and preparing comfort letters during 2010 and services rendered in connection with tax compliance, tax advice and tax planning; and all other fees for services rendered.

	2011	2010

Audit Fees	$91,187	$291,028
Audit Related Fees	-	-
Tax Fees	$12,000	$13,500
All Other Fees	-	-
	$103,187	$304,528

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving in advance any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by our independent registered public accounting firm. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. All services performed by our independent registered public accounting firm during 2011 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Schedules

3.	Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K/A:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

April 26, 2012	By:	/s/ Richard M. Cohen
Richard M. Cohen
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard M. Cohen	Chairman and Interim Chief Executive Officer	April 26, 2012
Richard M. Cohen	(Principal Executive Officer)

/s/ Brian Lenz	Chief Operating Officer and Chief Financial	April 26, 2012
Brian Lenz	Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Matthew Duffy	Director	April 26, 2012
Matthew Duffy

/s/ Gary A. Gelbfish	Director	April 26, 2012
Gary A. Gelbfish

/s/ Steven W. Lefkowitz	Director	April 26, 2012
Steven W. Lefkowitz

/s/ Antony E. Pfaffle	Director	April 26, 2012
Antony E. Pfaffle

/s/ Timothy Hofer	Director	April 26, 2012
Timothy Hofer

S-1