Form 10-Q
period 2012-03-31
CorMedix Inc.
filed 2012-05-15
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock, as of May 14, 2012 was 11,408,274.

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1
Item 1.	Financial Statements.	1
	Condensed Balance Sheets March 31, 2012 (Unaudited) and December 31, 2011	1
	Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011 and for the Cumulative Period From July 28, 2006 (Inception) Through March 31, 2012	2
	Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2012	3
	Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011 and for the Cumulative Period From July 28, 2006 (Inception) Through March 31, 2012	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II OTHER INFORMATION		18
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
SIGNATURES		38

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,855,193	$1,985,334
Prepaid research and development expenses	9,440	19,888
Other receivable	-	493,855
Other prepaid expenses and current assets	147,451	31,897
Total current assets	2,012,084	2,530,974
Property and equipment, net	9,934	11,689
Security deposit	13,342	13,342
TOTAL ASSETS	$2,035,360	$2,556,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,424,598	$1,008,493
Accrued expenses	173,833	296,512
Total current liabilities	1,598,431	1,305,005
Deferred rent	13,900	14,472
TOTAL LIABILITIES	1,612,331	1,319,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,274 shares issued and outstanding at March 31, 2012 and December 31, 2011	11,408	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	44,269,480	44,172,818
Deficit accumulated during the development stage	(43,857,713)	(42,947,552)
TOTAL STOCKHOLDERS’ EQUITY	423,029	1,236,528
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,035,360	$2,556,005

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Cumulative Period from July 28, 2006 (inception) Through March 31, 2012

OPERATING EXPENSES
Research and development	$374,855	$1,175,542	$22,530,529
General and administrative	536,255	834,481	11,455,209
Total Operating Expenses	911,110	2,010,023	33,985,738

LOSS FROM OPERATIONS	(911,110)	(2,010,023)	(33,985,738)

OTHER INCOME (EXPENSE)
Other income, net	-	29,819	420,987
Interest income	949	5,166	125,291
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	-	-	(11,193,028)
LOSS BEFORE INCOME TAXES	(910,161)	(1,975,038)	(44,632,488)
State income tax benefit	-	-	774,775
NET LOSS	$(910,161)	$(1,975,038)	$(43,857,713)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.08)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,274	11,408,274

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2012

	Common Stock		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2012	11,408,274	$11,408	$(146)	$44,172,818	$(42,947,552)	$1,236,528

Stock-based compensation				96,662		96,662

Net loss					(910,161)	(910,161)

Balance at March 31, 2012	11,408,274	$11,408	$(146)	$44,269,480	$(43,857,713)	$423,029

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Cumulative Period from July 28, 2006 (Inception) Through March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(910,161)	$(1,975,038)	$(43,857,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	96,662	79,490	2,421,542
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	-	-	2,047,881
Amortization of debt discount	-	-	4,979,461
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	1,755	3,042	51,775
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	388,749	306,357	(156,891)
Security deposits	-	-	(13,342)
Accounts payable	416,105	154,274	1,424,598
Accrued expenses	(122,679)	(287,026)	173,833
Deferred rent	(572)	(571)	13,900
Net cash used in operating activities	(130,141)	(1,719,472)	(21,946,944)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(61,708)
Net cash used in investing activities	-	-	(61,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	-	-	13,364,973
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	-	-	(1,447,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	-	-	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	-	-	23,863,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130,141)	(1,719,472)	1,855,193
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,985,334	8,283,684	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,855,193	$6,564,212	$1,855,193
Cash paid for interest	$-	$-	$18,425
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$-	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$-	$-	$4,979,461

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

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2012 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2012. The accompanying condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements included in such Form 10-K.

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

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities. The Company has sustained losses since its inception and expects that such losses will continue over the next several years. Management believes that the Company’s recent decision to focus the majority of the Company’s resources, including the Company’s research and development efforts primarily on the CE marking approval and commercialization of Neutrolin® (CRMD003) in Europe will result in the currently available capital resources of the Company being sufficient to meet the Company’s operating needs into the fourth quarter of 2012. The Company intends to raise additional funds through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, however, the Company can provide no assurances that such financing will be available on acceptable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

CorMedix Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2012 and the period from July 28, 2006 (inception) to March 31, 2012, the Company incurred net losses of $910,161 and $43,857,713, respectively.

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. The amount of potentially dilutive securities excluded from the calculation was 6,354,656 and 6,572,986 underlying outstanding warrants and stock options at March 31, 2012 and 2011, respectively.

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

During the three months ended March 31, 2012 and 2011, options to purchase an aggregate of 330,000 and 506,000 shares of common stock, respectively, were granted to the Company’s employees, directors and consultants.

CorMedix Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock Options and Warrants:

During the three months ended March 31, 2012, stock options to purchase an aggregate of 150,000 shares of common stock were granted to the Company’s directors under the Amended and Restated 2006 Stock Incentive Plan (“Plan”) with an exercise price of $0.29 which vest on the one-year anniversary of the grant date, January 6, 2013. Additionally, the Company granted 180,000 stock options to its former Chief Operating Officer and Chief Financial Officer, see Note 7, under the Plan with an exercise price of $0.49, of which 25% vested on March 20, 2012, the date of grant, and were fully expensed, 25% vest upon the closing of a financing by the Company with gross proceeds in excess of $1.5 million which includes either the issuance of equity, debt or any combination thereof with an expectation by the Company it is probable that such objective will be achieved and the Company will be expensing the vesting of such options through the end of 2012, 25% vest upon CE Mark approval for CRMD003 (Neutrolin®) with an expectation by the Company it is probable that such objective will be achieved and the Company will be expensing the vesting of such options through the end of 2012 and 25% vest upon the launch of Neutrolin® in Europe, provided, however, that each of the events described occur on or before December 31, 2012, of which the Company has not determined if such options will vest by year end 2012 which will occur only if and until CE Marking is achieved, as such the Company has not recognized any expense for such options. See Note 7 regarding the vesting of the above performance based options These options each have ten-year terms.

During the three months ended March 31, 2011, options to purchase an aggregate of 150,000 shares of common stock were granted to the Company’s directors under the Amended and Restated 2006 Stock Incentive Plan (“Plan”) with an exercise price of $2.10 per share. These options vested on the one-year anniversary of the grant date, January 14, 2011, and have a ten-year term. Additionally, during the three months ended March 31, 2011, options to purchase 356,000 shares of common stock were granted to the Company’s new Chief Medical Officer (“CMO”) under the Plan with an exercise price of $1.61 per share. These options vest in equal installments on each of the first three annual anniversaries of the grant date, March 1, 2011, and have a ten-year term.

During the three months ended March 31, 2012 and 2011 and the period from July 28, 2006 (inception) to March 31, 2012, the Company recorded compensation expense, in connection with common stock and stock options issued to employees, directors and consultants, of $96,662, $79,490 and $2,421,542, respectively.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Expected Term	5 years	5 years
Volatility	113% - 114%	109% - 114%
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.86% - 1.22%	1.95% - 2.11%

CorMedix Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted for employees and directors. The expected term of the stock options granted to consultants is based upon the contractual terms established within the operative agreements with the Company. Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has experienced forfeitures of stock options issued to its former President and Chief Executive Officer, former Chief Medical Officer, former Chairman and Board member and other employees. As a result of such forfeitures during 2011, the Company has established a forfeiture rate of 40% for stock option expense for the three months period ended March 31, 2012. The Company will continue to evaluate the estimated forfeiture rate of 40% derived from previous forfeitures of employees and board of directors during 2011 and may adjust such forfeiture rate accordingly based upon any additional forfeitures that may occur in the future.

A summary of the Company’s option and activity under the Plan and related information is as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,236,342	$2.47	1,662,827	$3.15
Forfeited	(19,220)	$1.89	(362,444)	$3.35
Granted	330,000	$0.40	506,000	$1.76
Outstanding at end of period	1,547,122	$2.03	1,806,383	$2.27
Expected to vest based	928,273	$2.03
Options exercisable	875,958	$2.60	454,808	$3.21
Weighted-average fair value of options granted during the period		$0.32		$1.40

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2012 is 8.7 years. The weighted average remaining contractual life of stock options exercisable at March 31, 2012 is 8.3 years. The aggregate intrinsic value of $43,400 is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of March 31, 2012 for those options that have an exercise price below the quoted closing price.

As of March 31, 2012, the total compensation expense related to non-vested options not yet recognized totaled $691,401. The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at March 31, 2012 was approximately 1.3 years.

Note 4 — Licensors:

In accordance with the terms of agreements with the Company’s licensors, Shiva Biomedical, LLC (“Shiva”) and ND Partners, LLC (“ND Partners”), the Company was obligated to issue additional shares of common stock to each licensor sufficient to maintain an ownership percentage of 7% of the outstanding common stock of the Company on a fully-diluted basis. As a result of the automatic conversion of all of the Company’s outstanding convertible notes into Units (as defined below) and shares of common stock in connection with the closing of the Company’s initial public offering (the “IPO”), on March 30, 2010, the Company issued an aggregate of 828,024 shares of common stock to Shiva and ND Partners as a result of anti-dilution adjustments pursuant to their respective agreements, of which 145,543 are being held in escrow for ND Partners pending the achievement of certain regulatory and sales-based milestones. This obligation terminated upon the closing of the IPO. On December 1, 2011, the Company issued Shiva a notice of termination letter of the license agreement and, as such, has no further financial obligation to Shiva.

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

Note 6 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents, accounts payable and other accrued liabilities at March 31, 2012 are estimated to approximate their carrying values due to the relative liquidity and short-term nature of these instruments.

Note 7 — Subsequent Events:

On April 20, 2012, the Company received notice from the NYSE Amex LLC (“NYSE Amex”) indicating that the Company is not in compliance with certain of the NYSE Amex continued listing standards. Specifically, the NYSE Amex has notified the Company that it is not in compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether such company will be able to continue operations and/or meet its obligations as they mature. In order for the Company to maintain its NYSE Amex listing, the Company must submit a plan on or before May 21, 2012, advising the NYSE Amex of the actions it has taken, or will take, that will bring the Company into compliance with Section 1003(a)(iv) by August 22, 2012. The plan shall include specific milestones, quarterly financial projections, and details related to any strategic initiatives the Company plans to complete. The Company has informed the NYSE Amex that it intends to submit such a plan. If the Company fails to submit such a plan or if the plan is not accepted, the NYSE Amex may initiate delisting proceedings. If the NYSE Amex accepts the Company’s plan, the Company may be able to continue its listing for the period ending August 22, 2012 during which time the Company will be subject to periodic reviews to determine if it is making progress consistent with the plan. If the Company does not regain compliance with Section 1003(a)(iv) by August 22, 2012, then the NYSE Amex may initiate delisting procedures. There can be no assurance that such plan will be acceptable to the NYSE Amex or that if such plan is acceptable to the NYSE Amex, that the Company will be able to make progress consistent with such plan. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the NYSE Amex Company Guide.

CorMedix Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 27, 2012, the Company’s former Chief Operating Officer and Chief Financial Officer, Brian Lenz provided his letter of resignation effective April 30, 2012. The Company and Mr. Lenz have agreed to a one month transition period through May 31, 2012, whereby Mr. Lenz will provide certain transition services on a limited basis. In recognition for such services, Mr. Lenz will be paid his base salary through May 15, 2012, $10,417, and has received an extension of two years to exercise 45,000 vested stock options granted on March 20, 2012 at an exercise price of $0.49. Mr. Lenz will have 90 days to exercise any other remaining vested options from April 30, 2012, with unvested options being forfeited effective April 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 19, 2012.

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

Overview

CorMedix Inc. (referred to herein as “we,” “us,” “our” and the “Company”), is a development stage pharmaceutical and medical device company that seeks to in-license, develop and commercialize therapeutic products for the treatment of cardiac and renal dysfunction, specifically in the dialysis and non-dialysis areas. Specifically, our goal is to treat kidney disease by reducing the commonly associated cardiovascular and metabolic complications — in effect, “Treating the kidney to treat the heart.” As of the date of this report, we have licensed all of the product candidates in our pipeline.

We have the worldwide rights to develop and commercialize our product candidates, CRMD003 (Neutrolin®) and CRMD004 that address significant market opportunities.

Our primary product candidate in development is CRMD003 (Neutrolin®) for the prevention of catheter related infections in the dialysis and non-dialysis markets, which we believe addresses a large unmet medical need and market opportunity. CRMD003 is a liquid formulation designed to prevent central venous catheter infection and maintenance of catheter patency in central venous catheters (initially in hemodialysis catheters). During the third quarter of 2011, we received a notice from the U.S. Food and Drug Administration, or the FDA that our product candidate, CRMD003, Neutrolin® had been assigned to the Center for Drug Evaluation and Research, or CDER. As a result of this notice and our current capital position, we decided to change our business strategy and focus the majority of our resources on the research and development of CRMD003 and seek regulatory and commercialization approval for Neutrolin® in Europe through a CE Mark application. During the first half of 2011, we submitted our design dossier to TÜV SÜD the European notified body managing our CE Mark application. In the fourth quarter of 2011 we successfully completed our stage 1 audit with TÜV. Upon the successful completion of the stage 2 audit and the implementation and approval of our quality management system and approval of our design dossier, we anticipate being in a position to obtain a CE mark approval in the first half of 2012. If we obtain CE Mark approval in Europe, we intend to be in a position to launch Neutrolin® for the prevention of Catheter Related Bloodstream Infections, or CRBI and maintenance of catheter patency in hemodialysis patients in Europe during 2012. We cannot be assured of CE Mark approval of Neutrolin® on that timeline or at all. We are currently exploring the various methods of launching Neutrolin® in Europe, whether through a distributorship or partnership arrangement, or otherwise.

We are a development stage company. We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Since our inception, we have had no revenue from product sales. Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate CRMD003. As of March 31, 2012, we had an accumulated deficit of $43,857,713. Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

In March 2010, we completed our Initial Public Offering, or the IPO, whereby we sold 1,925,000 units, each unit consisting of two shares of our common stock and a warrant to purchase one share of common stock, each a Unit, at $6.50 per Unit resulting in gross proceeds of $12,512,500 and net proceeds to us of $10,457,270 after deducting underwriting discounts and commissions and offering expenses payable by us. All of our convertible notes and accrued interest thereon and all of our outstanding shares of Non-Voting Subordinated Class A Common Stock automatically converted into Units or common stock upon the completion of the IPO. We believe that as a result of our recent decision to focus the majority of our resources, including our research and development efforts primarily on CE marking approval and the commercialization of Neutrolin® (CRMD003) in Europe, the net proceeds from the IPO and existing cash will be sufficient to fund our projected operating requirements into the fourth quarter of 2012. We intend to raise additional funds through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of our products, however, we can provide no assurances that such financing will be available on acceptable terms, or at all.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception. As of March 31, 2012, we have funded our operations primarily through debt financings and the IPO, and our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program and a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and a total of approximately $35,000 from qualified research and development expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we could generate revenue from sales or licenses of any such products.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock –based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All R&D is expensed as incurred.

Conducting a significant amount of R&D is central to our business model. Through March 31, 2012, we incurred $22,530,529 in R&D expenses since our inception in July 2006. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. As a result of our recent strategic changes, we expect our R&D expenditures to decrease and be primarily attributed to the CE marking approval and commercialization of Neutrolin® in Europe. If the CE marking approval and commercialization for Neutrolin® is successful, we intend to increase our R&D expenses for the foreseeable future in order to complete development of CRMD003 in the United States.

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

	Three Months Ended March 31,		Period from July 28, 2006 (Inception) through March 31, 2012
	2012	2011
CRMD001	5%	26%	52%
CRMD002	0%	0%	0%
CRMD003	89%	72%	45%
CRMD004	6%	2%	3%

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

General and Administrative Expense

General and administrative, or G&A, expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions. Other G&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our G&A expenses will remain unchanged for the remainder of 2012. From our inception on July 28, 2006 through March 31, 2012, we spent $11,455,209 on G&A expense.

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

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Research and Development Expense. R&D expense was $374,855 for the three months ended March 31, 2012, a decrease of $800,687, from $1,175,542 for the three months ended March 31, 2011. The decrease was attributable to our strategic change of development during September 2011, which is to focus primarily on CE Marking approval for Neutrolin®. During the fourth quarter of 2011, we also discontinued the development of CRMD001, deferirprone and returned the product candidate to the licensor in December 2011. Our strategic change of development also resulted in lower clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 during the first quarter of 2012 and lower personnel costs as a result of our Chief Medical Officer (“CMO”) transitioning to a part-time status and a reduction of salary by fifty percent effective March 2012.

General and Administrative Expense. G&A expense was $536,255 for the three months ended March 31, 2012, a decrease of $298,226 from $834,481 for the three months ended March 31, 2011. The decrease was primarily attributable to lower compensation and stock-based compensation expense as a result of the separation of our former President and Chief Executive Officer in September 2011.

Interest Income. Interest income was $949 for the three months ended March 31, 2012, a decrease of $4,217, from $5,166 for the three months ended March 31, 2011. The decrease was attributable to having a lower interest-bearing cash balance during the first quarter of 2012 compared to the first quarter of 2011.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant R&D expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006. Prior to the IPO, we had funded our operations principally with $14,364,973 in convertible notes sold in private placements and $625,464 in related party notes, which were also convertible. All of our convertible notes were automatically converted into 1,237,293 shares of common stock and 2,338,576 Units comprised of 4,677,152 shares of common stock and 2,841,603 warrants at an exercise price of $3.4375. We received net proceeds of $10,457,270 from the IPO, after deducting underwriting discounts, commissions and offering expenses payable by us upon the closing of the IPO on March 30, 2010. Additionally, we received a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program and a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and a total of approximately $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

Net Cash Used in Operating Activities

Net cash used in operating activities was $130,141 for the three months ended March 31, 2012. The net loss of $910,161 for the three months ended March 31, 2012 was higher than cash used in operating activities by $780,020. The difference is attributable primarily to a stock-based compensation charge of $96,662, a decrease in prepaid expenses and other current assets of $388,749, which consisted of other receivables related to the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and the amortization of insurance premiums during the three months ended March 31, 2012 and an increase in accounts payable of $416,105 as a result of conserving cash during the end of the first quarter 2012. These were offset by a decrease in accrued expenses of $122,679 related to the reversal of year end 2011 bonuses accrued but not paid as a result of conserving cash during the end of the first quarter 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2012 and 2011.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2012 and 2011.

Funding Requirements

Our total cash and cash equivalents as of March 31, 2012 was $1,855,193, compared to $1,985,334 at December 31, 2011. Since our business does not generate positive operating cash flow, we will need to either raise additional capital before we exhaust our current cash resources in order to continue to fund our R&D, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and or, debt financing, strategic relationships, or out-licensing of our products. As of March 31, 2012, we have funded our operations primarily through debt financings, the IPO, and our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

We expect to continue to fund operations from cash and cash equivalents and through either capital raising sources as described above, which may be dilutive to existing stockholders, or through generating revenues from the licensing of our products or strategic alliances. We plan to seek additional debt and/or equity financing, but can provide no assurances that such financing will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

We do not anticipate that we will generate any significant product revenue for 2012. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. If adequate financing is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

Based on our cash resources at March 31, 2012 and our current plan of expenditures on the CE marking approval process for Neutrolin®, along with limited development of Neutrolin® in the United States, we believe that we have sufficient capital to fund our operations into the fourth quarter of 2012, and will need additional financing until we can achieve profitability, if ever. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our R&D programs. Each of these alternatives would likely have a material adverse effect on the prospects of our business. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

While our significant accounting policies are more fully described in our Annual Report on Form 10-K filed with the SEC on March 19, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

For the purpose of valuing options and warrants granted to our employees, directors and officers during the three months ended March 31, 2012, we used the Black-Scholes option pricing model. We granted options to purchase an aggregate of 330,000 and 506,000 shares of common stock to our employees and directors and officers during the three months ended March 31, 2012 and 2011, respectively. Of the 330,000 options issued during the three months ended March 31, 2012, we granted 180,000 performance based options to our Chief Operating Officer and Chief Financial Officer with an exercise price of $0.49, of which 25% vested on March 20, 2012, the date of grant, and were fully expensed, 25% vest upon the closing of a financing by the Company with gross proceeds in excess of $1.5 million which includes either the issuance of equity, debt or any combination thereof with an expectation by the Company it is probable that such objective will be achieved and the Company will be expensing the vesting of such options through the end of 2012, 25% vest upon CE Mark approval for CRMD003 (Neutrolin®) with an expectation by the Company it is probable that such objective will be achieved and the Company will be expensing the vesting of such options through the end of 2012 and 25% vest upon the launch of Neutrolin® in Europe, provided, however, that each of the events described occur on or before December 31, 2012, of which the Company has not determined if such options will vest by year end 2012 which will occur only if and until CE Marking is achieved, as such the Company has not recognized any expense for such options. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, since we do not have any trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. The Company has experienced forfeitures of stock options issued to its former President and Chief Executive Officer, former Chief Medical Officer, former Chairman and Board member and employees. As a result of such forfeitures during 2011, we established a forfeiture rate of 40% for stock option expense for the period ended March 31, 2012. Since the stock options currently outstanding are primarily held by senior management and directors of the Company, the Company will continue to evaluate the estimated forfeiture rate of 40% derived from previous forfeitures of employees and board of directors during 2011 and may adjust such forfeiture rate accordingly based upon any additional forfeitures that may occur in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act), or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 19, 2012, CorMedix was served with a lawsuit by the Superior Court of New Jersey regarding non-payment of services to Xerimis a vendor of the Company, in the amount of $80,986.93. The Company is in discussion with Xerimis, Inc. to settle the outstanding balance.

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

We were established in July 2006 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We incurred net losses of approximately $0.9 million and $2.0 million for the three month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had an accumulated deficit of approximately $43.9 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected. Development timelines, probability of success and development costs vary widely. In addition, our current focus on CE marking approval and commercializing Neutrolin® in Europe by the CE marking process may impact our other development efforts and timelines.

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

We are highly dependent on the principal members of our management and scientific staff, specifically, Richard Cohen, our Interim Chief Executive Officer and Interim Chief Financial Officer and Dr. Mark Klausner, our part-time Chief Medical Officer. While we have an employment agreement Dr. Klausner, employment agreements cannot insure our retention of the employees covered by such agreements. Furthermore, our future success will also depend in part on our ability to identify, hire, and retain additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the New Jersey metropolitan area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

Recent changes in our management may lead to instability and may negatively affect our business.

During September 2011, John Houghton, our former President and Chief Executive Officer, separated from the Company and in April 2012 Brian Lenz, our former Chief Financial Officer and Chief Operating Officer resigned. Our board of directors appointed Richard Cohen to serve as our Interim Chief Executive Officer and Interim Chief Financial Officer.  The board of directors also appointed Randy Milby to serve as our Chief Operating Officer.  We cannot be certain that the changes in management will not negatively affect our business in the future or that additional changes in management and in the composition of our board of directors will not occur.   Additionally, we may be negatively impacted by a lack of accounting expertise, lack of internal control processes (which include lack of segregation of duties for cash disbursements and cash reconciliations), lack of accurateness and timeliness of financial reporting as a result of the resignation of our former Chief Financial Officer and Chief Operating Officer.

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

Our commercial success will depend in part on the maintenance of our license agreements. Each of our license agreements provides the licensor with a right to terminate the license agreement for our material breach or default under the agreement. Additionally, our license agreement with Dr. Hans-Dietrich Polaschegg (referred to herein as the “Polaschegg License Agreement”) provides for a right of termination for, among other things, our failure to make a product with respect to a particular piece of technology (there are two) available to the market by the later of eight years after (i) the date of the Polaschegg License Agreement and our intellectual property licensed under the Polaschegg License Agreement serves as a basis for CRMD004. Should the licensor party to any of our license agreements exercise such a termination right, we would lose our right to the intellectual property under the license agreement at issue, which loss may materially harm our business.

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

During the period from the completion of the IPO on March 30, 2010 through April 30, 2012, the high and low sales prices for our common stock were $4.00 and $0.21, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

The Units we issued in the IPO and upon conversion of certain of our convertible notes in connection therewith consisted of two shares of common stock and a warrant to purchase one share of common stock. The warrants that were issued as part of the Units have an exercise price of $3.4375 per share and expire on March 24, 2015. As of March 31, 2012, there were 4,263,569 of these warrants outstanding, which if executed, would result in the issuance of an additional 4,263,569 shares of common stock. In connection with the IPO, we also issued a warrant to purchase 2,406 Units to the underwriters of the IPO that, if executed, would result in the issuance of an additional 4,812 shares of common stock and warrants to purchase an additional 2,406 shares of common stock.

In addition, in connection with our private placement of convertible notes in October and November 2009, we issued warrants to the investors in such private placement, which warrants have an exercise price of $3.4375 per share and expire on October 29, 2014. As of March 31, 2012, the number of shares of common stock issuable upon exercise of these warrants was 503,034 shares.

As of March 31, 2012, we also had outstanding other warrants that, if exercised, would result in the issuance of an additional 17,869 shares of common stock at an exercise price of $10.66 per share and 18,250 shares of common stock at an exercise price of $7.84 per share.

As of March 31, 2012, options to purchase 1,547,122 shares of our common stock, which were issued to our officers, directors, employees and non-employee consultants, were outstanding under our Amended and Restated 2006 Stock Incentive Plan with a weighted average exercise price of $2.03 per share. Options to purchase 875,958 of such shares are currently exercisable or will be exercisable within 60 days of the date of this report.

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

Pursuant to our Amended and Restated 2006 Stock Incentive Plan, our Board of Directors is authorized to award up to a total of 2,300,000 shares of common stock or options to purchase shares of common stock to our officers, directors employees and non-employee consultants. As of March 31, 2012, options to purchase 1,547,122 shares of common stock issued under the Amended and Restated 2006 Stock Incentive Plan at a weighted average exercise price of $2.03 per share, were outstanding. Stockholders will experience dilution in the event that additional shares of common stock are issued under the Amended and Restated 2006 Stock Incentive Plan, or options previously issued or to be issued under the Amended and Restated 2006 Stock Incentive Plan are exercised.

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

We received notice from the NYSE AMEX that we fail to comply with certain of its continued listing standards, which may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the  NYSE AMEX, or AMEX, and the continued listing of our common stock on the AMEX is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses. We incurred a net loss of approximately $6.7 million for the year ended December 31, 2011 and, as of December 31, 2011, we have a deficit accumulated during the development stage of approximately $43.9 million. Unless we can raise capital through various potential sources, such as equity, debt financing, strategic relationships, out-licensing or distribution arrangements of our products, we may receive notice from the AMEX informing us that we are not in compliance with the AMEX listing standards, and we may be required to submit a plan to the AMEX advising the actions we have taken, or will take, that would bring us into compliance with all of the continued listing standards. If we are not in compliance with the continued listing standards at the end of the plan period, or if we do not make progress consistent with the plan during the plan period, the AMEX staff may initiate delisting proceedings. There can be no assurance that we will be able to make progress consistent with such plan. We have informed the AMEX that we intend to submit such a plan on or before May 21, 2012. If we fail to submit such a plan or if the plan is not accepted, the AMEX may initiate delisting proceedings. If the AMEX accepts our plan, we may be able to continue our listing for the period ending August 22, 2012 during which time we will be subject to periodic reviews to determine if we are making progress consistent with the plan. If the we do not regain compliance with Section 1003(a)(iv) by August 22, 2012, then the AMEX may initiate delisting procedures. There can be no assurance that such plan will be acceptable to the AMEX or that if such plan is acceptable to the AMEX, that we will be able to make progress consistent with such plan. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated February 29, 2012, by and between CorMedix, Inc. and Mark A. Klausner, M.D. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 27, 2012).

10.2	Amendment to Employment Agreement, dated March 22, 2012, by and between CorMedix Inc. and Brian Lenz.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Memorandum of Understanding, dated May 2, 2012, by and between CorMedix Inc. and Brian Lenz. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed May 3, 2012).

101

The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2012, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

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

CORMEDIX INC.

Date: May 15, 2012	By:	/s/ Richard M. Cohen
		Name:	Richard M. Cohen
		Title:	Executive Chairman, Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated February 29, 2012, by and between CorMedix, Inc. and Mark A. Klausner, M.D. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 27, 2012).

10.2	Amendment to Employment Agreement, dated March 22, 2012, by and between CorMedix Inc. and Brian Lenz.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Memorandum of Understanding, dated May 2, 2012, by and between CorMedix Inc. and Brian Lenz. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed May 3, 2012).

101

The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2012, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

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

