Form 10-Q
period 2012-06-30
CorMedix Inc.
filed 2012-08-13
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock, as of August 12, 2012 was 11,408,274.

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets June 30, 2012 (Unaudited) and December 31, 2011	1

	Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2012	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Six Months Ended June 30, 2012	3

	Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2012	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II OTHER INFORMATION		19

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3.	Defaults Upon Senior Securities.	36

Item 4.	Mine Safety Disclosures..	36

Item 5.	Other Information.	36

Item 6.	Exhibits.	36

SIGNATURES		38

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$893,936	$1,985,334
Prepaid research and development expenses	700	19,888
Other receivable	-	493,855
Other prepaid expenses and current assets	105,177	31,897
Total current assets	999,813	2,530,974
Property and equipment, net	8,178	11,689
Deferred financing costs	15,000	-
Security deposit	13,342	13,342
TOTAL ASSETS	$1,036,333	$2,556,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$993,767	$1,008,493
Accrued expenses	172,721	296,512
Total current liabilities	1,166,488	1,305,005
Deferred rent	13,328	14,472
TOTAL LIABILITIES	1,179,816	1,319,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,274 shares issued and outstanding at June 30, 2012 and December 31, 2011	11,408	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	44,327,183	44,172,818
Deficit accumulated during the development stage	(44,481,928)	(42,947,552)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(143,483)	1,236,528
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,036,333	$2,556,005

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Cumulative Period from July 28, 2006 (inception) Through June 30, 2012

OPERATING EXPENSES
Research and development	$248,190	$1,582,348	$623,046	$2,757,890	$22,778,719
General and administrative	376,617	898,024	912,871	1,732,506	11,831,826
Total Operating Expenses	624,807	2,480,372	1,535,917	4,490,396	34,610,545

LOSS FROM OPERATIONS	(627,807)	(2,480,372)	(1,535,917)	(4,490,396)	(34,610,545)

OTHER INCOME (EXPENSE)
Other income, net				29,819	420,987
Interest income	592	3,259	1,541	8,426	125,883
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	-	-	-	-	(11,193,028)
LOSS BEFORE INCOME TAXES	(624,215)	(2,477,113)	(1,534,376)	(4,452,151)	(45,256,703)
State income tax benefit	-	-	-	-	774,775
NET LOSS	$(624,215)	$(2,477,113)	$(1,534,376)	$(4,452,151)	$(44,481,928)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.05)	$(0.22)	$(0.13)	$(0.39)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,274	11,408,274	11,408,274	11,408,274

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)
For the Six Months Ended June 30, 2012

	Common Stock		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount

Balance at January 1, 2012	11,408,274	$11,408	$(146)	$44,172,818	$(42,947,552)	$1,236,528

Stock-based compensation				154,365		154,365

Net loss					(1,534,376)	(1,534,376)

Balance at June 30, 2012	11,408,274	$11,408	$(146)	$44,327,183	$(44,481,928)	$(143,483)

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Cumulative Period from July 28, 2006 (Inception) Through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,534,376)	$(4,452,151)	$(44,481,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	154,365	431,087	2,479,245
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	-	-	2,047,881
Amortization of debt discount	-	-	4,979,461
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	3,511	6,165	53,531
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	439,763	348,357	(105,877)
Security deposits	-	-	(13,342)
Accounts payable	(14,726)	297,541	993,767
Accrued expenses	(123,791)	(173,682)	172,721
Deferred rent	(1,144)	(1,143)	13,328
Net cash used in operating activities	(1,076,398)	(3,543,826)	(22,893,201)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,625)	(61,708)
Net cash used in investing activities	-	(1,625)	(61,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	-	-	13,364,973
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	(15,000)	-	(1,462,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	-	-	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by (used in) financing activities	(15,000)	-	23,848,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,091,398)	(3,545,451)	893,936
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,985,334	8,283,684	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$893,936	$4,738,233	$893,936
Cash paid for interest	$-	$-	$18,425
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$-	$18,897,167
Reclassification of deferred financing costs to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$-	$-	$4,979,461

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

For the six months ended June 30, 2012 and the period from July 28, 2006 (inception) to June 30, 2012, the Company incurred net losses of $1,534,376 and $44,481,928, respectively.

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. The amount of potentially dilutive securities excluded from the calculation was 6,160,826 and 6,897,250 underlying outstanding warrants and stock options at June 30, 2012 and 2011, respectively.

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

During the six months ended June 30, 2012 and 2011, options to purchase an aggregate of 380,000 and 826,000 shares of common stock, respectively, were granted to the Company’s employees, directors and consultants.

CorMedix Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock Options:

During the six months ended June 30, 2012, stock options to purchase an aggregate of 50,000 shares of common stock were awarded to a consultant of the Company. The exercise price of these options was $0.29 per share based on the fair value on the date of grant (as reported on the NYSE-Amex close of business May 14th, 2012). Vesting is contingent upon the receipt of the Company’s Neutrolin CE Mark. Since such Neutrolin CE Mark was not received as of June 30, 2012, no expense related to this grant was recorded by the Company during the six months ended June 30, 2012.

During the six months ended June 30, 2012, stock options to purchase an aggregate of 150,000 shares of common stock were granted to the Company’s directors under the Amended and Restated 2006 Stock Incentive Plan (“Plan”). These options, with an exercise price of $0.29, vest on the one-year anniversary of the grant date, January 6, 2013.

During the six months ended June 30, 2012, the Company granted a total of 180,000 ten-year term stock options to its former Chief Operating Officer/Chief Financial Officer (“COO/CFO”), under the Plan with an exercise price of $0.49, vesting on the following schedule:

•	25% on March 20, 2012, the date of grant, which were fully expensed;
•	25% on the closing of a financing by the Company with gross proceeds in excess of $1.5 million which includes either the issuance of equity, debt or any combination thereof, with an expectation by the Company, that it is probable that such objective will be achieved and the Company is expensing the vesting of such options through the end of 2012;
•	25% vest upon CE Mark approval for CRMD003 (Neutrolin®), with an expectation by the Company that it is probable that such objective will be achieved and the Company is expensing the vesting of such options through the end of 2012, and;

•	25% vest upon the launch of Neutrolin® in Europe, provided, however, that each of the events described above occur on or before December 31, 2012, for which the Company has not determined if such options will vest by year end 2012 which will occur only if and until CE Marking is achieved, as such the Company has not recognized any expense for such options.

As a result of the Company’s COO/CFO’s resignation in April 2012, 135,000 of these options were forfeited and the remaining 45,000 stock options were amended to extend the exercise period up to and through May 31, 2014. The Company re-measured and recorded as an expense the value of the 45,000 stock options and reversed the recorded expense of the forfeited stock options.

During the six months ended June 30, 2011, options to purchase an aggregate of 150,000 shares of common stock were granted to the Company’s directors under the Plan with an exercise price of $2.10 per share. These options vested on the one-year anniversary of the grant date, January 14, 2011, and have a ten-year term. Additionally, during the six months ended June 30, 2011, options to purchase 356,000 shares of common stock were granted to the Company’s Chief Medical Officer (“CMO”) under the Plan with an exercise price of $1.61 per share. These options vest in equal installments on each of the first three annual anniversaries of the grant date, March 1, 2011, and have a ten-year term.

During the six months ended June 30, 2011, the Company also granted market based stock options to a non-employee consultant to purchase 320,000 shares of common stock under the Plan with an exercise price of $1.72 per share with a five-year term. As of June 30, 2011, no non-employee stock options had vested, as the vesting of such stock options was contingent upon various performance metrics which were not achieved as of June 30, 2011.

CorMedix Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the six months ended June 30, 2012 and 2011 and the period from July 28, 2006 (inception) to June 30, 2012, the Company recorded compensation expense, in connection with common stock and stock options issued to employees, directors and consultants, of $154,365, $431,087 and $2,479,245, respectively.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Expected Term	5 years	5 years
Volatility	98% - 115%	109% - 114%
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.27% - 2.11%	1.75% - 2.11%

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted for employees and directors. The expected term of the stock options granted to consultants is based upon the contractual terms established within the operative agreements with the Company. Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has experienced forfeitures of stock options issued to its former President and Chief Executive Officer, former CMO, former Chairman and Board member, former COO/CFO and other employees. As a result of such forfeitures during 2011, the Company has established a forfeiture rate of 40% and 55% for stock option expense for the three and six months ended June 30, 2012, respectively. The Company will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of employees and directors and may adjust such forfeiture rate accordingly.

CorMedix Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A summary of the Company’s option activity under the Plan and related information is as follows:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,236,342	$2.47	1,662,827	$3.15
Forfeited	(263,050)	$1.71	(399,111)	$3.25
Granted	380,000	0.40	826,000	$1.74
Outstanding at end of period	1,353,292	$2.10	2,089,716	$2.20
Options exercisable	875,958	$2.60	454,808	$3.21
Weighted-average fair value of options granted during the period		$0.32		$1.38

The weighted average remaining contractual life of stock options outstanding at June 30, 2012 is 8.4 years. The weighted average remaining contractual life of stock options exercisable at June 30, 2012 is 8.1 years. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of June 30, 2012 for those options that have an exercise price below the quoted closing price. As of June 30, 2012, all stock options have an exercise price above the quoted closing price of the common stock of the Company, resulting in no intrinsic value.

As of June 30, 2012, the compensation expense related to non-vested options not yet recognized totaled $649,367. The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at June 30, 2012 was approximately 1.3 years.

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

CorMedix Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments:

Employment and Severance Agreements

On April 27, 2012, in connection with Brian Lenz's resignation as the Company’s Chief Operating Officer and Chief Financial Officer effective April 30, 2012, the Company and Mr. Lenz entered into a Memorandum of Understanding (the "MOU") on May 2, 2012 whereby Mr. Lenz provided certain transition services to the Company through May 31, 2012, and remained reasonably available to the Company, as requested from time to time by the Company from and after May 31, 2012. In exchange for providing such services to the Company, the Company agreed to compensate Mr. Lenz in the amount of $10,417, less applicable taxes and withholdings, in accordance with the regular payroll processing of the Company. Additionally, in consideration of Mr. Lenz's execution of the MOU and performance of the undertakings contained therein, on May 1, 2012, the Compensation Committee of the Board of Directors of the Company approved an extension of Mr. Lenz's right to exercise his 45,000 vested stock options (the "Options") through and including May 31, 2014, in accordance with the terms of the Company's Plan. The Options granted to Mr. Lenz on March 20, 2012 have an exercise price of $0.49. Mr. Lenz will have 90 days to exercise any other remaining vested options from April 30, 2012, with unvested options being forfeited effective April 30, 2012.

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

Note 6 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents, and accounts payable at June 30, 2012 are estimated to approximate their carrying values due to the relative liquidity and short-term nature of these instruments.

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

We have the worldwide rights to develop and commercialize our product candidates, CRMD003 (Neutrolin®) and CRMD004 that address significant market opportunities in the instances in which a central venous catheter is used, such as hemodialysis, intensive care units, oncology and total parenteral nutrition patients.

Our primary product candidate in development is CRMD003 (Neutrolin®) for the prevention of catheter related infections in the dialysis and non-dialysis markets, which we believe addresses a large unmet medical need and market opportunity. CRMD003 is a liquid formulation designed to prevent central venous catheter infection and maintenance of catheter patency in central venous catheters (initially in hemodialysis catheters). There are approximately 780,000 hemodialysis patients in the United States and the European Union. We believe the patients undergoing hemodialysis using a tunneled central vein catheter will be our initial target market. We project 91,000 patients in the European Union and 104,000 patients in the United States.  These patients represent nearly 30 million hemodialysis sessions per year and we believe has a market potential of approximately $300 - $400 million.

During the third quarter of 2011, we received a notice from the U.S. Food and Drug Administration, or the FDA, that our product candidate, CRMD003, Neutrolin® had been assigned to the Center for Drug Evaluation and Research, or CDER. As a result of this notice and our current capital position, we decided to change our business strategy and focus the majority of our resources on the research and development of CRMD003 and seek regulatory and commercialization approval for Neutrolin® in Europe through a CE Mark application. During the first half of 2011, we submitted our design dossier to TÜV SÜD the European notified body managing our CE Mark application. In the fourth quarter of 2011 we successfully completed our stage 1 audit with TÜV. Upon the successful completion of the stage 2 audit and the implementation and approval of our quality management system and approval of our design dossier, we anticipate being in a position to obtain a CE Mark approval by the end of the fourth quarter of 2012. If we obtain CE Mark approval in Europe, we intend to be in a position to launch Neutrolin® for the prevention of Catheter Related Bloodstream Infections, or CRBI and maintenance of catheter patency in hemodialysis patients in Europe by fourth quarter 2012/first quarter 2013. We cannot be assured of CE Mark approval of Neutrolin® on that timeline or at all. We are currently exploring the various methods of launching Neutrolin® in Europe, whether through a distributorship or partnership arrangement, or otherwise.

We are a development stage company. We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Since our inception, we have had no revenue from product sales. Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate CRMD003. As of June 30, 2012, we had an accumulated deficit of $44,481,928. Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Financial Operations Overview

Revenue

We have not generated any revenue since our inception. As of June 30, 2012, we have funded our operations primarily through debt financings and the IPO, and our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program and a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and a total of approximately $35,000 from qualified research and development expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we could generate revenue from sales or licenses of any such products.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All R&D is expensed as incurred.

Conducting a significant amount of R&D is central to our business model. Through June 30, 2012, we incurred $22,778,719 in R&D expenses since our inception in July 2006. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. As a result of our recent strategic changes, we expect our R&D expenditures to decrease and be primarily attributed to the CE Marking approval and commercialization of Neutrolin® in Europe. If the CE Marking approval and commercialization for Neutrolin® is successful, we intend to increase our R&D expenses for the foreseeable future in order to complete development of CRMD003 in the United States.

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

	Six Months Ended June 30,		Period from July 28, 2006 (Inception) through June 30, 2012
	2012	2011
CRMD001	24%	32%	54%
CRMD002	0%	0%	0%
CRMD003	70%	66%	43%
CRMD004	6%	2%	3%

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

General and Administrative Expense

General and administrative, or G&A, expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions. Other G&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our G&A expenses will remain unchanged for the remainder of 2012. From our inception on July 28, 2006 through June 30, 2012, we spent $11,831,826 on G&A expense.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on our convertible notes up to their automatic conversion into Units or common stock upon the completion of the IPO on March 30, 2010, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion feature relating to our convertible notes.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Research and Development Expense. R&D expense was $248,190 for the three months ended June 30, 2012, a decrease of $1,334,158, from $1,582,348 for the three months ended June 30, 2011. The decrease was attributable to our strategic change of direction during September 2011, which is to focus primarily on CE Marking approval for Neutrolin®. During the fourth quarter of 2011, we also discontinued the development of CRMD001, deferirprone and returned the product candidate to the licensor in December 2011. Our strategic change of direction also resulted in lower clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 during the second quarter of 2012 and lower personnel costs as a result of our Chief Medical Officer (“CMO”) transitioning to a part-time status and a 50% reduction of salary effective March 2012.

General and Administrative Expense. G&A expense was $376,617 for the three months ended June 30, 2012, a decrease of $521,407 from $898,024 for the three months ended June 30, 2011. The decrease was primarily attributable to lower compensation and stock-based compensation expense as a result of the separation of our former President and Chief Executive Officer in September 2011 and the resignation of our Chief Financial Officer in April 2012 and lower expenses related to investor relations.

Interest Income. Interest income was $592 for the three months ended June 30, 2012, a decrease of $2,667, from $3,259 for the three months ended June 30, 2011. The decrease was attributable to having lower interest-bearing cash balances during the second quarter of 2012 compared to the same quarter of 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Research and Development Expense. R&D expense was $623,046 for the six months ended June 30, 2012, a decrease of $2,134,844, from $2,757,890 for the six months ended June 30, 2011. The decrease was attributable to our strategic change of direction during September 2011, which was to focus primarily on CE Marking approval for Neutrolin®. During the fourth quarter of 2011, we also discontinued the development of CRMD001, deferiprone and returned the product candidate to the licensor in December 2011. Our strategic change of direction also resulted in lower clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 during the first half of 2012 and lower personnel costs as a result of our Chief Medical Officer transitioning to a part-time status and a 50% reduction of salary effective March 2012.

General and Administrative Expense. G&A expense was $912,871 for the six months ended June 30, 2012, a decrease of $819,635 from $1,732,506 for the six months ended June 30, 2011. The decrease was primarily attributable to lower compensation and stock-based compensation expense as a result of the separation of our former President and Chief Executive Officer in September 2011 and the resignation of our Chief Financial Officer in April 2012 and lower expenses related to investor relations.

Interest Income. Interest income was $1,541 for the six months ended June 30, 2012, a decrease of $6,885 from $8,426 for the six months ended June 30, 2011. The decrease was attributable to having lower interest-bearing cash balances during the six months period ended June 30, 2012 compared to the same period last year.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,076,398 for the six months ended June 30, 2012. The net loss of $1,534,376 for the six months ended June 30, 2012 was higher than cash used in operating activities by $457,978. The difference is attributable primarily to a stock-based compensation charge of $154,365, a decrease in prepaid expenses and other current assets of $439,763, which consisted primarily of collection of other receivables related to the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and the amortization of insurance premiums during the six months ended June 30, 2012. These were offset by a decrease in accounts payable of $14,726 and accrued expenses of $123,791 related to the reversal of year end 2011 bonuses accrued but not paid as a result of conserving cash during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2012 and 2011.

Net Cash Provided By(Used In) in Financing Activities

Net cash used in financing activities was $15,000 for the six months ended June 30, 2012 as compared to $0 for the same period last year, attributable to the efforts of the Company to raise additional funds.

Funding Requirements

Our total cash and cash equivalents as of June 30, 2012 was $893,936, compared to $1,985,334 at December 31, 2011. Since our business does not generate positive operating cash flow, we will need to either raise additional capital before we exhaust our current cash resources in order to continue to fund our R&D, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and or debt financing, strategic relationships, or out-licensing of our products. As of June 30, 2012, we have funded our operations primarily through debt financings, the IPO, and our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

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

We do not anticipate that we will generate any product revenue for 2012. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. If adequate financing is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

Based on our cash resources at June 30, 2012 and our current plan of expenditures on the CE Marking approval process for Neutrolin®, along with limited development of Neutrolin® in the United States, we believe that we have sufficient capital to fund our operations into the fourth quarter of 2012, and will need additional financing until we can achieve profitability, if ever. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our R&D programs. Each of these alternatives would likely have a material adverse effect on the prospects of our business. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method. The fair value of non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related contract service period.

For the purpose of valuing options and warrants granted to our employees, directors and officers during the six months ended June 30, 2012, we used the Black-Scholes option pricing model. We granted options to purchase an aggregate of 380,000 and 826,000 shares of common stock to our employees, directors and officers and consultants during the six months ended June 30, 2012 and 2011, respectively. Of the 380,000 options issued during the six months ended June 30, 2012, we granted 180,000 performance based options to our Chief Operating Officer and Chief Financial Officer with an exercise price of $0.49, of which 25% vested on March 20, 2012, the date of grant, and were fully expensed, 25% vest upon the closing of a financing by the Company with gross proceeds in excess of $1.5 million which includes either the issuance of equity, debt or any combination thereof with an expectation by the Company it is probable that such objective will be achieved and the Company will be expensing the vesting of such options through the end of 2012, 25% vest upon CE Mark approval for CRMD003 (Neutrolin®) with an expectation by the Company it is probable that such objective will be achieved and the Company will be expensing the vesting of such options through the end of 2012 and 25% vest upon the launch of Neutrolin® in Europe, provided, however, that each of the events described occur on or before December 31, 2012, of which the Company has not determined if such options will vest by year end 2012 which will occur only if and until CE Marking is achieved, as such the Company has not recognized any expense for such options. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, since we do not have any trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. The Company has experienced forfeitures of stock options issued to its former President and Chief Executive Officer, former Chief Medical Officer, former Chairman and Board member, former Chief Operating Officer/Chief Financial Officer and employees. As a result of such forfeitures, we established a forfeiture rate of 40% and 55% for stock option expense for the three and six months ended June 30, 2012, respectively. The Company will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of employees and board of directors and may adjust such forfeiture rate accordingly.

During the quarter ended June 30, 2012, 135,000 stock options issued to the former Chief Financial Officer were forfeited as a result of his resignation in April 2012. The expiration of the remaining 45,000 stock options were extended by the board of directors of the Company to expire on May 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act), or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 19, 2012, CorMedix was served with a lawsuit by the Superior Court of New Jersey regarding non-payment of services to Xerimis, a vendor of the Company. The Company settled the outstanding balance in May 2012 in the amount of $80,986.93.

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

We were established in July 2006 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We incurred net losses of approximately $1.5 million and $4.5 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had an accumulated deficit of approximately $44.5 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected. Development timelines, probability of success and development costs vary widely. In addition, our current focus on CE Marking approval and commercializing Neutrolin® in Europe by the CE Marking process may impact our other development efforts and timelines.

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

We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

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

During September 2011, John Houghton, our former President and Chief Executive Officer, separated from the Company and in April 2012 Brian Lenz, our former Chief Financial Officer and Chief Operating Officer resigned. Our board of directors appointed Richard Cohen to serve as our Interim Chief Executive Officer and Interim Chief Financial Officer.  The board of directors also appointed Randy Milby to serve as our Chief Operating Officer.  We cannot be certain that the changes in management will not negatively affect our business in the future or that additional changes in management and in the composition of our board of directors will not occur.   Additionally, we may be negatively impacted by a lack of accounting expertise, lack of internal control processes (which include lack of segregation of duties for cash disbursements and cash reconciliations), lack of accuracy and timeliness of financial reporting as a result of the resignation of our former Chief Financial Officer and Chief Operating Officer.

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

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland ("Geistlich") brought an action against the Sodemann patent covering our Neutrolin® product candidate which is owned by ND Partners, LLC and licensed to us pursuant to the License and Assignment Agreement between ND Partners LLC and CorMedix Inc. on January 30, 2008. The action that was brought against the Sodemann patent in Germany at the Board of the European Patent Office opposition division was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent.   The Board of the European Patent Office opposition division rejected the opposition by Geistlich. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. We filed a response to the appeal of Geistlich on March 25, 2009 where we requested a dismissal of the appeal and to maintain the patent as granted. As of the date of this Quarterly Report, no further petitions have been filed by ND Partners, LLC or Geistlich. Therefore, it can be expected that a summons to attended oral proceedings before the Board of Appeal will be issued during 2012.  Though we intend to vigorously defend ourselves and believe that Geistlich's claims are without merit, we can provide no assurances regarding the outcome of this matter.

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

During the period from the completion of the IPO on March 30, 2010 through June 30, 2012, the high and low sales prices for our common stock were $4.00 and $0.15, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

The Units we issued in the IPO and upon conversion of certain of our convertible notes in connection therewith consisted of two shares of common stock and a warrant to purchase one share of common stock. The warrants that were issued as part of the Units have an exercise price of $3.4375 per share and expire on March 24, 2015. As of June 30, 2012, there were 4,263,569 of these warrants outstanding, which if executed, would result in the issuance of an additional 4,263,569 shares of common stock. In connection with the IPO, we also issued a warrant to purchase 2,406 Units to the underwriters of the IPO that, if exercised, would result in the issuance of an additional 4,812 shares of common stock and warrants to purchase an additional 2,406 shares of common stock.

In addition, in connection with our private placement of convertible notes in October and November 2009, we issued warrants to the investors in such private placement, which warrants have an exercise price of $3.4375 per share and expire on October 29, 2014. As of June 30, 2012, the number of shares of common stock issuable upon exercise of these warrants was 503,034 shares.

As of June 30, 2012, we also had outstanding other warrants that, if exercised, would result in the issuance of an additional 17,869 shares of common stock at an exercise price of $10.66 per share and 18,250 shares of common stock at an exercise price of $7.84 per share.

As of June 30, 2012, options to purchase 1,353,292 shares of our common stock, which were issued to our officers, directors, employees and non-employee consultants, were outstanding under our Amended and Restated 2006 Stock Incentive Plan with a weighted average exercise price of $2.10 per share. Options to purchase 875,958 of such shares are currently exercisable or will be exercisable within 60 days of the date of this report.

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

Pursuant to our Amended and Restated 2006 Stock Incentive Plan, our Board of Directors is authorized to award up to a total of 2,300,000 shares of common stock or options to purchase shares of common stock to our officers, directors employees and non-employee consultants. As of June 30, 2012, options to purchase 1,353,292 shares of common stock issued under the Amended and Restated 2006 Stock Incentive Plan at a weighted average exercise price of $2.10 per share, were outstanding. Stockholders will experience dilution in the event that additional shares of common stock are issued under the Amended and Restated 2006 Stock Incentive Plan, or options previously issued or to be issued under the Amended and Restated 2006 Stock Incentive Plan are exercised.

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

Our common stock is currently listed for trading on the  NYSE AMEX, or AMEX, and the continued listing of our common stock on the AMEX is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses. We incurred a net loss of approximately $1.5 million for the six months ended June 30, 2012 and, as of June 30, 2012, we have a deficit accumulated during the development stage of approximately $44.5 million. On April 20, 2012, the AMEX notified us that we are not in continuing compliance with certain AMEX listing standards and requested that we submit a plan to regain compliance with such listing standards by August 22, 2012, which we submitted on May 17, 2012.  On June 27, 2012, the AMEX notified us that (i) it had accepted our plan, and (ii) until August 22, 2012, it will periodically review our progress with respect to such plan.  If we are not in compliance with the continued listing standards on August 22, 2012, or if we do not make progress consistent with the plan before August 22, 2012, the AMEX may initiate delisting proceedings.  Although we believe to date we are making progress with the plan and that we will be in compliance with the continued listing standards on August 22, 2012, there can be no assurance that we will be able to make progress consistent with such plan and/or be in compliance with the continued listing standards on August 22, 2012.  Unless we can raise capital through various potential sources, such as equity, debt financing, strategic relationships, out-licensing or distribution arrangements of our products, we may receive further notice from the AMEX informing us that we are not in compliance with the AMEX listing standards. If we are not in compliance with the continued listing standards at the end of the plan period, or if we do not make progress consistent with the plan during the plan period, the AMEX staff may initiate delisting proceedings. If the we do not regain compliance with Section 1003(a)(iv) by August 22, 2012, then the AMEX may initiate delisting procedures. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Memorandum of Understanding dated May 2, 2012, by and between CorMedix and Brian Lenz. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed May 3, 2012).

101	The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2012, (iii) Condensed Statement of Changes in Stockholders' Equity (Deficiency) for the six months ended June 30, 2012, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: August 13, 2012	By:	/s/ Richard M. Cohen
		Name:	Richard M. Cohen
		Title:	Executive Chairman and Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Memorandum of Understanding dated May 2, 2012, by and between CorMedix and Brian Lenz. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed May 3, 2012).

101	The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2012, (iii) Condensed Statement of Changes in Stockholders' Equity (Deficiency) for the six months ended June 30, 2012, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

