Form 10-Q/A
period 2012-06-30
CorMedix Inc.
filed 2012-09-06
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-34673

CORMEDIX INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction of Incorporation or Organization) Organization)	(I.R.S. Employer Identification No.)

745 Rt. 202-206, Suite 303, Bridgewater, NJ	08807
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, as of September 5, 2012 was 11,408,274.

Explanatory Note

This Amendment No. 1 to CorMedix Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 13, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in Extensible Business Reporting Language:  (i) the Company’s Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Company’s Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2012, (iii) the Company’s Condensed Statement of Changes in Stockholders' Equity (Deficiency) for the six months ended June 30, 2012, (iv) the Company’s Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

Item 6.                      Exhibits

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

____________________

 *           Previously filed.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: September 6, 2012	By:	/s/ Richard M. Cohen
		Name:	Richard M. Cohen
		Title:	Executive Chairman and Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)