Form 10-Q
period 2012-09-30
CorMedix Inc.
filed 2012-11-13
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock, as of November 12, 2012 was 11,408,274.

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	1

	Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Cumulative Period From July 28, 2006 (Inception) Through September 30, 2012	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Nine Months Ended September 30, 2012	3

	Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011 and for the Cumulative Period From July 28, 2006 (Inception) Through September 30, 2012	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	24

Item 5.	Other Information.	41

Item 6.	Exhibits.	41

SIGNATURES		43

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$992,341	$1,985,334
Prepaid research and development expenses	16,481	19,888
Deferred financing costs	156,566	-
Other receivable	-	493,855
Other prepaid expenses and current assets	72,288	31,897
Total current assets	1,237,676	2,530,974
Property and equipment, net	6,423	11,689
Security deposit	13,342	13,342
TOTAL ASSETS	$1,257,441	$2,556,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$917,617	$1,008,493
Accrued expenses	274,118	296,512
Senior convertible notes, net of debt discount of $172,460	42,540	-
Senior convertible notes – related parties, net of debt discount of $509,355	125,645	-
Accrued interest – related parties	1,587	-
Total current liabilities	1,361,507	1,305,005
Deferred rent	12,756	14,472
TOTAL LIABILITIES	1,374,263	1,319,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,274 shares issued and outstanding	11,408	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	45,057,016	44,172,818
Deficit accumulated during the development stage	(45,185,100)	(42,947,552)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(116,822)	1,236,528
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,257,441	$2,556,005

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Cumulative Period from July 28, 2006 (inception) Through September 30, 2012

OPERATING EXPENSES
Research and development	$255,738	$1,724,797	$878,785	$4,482,687	$23,034,457
General and administrative	421,653	877,020	1,334,522	2,609,526	12,253,479
Total Operating Expenses	677,391	2,601,817	2,213,307	7,092,213	35,287,936

LOSS FROM OPERATIONS	(677,391)	(2,601,817)	(2,213,307)	(7,092,213)	(35,287,936)

OTHER INCOME (EXPENSE)
Other income, net	-	-	-	29,819	420,987
Interest income	274	2,199	1,814	10,625	126,157
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(26,055)	-	(26,055)	-	(11,219,083)
LOSS BEFORE INCOME TAXES	(703,172)	(2,599,618)	(2,237,548)	(7,051,769)	(45,959,875)
State income tax benefit	-	-	-	-	774,775
NET LOSS	$(703,172)	$(2,599,618)	$(2,237,548)	$(7,051,769)	$(45,185,100)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.06)	$(0.23)	$(0.20)	$(0.62)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,274	11,408,274	11,408,274	11,408,274

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

 For the Nine Months Ended September 30, 2012

	Common Stock		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount

Balance at January 1, 2012	11,408,274	$11,408	$(146)	$44,172,818	$(42,947,552)	$1,236,528

Stock-based compensation				183,177		183,177

Debt discount				701,021		701,021

Net loss					(2,237,548)	(2,237,548)

Balance at September 30, 2012	11,408,274	$11,408	$(146)	$45,057,016	$(45,185,100)	$(116,822)

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Cumulative Period from July 28, 2006 (Inception) Through September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,237,548)	$(7,051,769)	$(45,185,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	183,177	534,215	2,508,057
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	4,410	-	2,052,291
Amortization of debt discount	19,206	-	4,998,667
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	5,266	9,288	55,286
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	456,871	415,429	(88,769)
Security deposits	-	-	(13,342)
Accounts payable	(146,079)	(149,222)	862,414
Accrued expenses	(33,167)	851,638	263,345
Accrued interest, related parties	1,587	-	1,587
Deferred rent	(1,716)	(1,715)	12,756
Net cash used in operating activities	(1,747,993)	(5,392,136)	(23,564,796)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,625)	(61,708)
Net cash used in investing activities	-	(1,625)	(61,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	215,000	-	13,579,973
Proceeds from senior convertible notes, related party	635,000	-	635,000
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	(95,000)	-	(1,542,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	-	-	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	755,000	-	24,618,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(992,993)	(5,393,761)	992,341
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,985,334	8,283,684	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$992,341	$2,889,923	$992,341
Cash paid for interest	$-	$-	$18,425
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$-	$18,897,167
Reclassification of deferred financing costs to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$701,021	$-	$5,680,482
Accrued deferred financing cost	$65,976	$-	$65,976

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

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2012 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the SEC on March 19, 2012 and April 26, 2012, respectively. The accompanying condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements included in such Form 10-K and 10-K/A.

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

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities. The Company has sustained losses since its inception and expects that such losses will continue over the next several years. Management believes that the Company’s recent decision to focus the majority of the Company’s resources, including the Company’s research and development efforts, primarily on the CE Marking approval and commercialization of Neutrolin® (CRMD003) in Europe will result in the currently available capital resources of the Company being sufficient to meet the Company’s operating needs into the first quarter of 2013, after giving effect to the Company’s receipt of approximately $689,000 in net proceeds from the initial closing of the Company’s 2012 convertible note financing on September 20, 2012, which financing expires on or before November 14, 2012. The Company intends to raise additional funds through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, however, the Company can provide no assurances that such financing will be available on acceptable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

CorMedix Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended September 30, 2012 and the period from July 28, 2006 (inception) to September 30, 2012, the Company incurred net losses of $2,237,548 and $45,185,100, respectively.

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. The amount of potentially dilutive securities excluded from the calculation was 10,496,735 and 6,382,457 underlying outstanding convertible notes and outstanding warrants and outstanding stock options at September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012 and 2011, options to purchase an aggregate of 380,000 and 856,000 shares of common stock, respectively, were granted to the Company’s employees, directors and consultants.

CorMedix Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Senior Convertible Notes and Warrants:

On September 20, 2012, the Company completed an initial closing of its private placement of 850 Units, each Unit consisting of (i) a one-year $1,000 aggregate principal amount 9% Senior Convertible Note (the "Notes"), convertible into shares (the "Conversion Shares") of common stock, at a conversion price of $0.35 per Note, and (ii) a five-year redeemable Warrant (the "Warrants"), to purchase 2,500 shares of common stock (the "Warrant Shares"), to certain accredited investors (the "Purchasers") pursuant to a Subscription Agreement dated September 20, 2012 (the “Subscription Agreement”). The Units were offered on a "reasonable efforts, all-or-none" basis as to 500 Units for a minimum amount of $500,000 and, thereafter on a "reasonable efforts" basis as to the remaining 2,500 Units for a maximum amount of $3,000,000 (the "Maximum Amount"). The Company received gross proceeds of $850,000 and net proceeds of approximately $689,000. The maturity date of the Notes issued in the initial closing is September 20, 2013.

The Notes bear interest at 9% per annum payable quarterly in arrears. The Company shall have the right to prepay, in certain instances, all (but not less than all, subject to certain share ownership limitations) of the then outstanding Notes by paying 120% of the principal and accrued but unpaid interest through and including the date each Note is repaid.

At the initial closing, the Purchasers were issued Warrants to purchase the Company's Common Stock, exercisable for a period of five (5) years at an initial exercise price of $0.40, subject to adjustment. The Warrants provide for customary adjustments to the exercise price in the event of stock splits, stock dividends and other similar corporate events and may be exercised on a cashless basis. The Warrants do not confer any voting rights or any other rights as a shareholder.

The Company, upon thirty-day notice to holders of outstanding Warrants, has the right, subject to certain limitations, to redeem all or any portion of the Warrants then outstanding for consideration of $0.001 per Warrant if (i) either (a) there is an effective registration statement for resale of all of the Conversion Shares, or (b) all of the Conversion Shares may be resold pursuant to Rule 144 without any restrictions or limitations, and (ii) for the ten consecutive trading days prior to the date that the Company notifies such holders of such redemption, (a) the daily volume-weight adjusted market price of the Common Stock is equal to or greater than 140% of the then exercise price, and (b) the average daily value of the trading volume is not less than $100,000.

After the initial closing, the Company may sell up to the Maximum Amount and further closings may be conducted for the sale of the Units until November 14, 2012.

The Company accounts for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records a BCF feature related to the issuance of convertible debt that have conversion features at fixed rates that are in-the-money when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The Company recorded $701,021 for the calculated fair value of the warrants and BCF, in conjunction with the convertible notes issued on September 20, 2012.

CorMedix Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company valued the warrants using the fair value method, at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

Expected Term	5 years
Volatility	117.57%
Dividend yield	0.0%
Risk-free interest rate	0.70%

Senior convertible notes consist of the following at September 30, 2012:

9% Senior convertible note	$215,000
Debt discount/beneficial conversion feature	(172,460)
Balance	$42,540
Accrued interest	$538

9% Senior convertible note, related parties	$635,000
Debt discount/beneficial conversion feature	(509,355)
Balance	$125,645
Accrued interest, related parties	$1,587

Note 4 — Stockholders’ Equity:

Common Stock Options:

During the nine months ended September 30, 2012, stock options to purchase an aggregate of 50,000 shares of common stock were awarded to a consultant of the Company. The exercise price of these options was $0.29 per share based on the fair market value on the date of grant (as reported on the NYSE-MKT close of business May 14th, 2012). Vesting is contingent upon the receipt of the Company’s Neutrolin® CE Mark. Since such Neutrolin® CE Mark was not received as of September 30, 2012, no expense related to this grant was recorded by the Company during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, stock options to purchase an aggregate of 150,000 shares of common stock were granted to the Company’s directors under the Amended and Restated 2006 Stock Incentive Plan (“Plan”). These options, with an exercise price of $0.29, vest on the one-year anniversary of the grant date, January 6, 2013.

During the nine months ended September 30, 2012, the Company granted a total of 180,000 ten-year term stock options to its former Chief Operating Officer/Chief Financial Officer (“COO/CFO”), under the Plan with an exercise price of $0.49, vesting on the following schedule:

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

CorMedix Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2011, options to purchase an aggregate of 150,000 shares of common stock were granted to the Company’s directors under the Plan with an exercise price of $2.10 per share. These options vested on the one-year anniversary of the grant date, January 14, 2011, and have a ten-year term. Additionally, during the nine months ended September 30, 2011, options to purchase 356,000 shares of common stock were granted to the Company’s Chief Medical Officer (“CMO”) under the Plan with an exercise price of $1.61 per share. These options vest in equal installments on each of the first three annual anniversaries of the grant date, March 1, 2011, and have a ten-year term.

During the nine months ended September 30, 2011, the Company also granted market based stock options to a non-employee consultant to purchase 320,000 shares of common stock under the Plan with an exercise price of $1.72 per share with a five-year term. As of September 30, 2011, no non-employee stock options had vested, as the vesting of such stock options was contingent upon various performance metrics which were not achieved as of September 30, 2011.

During the three and nine month periods ended September 30, 2012 and 2011 and the period from July 28, 2006 (inception) to September 30, 2012, the Company recorded compensation expense, in connection with common stock and stock options issued to employees, directors and consultants, of $28,812, $183,177, $103,128, $534,215 and $2,508,057, respectively.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Expected Term	5 years	5 years
Volatility	98% - 115%	109% - 115%
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.27% - 2.11%	1.02% - 2.11%

CorMedix Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted for employees and directors. The expected term of the stock options granted to consultants is based upon the contractual terms established within the operative agreements with the Company. Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has experienced forfeitures of stock options issued to its former President and Chief Executive Officer, former CMO, former Chairman and Board member, former COO/CFO and other employees. As a result of such forfeitures during 2011, the Company has established a forfeiture rate of 55% for stock option expense for the three and nine months ended September 30, 2012. The Company will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of employees and directors and may adjust such forfeiture rate accordingly.

A summary of the Company’s option activity under the Plan and related information is as follows:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,236,342	$2.47	1,662,827	$3.15
Forfeited	(263,050)	$1.71	(943,904)	$3.19
Expired/Cancelled	(217,662)	$3.13	-	-
Granted	380,000	$0.38	856,000	$1.72
Outstanding at end of period and expected to vest	1,135,630	$1.82	1,574,923	$2.35
Options exercisable	668,297	$2.41	481,262	$3.10
Outstanding options expected to vest	511,033	$1.82
Weighted-average fair value of options granted during the period		$0.32		$1.37

The weighted average remaining contractual life of stock options outstanding at September 30, 2012 is 8.0 years. The weighted average remaining contractual life of stock options exercisable at September 30, 2012 is 7.5 years. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company as of September 30, 2012 for those options that have an exercise price below the quoted closing price. As of September 30, 2012, all stock options have an exercise price above the quoted closing price of the common stock of the Company, resulting in no intrinsic value.

As of September 30, 2012, the compensation expense related to non-vested options not yet recognized totaled $620,555. The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at September 30, 2012 was approximately 0.6 years.

Note 5 — Related Party Transactions:

On September 20, 2012, Gary A. Gelbfish and Stephen W. Lefkowitz, both members of the Company’s board of directors and Randy Milby, the Company’s Chief Operating Officer participated in the Company’s private placement pursuant to the Subscription Agreement referred to in Note 3 above. Dr. Gelbfish purchased 100 Units, Mr. Lefkowitz purchased 35 Units, indirectly through Wade Capital Corporation Money Purchase Plan (an entity for which he has voting and investment control) and Mr. Milby purchased 50 Units, indirectly through MW Bridges LLC (an entity for which he is Managing Partner, and has voting and investment control). Also, beneficial owners of more than 5% of the Company’s voting securities, including Dr. Lindsay Rosenwald and Elliott Associates, indirectly through Manchester Securities Corp., purchased 50 Units and 400 Units, respectively.

CorMedix Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the quarter ended September 30, 2012, the Company engaged Chord Advisors, LLC, a financial services outsourcing company, to provide accounting services to the Company for aggregate consideration of $5,000. The Company’s Executive Chairman, Interim Chief Executive Officer and Interim Chief Financial Officer, Richard M. Cohen, is also the Chairman as well as Co-Founder of Chord Advisors, LLC. The Company’s Audit Committee has reviewed and approved this engagement.

Note 6 — Commitments:

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

CorMedix Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements:

The fair value of the Company’s cash and cash equivalents, and accounts payable at September 30, 2012 are estimated to approximate their carrying values due to the relative liquidity and short-term nature of these instruments.

Note 8 — Subsequent Events:

On May 14, 2012, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with MW Bridges LLC, of which Randy Milby is Managing Partner. Pursuant to the Consulting Agreement, Mr. Milby serves as the Company’s Chief Operating Officer. In exchange for Mr. Milby’s services, Mr. Milby received a monthly retainer of $6,400. In addition, the Company granted Mr. Milby stock options to purchase 50,000 shares of the Company’s common stock, which option vests upon the Company’s receipt of CE Mark approval for CRMD003, Neutrolin®, in accordance with the terms of the Company’s Amended and Restated 2006 Stock Incentive Plan. Further, the Company agreed to reimburse Mr. Milby for all reasonable and necessary expenses incurred while performing services in connection with the Consulting Agreement, subject to (i) the Company’s policies and procedures concerning reimbursement of such expenses, and (ii) prior approval by the Company (a) for air travel and (b) for any expense which is individually in excess of $100.

The initial term (the “Term”) of the Consulting Agreement was for three months, which expired on or about August 14, 2012. Pursuant to its terms, the Consulting Agreement was renewed upon mutual written agreement of the parties upon the same terms.

On October 31, 2012, the Company and MW Bridges LLC entered into an Amendment to the Consulting Agreement (the “Amendment”), which, among other things, (i) extended the then-current Term for an additional three months, and (ii) increased Mr. Milby’s monthly retainer to $12,000, effective October 1, 2012. In addition, either party may terminate the Consulting Agreement, as amended, upon thirty (30) days’ prior written notice.

On October 31, 2012, the Board of Directors of the Company (the “Board”) approved certain changes to the vesting and exercise terms of Timothy Hofer’s, a member of the Board who is not standing for re-election at the Company’s 2012 Annual Meeting of Stockholders, outstanding option grants, as follows (i) with respect to options to purchase 30,000 shares of the Company’s common stock, granted on January 6, 2012 in accordance with the terms of the Company’s Amended and Restated 2006 Stock Incentive Plan and with an exercise price of $0.29 (the “2012 Option”), accelerated vesting such that all 30,000 shares shall become fully vested and exercisable as of November 30, 2012 (the date of the Company’s 2012 Annual Stockholder Meeting); and (ii) with respect to the all of Mr. Hofer’s previously vested option grants, including the 2012 Option (representing options to purchase 80,000 shares of the Company’s common stock in the aggregate, and with exercise prices ranging from $0.29 to $3.125), an extension of the right to exercise such vested stock options through and including November 30, 2014, in accordance with the terms of the Company’s Amended and Restated 2006 Stock Incentive Plan.

CorMedix Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On November 9, 2012, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Oliver Buck, pursuant to which Mr. Buck will provide services and support to the Company in the field of strategic and corporate development and will specifically include direct general support to COO/the Company’s executive management team with regard to strategic planning, corporate development and, implementation of mutually agreed to tasks and projects. In exchange for Mr. Buck’s services to the Company, Mr. Buck will receive a monthly retainer of $5,400. Any additional work to be performed by Mr. Buck will be pre-approved by the Company on a case-by-case basis, and Mr. Buck will be compensated for such additional work at a rate of $1,800 per day. In addition, the Company granted to Mr. Buck stock options to purchase 200,000 shares of the Company’s common stock (the "Options") in accordance with the terms of the Company’s Amended and Restated 2006 Stock Incentive Plan. The Options have an exercise price of $0.44, being the closing sale price of the Company’s common stock, as reported on the NYSE-MKT on November 9, 2012. 50,000 shares of common stock underlying the Option vest immediately upon grant with the remainder to vest upon completion of certain operational and strategic milestones, including, but not limited to, receipt of CE Mark approval for CRMD003, Neutrolin®. Further, the Company has agreed to reimburse Mr. Buck for all reasonable documented and necessary expenses incurred in connection with services provided pursuant to the Consulting Agreement. Such expenses must be pre-approved in writing by the Company.

The Consulting Agreement will terminate on November 9, 2013, unless sooner terminated in accordance with its terms. The Consulting Agreement may be extended for additional one-year periods upon mutual written agreement by the parties. The Consulting Agreement may be terminated upon ninety (90) days’ prior written notice by either party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2011 Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission, or the SEC, on March 19, 2012 and April 26, 2012, respectively.

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

During the third quarter of 2011, we received a notice from the U.S. Food and Drug Administration, or the FDA, that our product candidate, CRMD003, Neutrolin® had been assigned to the Center for Drug Evaluation and Research, or CDER. As a result of this notice and our current capital position, we decided to change our business strategy and focus the majority of our resources on the research and development of CRMD003 and seek regulatory and commercialization approval for Neutrolin® in Europe through a CE Mark application. During the first half of 2011, we submitted our design dossier to TÜV SÜD the European notified body managing our CE Mark application. In the fourth quarter of 2011 we successfully completed our stage 1 audit with TÜV. Upon the successful completion of the stage 2 audit and the implementation and approval of our quality management system and approval of our design dossier, we anticipate being in a position to obtain a CE Mark approval by the end of the fourth quarter of 2012/first quarter 2013. If we obtain CE Mark approval in Europe, we intend to be in a position to launch Neutrolin® for the prevention of Catheter Related Bloodstream Infections, or CRBI and maintenance of catheter patency in hemodialysis patients in Europe by first/second quarter 2013. We cannot be assured of CE Mark approval of Neutrolin® on that timeline or at all. We are currently exploring the various methods of launching Neutrolin® in Europe, whether through a distributorship or partnership arrangement, or otherwise.

On October 10, 2012, the Company received ISO 13485:2003 certification. ISO 13485 is awarded by TÜV SÜD and is the globally recognized standard that outlines consistent international processes for the design and manufacturing of medical devices, including many supply chain functions such as assembly, packaging, warehousing and distribution. Compliance with ISO 13485 is often seen as a step towards achieving compliance with European regulatory requirements. The ISO 13485:2003 certification is a stand-alone standard developed by the International Organization for Standardization that provides harmonized quality management systems requirements for manufacturers of medical devices. The conformity of Medical Devices and In-vitro Diagnostic Medical Device according to EEC-decrees 93/42/EEC, 90/385/EEC and 98/79/EEC must be assessed before sale is permitted. The preferred method to prove conformity is the certification of the Quality Management System according to ISO 9001 and/or ISO 13485 and ISO 14971 by a Notified Body. The result of a positive assessment is the certificate of conformity allowing the CE Mark and the permission to sell the medical device in the European Union.

We are a development stage company. We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Since our inception, we have had no revenue from product sales. Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate CRMD003. As of September 30, 2012, we had an accumulated deficit of $45,185,100. Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

During the quarter ended September 30, 2012, we completed an initial closing of our private placement of 850 Units, each Unit consisting of (i) a one-year $1,000 aggregate principal amount 9% Senior Convertible Note, convertible into shares of common stock, at a conversion price of $0.35 per Note, and (ii) a five-year redeemable Warrant, to purchase 2,500 shares of common stock, to certain accredited investors pursuant to a Subscription Agreement dated September 20, 2012. The Units were offered on a "reasonable efforts, all-or-none" basis as to 500 Units for a minimum amount of $500,000, and, thereafter on a "reasonable efforts" basis as to the remaining 2,500 Units for a maximum amount of $3,000,000. We received gross proceeds of $850,000 and net proceeds of approximately $689,000 in the September 20, 2012 initial closing. The maturity date of the Notes issued in the initial closing is September 20, 2013. (See Notes to the Financial Statements – Note 3.)

We believe that as a result of our recent decision to focus the majority of our resources, including our research and development efforts primarily on CE Marking approval and the commercialization of Neutrolin® (CRMD003) in Europe, the net proceeds from the IPO and the initial closing from our 2012 convertible note private placement financing, our existing cash will be sufficient to fund our projected operating requirements into the first quarter of 2013. We intend to raise additional funds through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of our products, however, we can provide no assurances that such financing will be available on acceptable terms, or at all.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception. As of September 30, 2012, we have funded our operations primarily through debt financings and the IPO, and our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program and a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and a total of approximately $35,000 from qualified research and development expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

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

Conducting a significant amount of R&D is central to our business model. Through September 30, 2012, we incurred $23,034,457 in R&D expenses since our inception in July 2006. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. As a result of our recent strategic changes, we expect our R&D expenditures to decrease and be primarily attributed to the CE Marking approval and commercialization of Neutrolin® in Europe. If the CE Marking approval and commercialization for Neutrolin® is successful, we intend to increase our R&D expenses for the foreseeable future in order to complete development of CRMD003 in the United States.

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

	Nine Months Ended September 30,		Period from July 28, 2006 (Inception)
	2012	2011	through September 30, 2012
CRMD001	24%	45%	53%
CRMD002	0%	0%	0%
CRMD003	70%	53%	44%
CRMD004	6%	2%	3%

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

General and Administrative Expense

General and administrative, or G&A, expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions. Other G&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our G&A expenses will remain consistent for the remainder of 2012. From our inception on July 28, 2006 through September 30, 2012, we spent $12,253,479 on G&A expense.

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

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Research and Development Expense. R&D expense was $255,738 for the three months ended September 30, 2012, a decrease of $1,469,059 from $1,724,797 for the three months ended September 30, 2011. The decrease was attributable to our strategic change of direction during September 2011, which is to focus primarily on CE Marking approval for Neutrolin®. During the fourth quarter of 2011, we also discontinued the development of CRMD001, deferirprone and returned the product candidate to the licensor in December 2011. Our strategic change of direction also resulted in lower clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 during the second quarter of 2012 and lower personnel costs as a result of our Chief Medical Officer (“CMO”) transitioning to a part-time status and a 50% reduction of salary effective March 2012.

General and Administrative Expense. G&A expense was $421,653 for the three months ended September 30, 2012, a decrease of $455,367 from $877,020 for the three months ended September 30, 2011. The decrease was primarily attributable to lower compensation and stock-based compensation expense as a result of the separation of our former President and Chief Executive Officer in September 2011 and the resignation of our Chief Financial Officer in April 2012 and lower expenses related to investor relations.

Interest Income. Interest income was $274 for the three months ended September 30, 2012, a decrease of $1,925 from $2,199 for the three months ended September 30, 2011. The decrease was attributable to having lower interest-bearing cash balances during the second quarter of 2012 compared to the same quarter of 2011.

Interest Expense. Interest expense was $26,055 for the three months ended September 30, 2012, an increase of $26,055 from $0 for the same period last year, primarily due to the beneficial conversion feature and warrants valuation of the 9% convertible notes and warrants issued in September 2012.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Research and Development Expense. R&D expense was $878,785 for the nine months ended September 30, 2012, a decrease of $3,603,902 from $4,482,687 for the nine months ended September 30, 2011. The decrease was attributable to our strategic change of direction during September 2011, which was to focus primarily on CE Marking approval for Neutrolin®. During the fourth quarter of 2011, we also discontinued the development of CRMD001, deferiprone and returned the product candidate to the licensor in December 2011. Our strategic change of direction also resulted in lower clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 during the first half of 2012 and lower personnel costs as a result of our Chief Medical Officer transitioning to a part-time status and a 50% reduction of salary effective March 2012.

General and Administrative Expense. G&A expense was $1,334,522 for the nine months ended September 30, 2012, a decrease of $1,275,004 from $2,609,526 for the nine months ended September 30, 2011. The decrease was primarily attributable to lower compensation and stock-based compensation expense as a result of the separation of our former President and Chief Executive Officer in September 2011 and the resignation of our Chief Financial Officer in April 2012 and lower expenses related to investor relations.

Interest Income. Interest income was $1,814 for the nine months ended September 30, 2012, a decrease of $8,811 from $10,625 for the nine months ended September 30, 2011. The decrease was attributable to having lower interest-bearing cash balances during the nine months period ended September 30, 2012 compared to the same period last year.

Interest Expense. Interest expense was $26,055 for the nine months ended September 30, 2012, an increase of $26,055 from $0 for the same period last year, primarily due to the beneficial conversion feature and warrants valuation of the 9% convertible notes and warrants issued in September 2012.

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

During the quarter ended September 30, 2012, we completed an initial closing on our private placement of 850 Units, each Unit consisting of (i) a one-year $1,000 aggregate principal amount 9% Senior Convertible Note (the "Notes"), convertible into shares (the "Conversion Shares") of common stock, at a conversion price of $0.35 per Note, and (ii) a five-year redeemable Warrant (the "Warrants"), to purchase 2,500 shares of Common Stock (the "Warrant Shares"), to certain accredited investors (the "Purchasers") pursuant to a Subscription Agreement dated September 20, 2012. The Units were offered on a "reasonable efforts, all-or-none" basis as to 500 Units for a minimum amount of $500,000, and, thereafter on a "reasonable efforts" basis as to the remaining 2,500 Units for a maximum amount of $3,000,000 (the "Maximum Amount"). We received gross proceeds of $850,000 and net proceeds of approximately $689,000. The maturity date of the Notes issued in the initial closing is September 20, 2013.

The Notes bear interest at a rate of 9% per annum payable quarterly in arrears. We shall have the right to prepay, in certain instances, all (but not less than all, subject to certain share ownership limitations) of the then outstanding Notes by paying 120% of the principal and accrued but unpaid interest through and including the date each Note is repaid.

At the initial closing, the Purchasers were issued Warrants to purchase the our Common Stock, exercisable for a period of five (5) years at an initial exercise price of $0.40, subject to adjustment. The Warrants provide for customary adjustments to the exercise price in the event of stock splits, stock dividends and other similar corporate events and may be exercised on a cashless basis. The Warrants do not confer any voting rights or any other rights as a shareholder.

Upon thirty-day notice to holders of outstanding Warrants, we have the right, subject to certain limitations, to redeem all or any portion of the Warrants then outstanding for consideration of $0.001 per Warrant if (i) either (a) there is an effective registration statement for resale of all of the Conversion Shares, or (b) all of the Conversion Shares may be resold pursuant to Rule 144 without any restrictions or limitations, and (ii) for the ten consecutive trading days prior to the date that we notify such holders of such redemption, (a) the daily volume-weight adjusted market price of the Common Stock is equal to or greater than 140% of the then exercise price, and (b) the average daily value of the trading volume is not less than $100,000.

After the initial closing, we may sell up to the Maximum Amount and further closings may be conducted for the sale of the Units until November 14, 2012.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,747,993 for the nine months ended September 30, 2012. The net loss of $2,237,548 for the nine months ended September 30, 2012 was higher than cash used in operating activities by $489,555. The difference is attributable primarily to a stock-based compensation charge of $183,177, net amortization of debt discount and deferred financing cost of $23,616, a decrease in prepaid expenses and other current assets of $456,871, which consisted primarily of collection of other receivables related to the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and the amortization of insurance premiums during the nine months ended September 30, 2012. These were offset by a decrease in accounts payable of $146,079 and accrued expenses of $33,167 related to the reversal of year end 2011 bonuses accrued but not paid as a result of conserving cash during the period and additional accruals of professional fees related to debt financing.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2012 a decrease of $1,625 for the same period last year due to a purchase of office equipment during the nine months ended September 30, 2011.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $755,000 for the nine months ended September 30, 2012 as compared to $0 for the same period last year, attributable to the gross proceeds received from senior convertible notes of $850,000 offset by deferred financing cost of $95,000.

Funding Requirements

Our total cash and cash equivalents as of September 30, 2012 was $992,341, compared to $1,985,334 at December 31, 2011. Since our business does not generate positive operating cash flow, we will need to either raise additional capital before we exhaust our current cash resources in order to continue to fund our R&D, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and or debt financing, strategic relationships, or out-licensing of our products. As of September 30, 2012, we have funded our operations primarily through debt financing in September 2012, resulting in gross proceeds of $850,000, the IPO, and our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

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

Based on our cash resources at September 30, 2012, after giving effect to our receipt of approximately $689,000 in net proceeds from the initial closing of our 2012 convertible note financing, and our current plan of expenditures on the CE Marking approval process for Neutrolin®, along with limited development of Neutrolin® in the United States, we believe that we have sufficient capital to fund our operations into the first quarter of 2013, and will need additional financing until we can achieve profitability, if ever. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our R&D programs. Each of these alternatives would likely have a material adverse effect on the prospects of our business. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

For the purpose of valuing options and warrants granted to our employees, directors and officers during the nine months ended September 30, 2012, we used the Black-Scholes option pricing model. We granted options to purchase an aggregate of 380,000 and 826,000 shares of common stock to our employees, directors and officers and consultants during the nine months ended September 30, 2012 and 2011, respectively. Of the 380,000 options issued during the nine months ended September 30, 2012, we granted 180,000 performance based options to our Chief Operating Officer and Chief Financial Officer with an exercise price of $0.49, of which 25% vested on March 20, 2012, the date of grant, and were fully expensed, 25% vest upon the closing of a financing by the Company with gross proceeds in excess of $1.5 million which includes either the issuance of equity, debt or any combination thereof with an expectation by the Company it is probable that such objective will be achieved and the Company will be expensing the vesting of such options through the end of 2012, 25% vest upon CE Mark approval for CRMD003 (Neutrolin®) with an expectation by the Company it is probable that such objective will be achieved and the Company will be expensing the vesting of such options through the end of 2012 and 25% vest upon the launch of Neutrolin® in Europe, provided, however, that each of the events described occur on or before December 31, 2012, of which the Company has not determined if such options will vest by year end 2012 which will occur only if and until CE Marking is achieved, as such the Company has not recognized any expense for such options. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, since we do not have any trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. The Company has experienced forfeitures of stock options issued to its former President and Chief Executive Officer, former Chief Medical Officer, former Chairman and Board member, former Chief Operating Officer/Chief Financial Officer and employees. As a result of such forfeitures, we established a forfeiture rate of 55% for stock option expense for the three and nine months ended September 30, 2012, respectively. The Company will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of employees and board of directors and may adjust such forfeiture rate accordingly.

During the nine months ended September 30, 2012, 135,000 stock options issued to the former Chief Financial Officer were forfeited as a result of his resignation in April 2012. The expiration of the remaining 45,000 stock options was extended by the board of directors of the Company to expire on May 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act), or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 19, 2012, CorMedix was served with a lawsuit by the Superior Court of New Jersey regarding non-payment of services to Xerimis, a vendor of the Company. The Company settled the outstanding balance in May 2012 in the amount of $80,986.93.

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland ("Geistlich") brought an action against the Sodemann patent covering our Neutrolin® product candidate which is owned by ND Partners, LLC and licensed to us pursuant to the License and Assignment Agreement between ND Partners LLC and CorMedix Inc. on January 30, 2008. The action that was brought against the Sodemann patent in Germany at the Board of the European Patent Office opposition division was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent.   The Board of the European Patent Office opposition division rejected the opposition by Geistlich. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. We filed a response to the appeal of Geistlich on March 25, 2009 where we requested a dismissal of the appeal and to maintain the patent as granted. As of the date of this Quarterly Report, no further petitions have been filed by ND Partners, LLC or Geistlich. On October 10, 2012, the Company became aware that the Board of Appeals of the European Patent Office issued, on September 4, 2012, a summons for oral proceedings, which is scheduled to be held on November 28, 2012. In connection therewith, the Board of Appeals issued a non-binding, provisional opinion regarding the opposition filed by Geistlich. Such opinion highlights certain issues and topics for argument on which the Board of Appeals will focus during the oral proceedings. The Company intends to vigorously defend the patent at the oral proceedings and believes that Geistlich's claims are without merit. The Company also intends on providing the Board of Appeals with additional materials prior to and in anticipation of oral argument. The Company can provide no assurances regarding the outcome of this matter.

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

We were established in July 2006 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We incurred net losses of approximately $2.2 million and $7.1 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had an accumulated deficit of approximately $45.2 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected. Development timelines, probability of success and development costs vary widely. In addition, our current focus on CE Marking approval and commercializing Neutrolin® in Europe by the CE Marking process may impact our other development efforts and timelines.

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

We believe that existing cash will be sufficient to enable us to fund our projected operating requirements into the first quarter of 2013, based upon our recent decision to focus the majority of our resources, including our research and development efforts primarily on the CE Marking approval and commercialization of Neutrolin® (CRMD003) in Europe. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

The CE Mark is a mandatory conformity mark for products that are positioned for sale in the European Economic Area. Currently, 30 countries in Europe require products to bear CE Marking. To market in Europe, a product must first obtain the certifications necessary to affix the CE Mark. The CE Mark is an international symbol of adherence to the Medical Device Directives and the manufacturer’s declaration that the product complies with essential requirements. Compliance with these requirements is ascertained within a certified Quality Management System (QMS) pursuant to International Standards Organization (ISO) 13485. In order to obtain and to maintain a CE Mark, a product must be in compliance with the applicable quality assurance provisions of the aforementioned International Standards Organization and obtain certification of its quality assurance systems by a recognized European Union notified body. However, certain individual countries within the European Union require further approval by their national regulatory agencies. We are in the process of applying for CE Mark registration for our Neutrolin® product candidate. Failure to receive or maintain the right to affix the CE Mark or other requisite approvals could prohibit us from marketing and selling Neutrolin® in the European Union or elsewhere. In October 2012, we received ISO 13485:2003 certification, awarded by TÜV SÜD.

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

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland ("Geistlich") brought an action against the Sodemann patent covering our Neutrolin® product candidate which is owned by ND Partners, LLC and licensed to us pursuant to the License and Assignment Agreement between ND Partners LLC and CorMedix Inc. on January 30, 2008. The action that was brought against the Sodemann patent in Germany at the Board of the European Patent Office opposition division was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent.   The Board of the European Patent Office opposition division rejected the opposition by Geistlich. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. We filed a response to the appeal of Geistlich on March 25, 2009 where we requested a dismissal of the appeal and to maintain the patent as granted. As of the date of this Quarterly Report, no further petitions have been filed by ND Partners, LLC or Geistlich. On October 10, 2012, the Company became aware that the Board of Appeals of the European Patent Office issued, on September 4, 2012, a summons for oral proceedings, which is scheduled to be held on November 28, 2012. In connection therewith, the Board of Appeals issued a non-binding, provisional opinion regarding the opposition filed by Geistlich. Such opinion highlights certain issues and topics for argument on which the Board of Appeals will focus during the oral proceedings. The Company intends to vigorously defend the patent at the oral proceedings and believes that Geistlich's claims are without merit. The Company also intends on providing the Board of Appeals with additional materials prior to and in anticipation of oral argument. The Company can provide no assurances regarding the outcome of this matter.

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

During the period from the completion of the IPO on March 30, 2010 through September 30, 2012, the high and low sales prices for our common stock were $4.00 and $0.15, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

The Units we issued in the IPO and upon conversion of certain of our convertible notes in connection therewith consisted of two shares of common stock and a warrant to purchase one share of common stock. The warrants that were issued as part of the Units have an exercise price of $3.4375 per share and expire on March 24, 2015. As of September 30, 2012, there were 4,263,569 of these warrants outstanding, which if executed, would result in the issuance of an additional 4,263,569 shares of common stock. In connection with the IPO, we also issued a warrant to purchase 2,406 Units to the underwriters of the IPO that, if exercised, would result in the issuance of an additional 4,812 shares of common stock and warrants to purchase an additional 2,406 shares of common stock.

In addition, in connection with our private placement of convertible notes in October and November 2009, we issued warrants to the investors in such private placement, which warrants have an exercise price of $3.4375 per share and expire on October 29, 2014. As of September 30, 2012, the number of shares of common stock issuable upon exercise of these warrants was 503,034 shares.

As of September 30, 2012, we also had outstanding other warrants that, if exercised, would result in the issuance of an additional 17,869 shares of common stock at an exercise price of $10.66 per share and 18,250 shares of common stock at an exercise price of $7.84 per share.

As of September 30, 2012, options to purchase 1,135,630 shares of our common stock, which were issued to our officers, directors, employees and non-employee consultants, were outstanding under our Amended and Restated 2006 Stock Incentive Plan with a weighted average exercise price of $1.82 per share. Options to purchase 668,297 of such shares are currently exercisable or will be exercisable within 60 days of the date of this report.

As of September 30, 2012, we had outstanding senior convertible notes with an aggregate face value of $850,000 that, if converted would result in the issuance of an additional 2,428,571 shares of common stock. Additionally, in connection with the private placement of convertible notes in September 2012, we issued five-year warrants with an exercise price of $0.40 per share that, if exercised, would result in the issuance of an additional 2,125,000 shares of common stock.

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

Pursuant to our Amended and Restated 2006 Stock Incentive Plan, our Board of Directors is authorized to award up to a total of 2,300,000 shares of common stock or options to purchase shares of common stock to our officers, directors employees and non-employee consultants. As of September 30, 2012, options to purchase 1,135,630 shares of common stock issued under the Amended and Restated 2006 Stock Incentive Plan at a weighted average exercise price of $1.82 per share, were outstanding. Stockholders will experience dilution in the event that additional shares of common stock are issued under the Amended and Restated 2006 Stock Incentive Plan, or options previously issued or to be issued under the Amended and Restated 2006 Stock Incentive Plan are exercised.

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

We received notice from the NYSE-MKT that we fail to comply with certain of its continued listing standards, which may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the NYSE-MKT, and the continued listing of our common stock on the NYSE-MKT is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses. We incurred a net loss of approximately $2.2 million for the nine months ended September 30, 2012 and, as of September 30, 2012 we have a deficit accumulated during the development stage of approximately $45.2 million.  On April 20, 2012, the NYSE-MKT notified us that we are not in continuing compliance with certain listing standards and requested that we submit a plan to regain compliance with such listing standards by August 22, 2012, which we submitted on May 17, 2012.  On June 27, 2012, the NYSE-MKT notified us that it had accepted our plan to regain compliance with the continued listing standards of the NYSE-MKT by August 22, 2012.  On August 20, 2012, we requested an extension of the plan period.  On September 21, 2012, the NYSE-MKT notified us that it was granting us an extension until January 31, 2013 to regain compliance with the continued listing standards of the NYSE-MKT.  The NYSE-MKT determined that in accordance with Section 109 of the Company Guide, we made reasonable demonstration of our ability to regain compliance with Section 1003(a)(iv) of the Company Guide by the end of the extended plan period.   The Company will be subject to periodic review by the NYSE-MKT during the extended plan period.  Although we believe to date we are making progress with the plan and that we will be in compliance with the continued listing standards, unless we can raise capital through various potential sources, such as equity, debt financing, strategic relationships, out-licensing or distribution arrangements of our products, we may receive further notice from the NYSE-MKT informing us that we are not in compliance with the listing standards.  If we are not in compliance with the continued listing standards at the end of the extended plan period, or if we do not make progress consistent with the plan during the extended plan period, the NYSE-MKT staff may initiate delisting proceedings. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the NYSE-MKT Company Guide.

If our common stock were no longer listed on the NYSE-MKT, investors might only be able to trade on the OTC Bulletin Board® or in the Pink Sheets® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

Because the average daily trading volume of our common stock is low, the ability to sell our shares in the secondary trading market may be limited.

Because the average daily trading volume of our common stock on the NYSE-MKT is low, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of exchange-listed companies, which could limit investors’ ability to sell shares in the secondary trading market.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 5.	Other Information.

On November 9, 2012, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Oliver Buck, pursuant to which Mr. Buck will provide services and support to the Company in the field of strategic and corporate development and will specifically include direct general support to COO/the Company’s executive management team with regard to strategic planning, corporate development and, implementation of mutually agreed to tasks and projects. In exchange for Mr. Buck’s services to the Company, Mr. Buck will receive a monthly retainer of $5,400. Any additional work to be performed by Mr. Buck will be pre-approved by the Company on a case-by-case basis, and Mr. Buck will be compensated for such additional work at a rate of $1,800 per day. In addition, the Company granted to Mr. Buck stock options to purchase 200,000 shares of the Company’s common stock (the "Options") in accordance with the terms of the Company’s Amended and Restated 2006 Stock Incentive Plan. The Options have an exercise price of $0.44, being the closing sale price of the Company’s common stock, as reported on the NYSE-MKT on November 9, 2012. 50,000 shares of common stock underlying the Option vest immediately upon grant with the remainder to vest upon completion of certain operational and strategic milestones, including, but not limited to, receipt of CE Mark approval for CRMD003, Neutrolin®. Further, the Company has agreed to reimburse Mr. Buck for all reasonable documented and necessary expenses incurred in connection with services provided pursuant to the Consulting Agreement. Such expenses must be pre-approved in writing by the Company.

The Consulting Agreement will terminate on November 9, 2013, unless sooner terminated in accordance with its terms. The Consulting Agreement may be extended for additional one-year periods upon mutual written agreement by the parties. The Consulting Agreement may be terminated upon ninety (90) days’ prior written notice by either party.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

4.1	Form of 9% Senior Convertible Note due 2013.*

4.2	Form of Purchaser Warrant.*

4.3	Form of Placement Agent Warrant.*

4.4	Form of Subscription Agreement.*

4.5	Form of Registration Rights Agreement.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through September 30, 2012, (iii) Condensed Statement of Changes in Stockholders' Equity (Deficiency) for the nine months ended September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through September 30, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: November 13, 2012	By:	/s/ Richard M. Cohen
		Name:	Richard M. Cohen
		Title:	Executive Chairman and Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of 9% Senior Convertible Note due 2013.*

4.2	Form of Purchaser Warrant.*

4.3	Form of Placement Agent Warrant.*

4.4	Form of Subscription Agreement.*

4.5	Form of Registration Rights Agreement.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through September 30, 2012, (iii) Condensed Statement of Changes in Stockholders' Equity (Deficiency) for the nine months ended September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through September 30, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

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

