Form 10-Q/A
period 2012-09-30
CorMedix Inc.
filed 2013-03-27
CIK 1410098

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

EXPLANATORY NOTE

CorMedix Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the “Original Filing”), to correct its unaudited condensed financial statements included in the Original Filing, to reflect an additional expense of $325,000 in the three and nine months ended September 30, 2012. The correction was due to a proposed settlement of litigation that was authorized in October 2012 for which the Company recorded a non-cash expense of $325,000 in the condensed financial statements in this filing.

In addition, “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors” have been revised to reflect the correct amounts of its general and administrative expense for the three and nine months ended September 30, 2012 and the cumulative period from July 28, 2006 (Inception) to September 30, 2012, net loss for the three and nine months ended September 30, 2012 and the cumulative period from July 28, 2006 (Inception) through September 30, 2012 and accumulated deficit as of September 30, 2012. We have revised “Part II. Item 3. Legal Procedings” to update the status of the litigation as of the date of this Amendment No. 1. We also have amended “Part I Item 4. Controls and Procedures” to reflect a material weakness in our internal control over financial reporting.

In addition to the corrections above, this Amendment also restates “Part II. Item 6. Exhibits” to include currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 32.1 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after November 13, 2012, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

- i -

CORMEDIX INC.

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2012 (Restated) and December 31, 2011	1

	Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 (Restated) and 2011 and for the Cumulative Period From July 28, 2006 (Inception) Through September 30, 2012 (Restated)	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) for the Nine Months Ended September 30, 2012 (Restated)	3

	Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 (Restated) and 2011 and for the Cumulative Period From July 28, 2006 (Inception) Through September 30, 2012 (Restated)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 4.	Controls and Procedures.	24

PART II OTHER INFORMATION		25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 6.	Exhibits.	42

SIGNATURES		44

- ii -

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Note 1)
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$992,341	$1,985,334
Prepaid research and development expenses	16,481	19,888
Deferred financing costs	156,566	-
Other receivable	-	493,855
Other prepaid expenses and current assets	72,288	31,897
Total current assets	1,237,676	2,530,974
Property and equipment, net	6,423	11,689
Security deposit	13,342	13,342
TOTAL ASSETS	$1,257,441	$2,556,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$917,617	$1,008,493
Accrued expenses	599,118	296,512
Senior convertible notes, net of debt discount of $172,460	42,540	-
Senior convertible notes – related parties, net of debt discount of $509,355	125,645	-
Accrued interest – related parties	1,587	-
Total current liabilities	1,686,507	1,305,005
Deferred rent	12,756	14,472
TOTAL LIABILITIES	1,699,263	1,319,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock - $0.001 par value: 40,000,000 shares authorized, 11,408,274 shares issued and outstanding	11,408	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	45,057,016	44,172,818
Deficit accumulated during the development stage	(45,510,100)	(42,947,552)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(441,822)	1,236,528
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,257,441	$2,556,005

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Cumulative Period from July 28, 2006 (inception) Through September 30, 2012
	(Restated)		(Restated)		(Restated)
OPERATING EXPENSES
Research and development	$255,738	$1,724,797	$878,785	$4,482,687	$23,034,457
General and administrative	746,653	877,020	1,659,522	2,609,526	12,578,479
Total Operating Expenses	1,002,391	2,601,817	2,538,307	7,092,213	35,612,936

LOSS FROM OPERATIONS	(1,002,391)	(2,601,817)	(2,538,307)	(7,092,213)	(35,612,936)

OTHER INCOME (EXPENSE)
Other income, net	-	-	-	29,819	420,987
Interest income	274	2,199	1,814	10,625	126,157
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(26,055)	-	(26,055)	-	(11,219,083)
LOSS BEFORE INCOME TAXES	(1,028,172)	(2,599,618)	(2,562,548)	(7,051,769)	(46,284,875)
State income tax benefit	-	-	-	-	774,775
NET LOSS	$(1,028,172)	$(2,599,618)	$(2,562,548)	$(7,051,769)	$(45,510,100)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.23)	$(0.22)	$(0.62)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,408,274	11,408,274	11,408,274	11,408,274

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)
For the Nine Months Ended September 30, 2012

 (Restated)

	Common Stock		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount

Balance at January 1, 2012	11,408,274	$11,408	$(146)	$44,172,818	$(42,947,552)	$1,236,528

Stock-based compensation				183,177		183,177

Debt discount				701,021		701,021

Net loss					(2,562,548)	(2,562,548)

Balance at September 30, 2012	11,408,274	$11,408	$(146)	$45,057,016	$(45,510,100)	$(441,822)

See Notes to Unaudited Condensed Financial Statements.

CorMedix Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Cumulative Period from July 28, 2006 (Inception) Through September 30, 2012
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,562,548)	$(7,051,769)	$(45,510,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	183,177	534,215	2,508,057
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	4,410	-	2,052,291
Amortization of debt discount	19,206	-	4,998,667
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,017
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	5,266	9,288	55,286
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	456,871	415,429	(88,769)
Security deposits	-	-	(13,342)
Accounts payable	(146,079)	(149,222)	862,414
Accrued expenses	291,833	851,638	588,345
Accrued interest, related parties	1,587	-	1,587
Deferred rent	(1,716)	(1,715)	12,756
Net cash used in operating activities	(1,747,993)	(5,392,136)	(23,564,796)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,625)	(61,708)
Net cash used in investing activities	-	(1,625)	(61,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	2,465,749
Proceeds from senior convertible notes	215,000	-	13,579,973
Proceeds from senior convertible notes, related party	635,000	-	635,000
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Deferred financing costs	(95,000)	-	(1,542,400)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	-	-	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	755,000	-	24,618,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(992,993)	(5,393,761)	992,341
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,985,334	8,283,684	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$992,341	$2,889,923	$992,341
Cash paid for interest	$-	$-	$18,425
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$-	$18,897,167
Reclassification of deferred financing costs to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$748,495
Debt discount on senior convertible notes	$701,021	$-	$5,680,482
Accrued deferred financing cost	$65,976	$-	$65,976

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

For the nine months ended September 30, 2012 and the period from July 28, 2006 (inception) to September 30, 2012, the Company incurred net losses of $2,562,548 and $45,510,100, respectively.

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

The Company accounts for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company records a BCF related to the issuance of convertible debt that have conversion features at fixed rates that are in-the-money when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the term of the convertible note. The Company recorded $701,021 for the calculated fair value of the warrants and BCF, in conjunction with the convertible notes issued on September 20, 2012.

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

Note 8 — Subsequent Events:

In March 2013, the Audit Committee of the Company concluded that the Company’s unaudited condensed financial statements for the three and nine month periods ended September 30, 2012 and the cumulative period from July 28, 2006 (Inception) to September 30, 2012 should be restated. This restatement is a non-cash related expense which relates to the following: on October 17, 2012, the Board of Directors of the Company authorized the negotiation of a settlement agreement with Geistlich Sohn AG fur Chemische Industrie, Switzerland (“Geistlich”) in the action in Germany against the Sodemann patent covering Neutrolin (See Part II - Other Information Item 1. Legal Proceedings). The proposed settlement was to offer Geistlich as consideration up to 500,000 shares of the Company’s common stock. The settlement proposal, if accepted by Geistlich, must be presented to the Company’s board of directors for final approval. The Company recorded the value of the proposed 500,000 shares in the amount of $325,000 as a non-cash expense based on the stock price at the close of business on October 17, 2012. In November 2012, the Company reversed the non-cash expense recorded due to action of the Board of Appeals of the European Patent Office on November 28, 2012 verbally upholding the Sodemann patent covering Neutrolin.

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

Note 9 — Restatement of Condensed Financial Statements:

The Company has identified an expense relating to the three and nine months ended September 30, 2012 and the cumulative period from July 28, 2006 (Inception) to September 30, 2012, which was not recorded in the amount of $325,000 (See Note 8 – Subsequent Events). The following table illustrates the effect on each line item as of and for the three and nine months ended September 30, 2012 and the cumulative period from July 28, 2006 (Inception) to September 30, 2012:

	As Previously Reported	As Restated
	($)	($)
Condensed Balance Sheets as of September 30, 2012 (Unaudited)
Accrued expenses	274,118	599,118
Total current liabilities	1,361,507	1,686,507
Total liabilities	1,374,263	1,699,263
Deficit accumulated during development stage	(45,185,100)	(45,510,100)
Total stockholders’ equity (deficiency)	(116,822)	(441,822)

CorMedix Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As Previously Reported	As Restated
	($)	($)
Condensed Statements of Operations for the Three Months Ended September 30, 2012 (Unaudited)
General and administrative	421,653	746,653
Total operating expenses	677,391	1,002,391
Loss from operations	(677,391)	(1,002,391)
Loss before income taxes	(703,172)	(1,028,172)
Net loss	(703,172)	(1,028,172)
Net loss per share – basic and diluted	(0.06)	(0.09)
Condensed Statements of Operations for the Nine Months Ended September 30, 2012 (Unaudited)
General and administrative	1,334,522	1,659,522
Total operating expenses	2,213,307	2,538,307
Loss from operations	(2,213,307)	(2,538,307)
Loss before income taxes	(2,237,548)	(2,562,548)
Net loss	(2,237,548)	(2,562,548)
Net loss per share – basic and diluted	(0.20)	(0.22)
Condensed Statements of Operations Cumulative Period from July 28, 2006 (Inception) through September 30, 2012 (Unaudited)
General and administrative	12,253,479	12,578,479
Total operating expenses	35,287,936	35,612,936
Loss from operations	(35,287,936)	(35,612,936)
Loss before income taxes	(45,959,875)	(46,284,875)
Net loss	(45,185,100)	(45,510,100)
Condensed Statement of Changes in Stockholders’ Equity (Deficiency) for the Nine Months Ended September 30, 2012 Deficit Accumulated During the Development Stage (Unaudited)
Net loss	(2,237,548)	(2,562,548)
Balance at September 30, 2012	(45,185,100)	(45,510,100)
Condensed Statement of Changes in Stockholders’ Equity (Deficiency) for the Nine Months Ended September 30, 2012 Total Stockholders’ Equity (Deficiency) (Unaudited)
Net loss	(2,237,548)	(2,562,548)
Balance at September 30, 2012	(116,822)	(441,822)
Condensed Statement of Cash Flows For the Nine Months Ended September 30, 2012 (Unaudited)
Net loss	(2,237,548)	(2,562,548)
Accrued expenses	(33,167)	291,833
Condensed Statement of Cash Flows Cumulative Period from July 29, 2006 (inception) through September 30, 2012 (Unaudited)
Net loss	(45,185,100)	(45,510,100)
Accrued expenses	263,345	588,345

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a development stage company. We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Since our inception, we have had no revenue from product sales. Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate CRMD003. As of September 30, 2012, we had an accumulated deficit of $45,510,100. Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

General and Administrative Expense

General and administrative, or G&A, expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions. Other G&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our G&A expenses will remain consistent for the remainder of 2012. From our inception on July 28, 2006 through September 30, 2012, we spent $12,578,479 on G&A expense.

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

General and Administrative Expense. G&A expense was $746,653 for the three months ended September 30, 2012, a decrease of $130,367 from $877,020 for the three months ended September 30, 2011. The decrease was primarily attributable to lower compensation and stock-based compensation expense as a result of the separation of our former President and Chief Executive Officer in September 2011 and the resignation of our Chief Financial Officer in April 2012 and lower expenses related to investor relations, offset by a $325,000 non-cash litigation expense which resulted from the board authorization to settle the action in Germany against the Sodemann patent covering Neutrolin.

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

General and Administrative Expense. G&A expense was $1,659,522 for the nine months ended September 30, 2012, a decrease of $950,004 from $2,609,526 for the nine months ended September 30, 2011. The decrease was primarily attributable to lower compensation and stock-based compensation expense as a result of the separation of our former President and Chief Executive Officer in September 2011 and the resignation of our Chief Financial Officer in April 2012 and lower expenses related to investor relations, offset by a $325,000 non-cash litigation expense which resulted from the board authorization to settle the action in Germany against the Sodemann patent covering Neutrolin.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,747,993 for the nine months ended September 30, 2012. The net loss of $2,562,548 for the nine months ended September 30, 2012 was higher than cash used in operating activities by $814,555. The difference is attributable primarily to a stock-based compensation charge of $183,177, net amortization of debt discount and deferred financing cost of $23,616, a decrease in prepaid expenses and other current assets of $456,871, which consisted primarily of collection of other receivables related to the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and the amortization of insurance premiums during the nine months ended September 30, 2012, and an increase in accrued expenses of $291,833 primarily due to the accrual of non-cash litigation expense which resulted from the board authorization to settle the action in Germany against the Sodemann patent covering Neutrolin, offset by a decrease in accounts payable of $146,079.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4.	Controls and Procedures.

In the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified a material weakness in our internal control over financial reporting with respect to a lack of accounting expertise related to non-routine, complex accounting matters. This material weakness resulted in a restatement of the financial statements in our September 30, 2012 Quarterly Report on Form 10-Q. In the first quarter of 2013, we initiated appropriate measures to remediate this weakness by forming an accounting oversight committee ("Oversight Committee"), comprised of members of our senior management, which intends to engage a third party GAAP advisor, charged with the task of discussing and reviewing all significant transactions that have financial recognition issues, either to be recorded or disclosed. The Oversight Committee will consult with outside corporate counsel, and retain a third party GAAP advisor to assist as well as advise the CFO and the Audit Committee on a timely basis, including quarter-end and year-end reviews of proposed accounting for and disclosure of significant financial transactions and changes in GAAP.

Evaluation of Disclosure Controls and Procedures

Disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures, and as a result of the material weakness described above, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than described above, during the three months ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act), or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 19, 2012, CorMedix was served with a lawsuit by the Superior Court of New Jersey regarding non-payment of services to Xerimis, a vendor of the Company. The Company settled the outstanding balance in May 2012 in the amount of $80,986.93.

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland ("Geistlich") brought an action against the Sodemann patent covering our Neutrolin® product candidate which is owned by ND Partners, LLC and licensed to us pursuant to the License and Assignment Agreement between ND Partners LLC and CorMedix Inc. The action that was brought against the Sodemann patent in Germany at the Board of the European Patent Office opposition division was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent.   The Board of the European Patent Office opposition division rejected the opposition by Geistlich. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. We filed a response to the appeal of Geistlich on March 25, 2009 where we requested a dismissal of the appeal and to maintain the patent as granted. As of the date of this Amendment No. 1 to the Quarterly Report, no further petitions have been filed by ND Partners, LLC or Geistlich. On October 10, 2012, the Company became aware that the Board of Appeals of the European Patent Office issued, on September 4, 2012, a summons for oral proceedings. On November 28, 2012, the Board of Appeals of the European Patent Office held oral proceedings and verbally upheld the Sodemann patent covering Neutrolin®, but remanded the proceeding to the lower court to consider restricting certain of the Sodemann patent claims. The Company believes it will receive the Appeals Board final written decision sometime in the first half of 2013. The Company intends to vigorously defend the patent. However, the Company can provide no assurances regarding the outcome of this matter.

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

We were established in July 2006 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We incurred net losses of approximately $2.6 million and $7.1 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had an accumulated deficit of approximately $45.5 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected. Development timelines, probability of success and development costs vary widely. In addition, our current focus on CE Marking approval and commercializing Neutrolin® in Europe by the CE Marking process may impact our other development efforts and timelines.

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

We have identified a material weakness in our internal control over financial reporting, and our internal control over financial accounting and our disclosure controls and procedures may not prevent all possible errors that could occur.

In the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified a material weakness in our internal control over financial reporting process with respect to lack of accounting expertise related to non-routine, complex accounting matters. This material weakness resulted in a restatement of the financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all of our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost effective control system, misstatements due to error could occur and not be detected. This and any future failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

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

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland ("Geistlich") brought an action against the Sodemann patent covering our Neutrolin® product candidate which is owned by ND Partners, LLC and licensed to us pursuant to the License and Assignment Agreement between ND Partners LLC and CorMedix Inc. The action that was brought against the Sodemann patent in Germany at the Board of the European Patent Office opposition division was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent.   The Board of the European Patent Office opposition division rejected the opposition by Geistlich. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. We filed a response to the appeal of Geistlich on March 25, 2009 where we requested a dismissal of the appeal and to maintain the patent as granted. As of the date of this Amendment No. 1 to the Quarterly Report, no further petitions have been filed by ND Partners, LLC or Geistlich. On October 10, 2012, the Company became aware that the Board of Appeals of the European Patent Office issued, on September 4, 2012, a summons for oral proceedings. On November 28, 2012, the Board of Appeals of the European Patent Office held oral proceedings and verbally upheld the Sodemann patent covering Neutrolin®, but remanded the proceeding to the lower court to consider restricting certain of the Sodemann patent claims. The Company believes it will receive the Appeals Board final written decision sometime in the first half of 2013. The Company intends to vigorously defend the patent. However, the Company can provide no assurances regarding the outcome of this matter.

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

Pursuant to our Amended and Restated 2006 Stock Incentive Plan, our Board of Directors is authorized to award up to a total of 2,300,000 shares of common stock or options to purchase shares of common stock to our officers, directors, employees and non-employee consultants. As of September 30, 2012, options to purchase 1,135,630 shares of common stock issued under the Amended and Restated 2006 Stock Incentive Plan at a weighted average exercise price of $1.82 per share, were outstanding. Stockholders will experience dilution in the event that additional shares of common stock are issued under the Amended and Restated 2006 Stock Incentive Plan, or options previously issued or to be issued under the Amended and Restated 2006 Stock Incentive Plan are exercised.

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

Our common stock is currently listed for trading on the NYSE-MKT, and the continued listing of our common stock on the NYSE-MKT is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses. We incurred a net loss of approximately $2.6 million for the nine months ended September 30, 2012 and, as of September 30, 2012 we have a deficit accumulated during the development stage of approximately $45.5 million.  On April 20, 2012, the NYSE-MKT notified us that we are not in continuing compliance with certain listing standards and requested that we submit a plan to regain compliance with such listing standards by August 22, 2012, which we submitted on May 17, 2012.  On June 27, 2012, the NYSE-MKT notified us that it had accepted our plan to regain compliance with the continued listing standards of the NYSE-MKT by August 22, 2012.  On August 20, 2012, we requested an extension of the plan period.  On September 21, 2012, the NYSE-MKT notified us that it was granting us an extension until January 31, 2013 to regain compliance with the continued listing standards of the NYSE-MKT.  The NYSE-MKT determined that in accordance with Section 109 of the Company Guide, we made reasonable demonstration of our ability to regain compliance with Section 1003(a)(iv) of the Company Guide by the end of the extended plan period.   The Company will be subject to periodic review by the NYSE-MKT during the extended plan period.  Although we believe to date we are making progress with the plan and that we will be in compliance with the continued listing standards, unless we can raise capital through various potential sources, such as equity, debt financing, strategic relationships, out-licensing or distribution arrangements of our products, we may receive further notice from the NYSE-MKT informing us that we are not in compliance with the listing standards.  If we are not in compliance with the continued listing standards at the end of the extended plan period, or if we do not make progress consistent with the plan during the extended plan period, the NYSE-MKT staff may initiate delisting proceedings. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the NYSE-MKT Company Guide.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

4.1	Form of 9% Senior Convertible Note due 2013.(1)

4.2	Form of Purchaser Warrant.(1)

4.3	Form of Placement Agent Warrant.(1)

4.4	Form of Subscription Agreement.(1)*

4.5	Form of Registration Rights Agreement.(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from CorMedix Inc. Form 10-Q/A for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through September 30, 2012, (iii) Condensed Statement of Changes in Stockholders' Equity (Deficiency) for the nine months ended September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through September 30, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the exhibit enumerated in the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: March 27, 2013	By:	/s/ Randy Milby
		Name:	Randy Milby
		Title:	Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of 9% Senior Convertible Note due 2013 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on November 13, 2012).

4.2	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on November 13, 2012).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on November 13, 2012).

4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on November 13, 2012).

4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on November 13, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from CorMedix Inc. Form 10-Q/A for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through September 30, 2012, (iii) Condensed Statement of Changes in Stockholders' Equity (Deficiency) for the nine months ended September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through September 30, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

*	Filed herewith.

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

