Form 10-Q
period 2013-06-30
CorMedix Inc.
filed 2013-08-14
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

The number of shares outstanding of the issuer’s common stock, as of August 6, 2013 was 14,354,564.

CORMEDIX INC.
(A Development Stage Company)

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2013	2

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited) for the Six Months Ended June 30, 2013	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2013	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Note 1)
ASSETS
Current assets
Cash	$158,405	$835,471
Prepaid research and development expenses	700	11,221
Deferred financing costs	204,056	257,886
Other prepaid expenses and current assets	15,000	30,677
Total current assets	378,161	1,135,255
Property and equipment, net	3,582	4,668
Security deposit	13,342	13,342
TOTAL ASSETS	$395,085	$1,153,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,489,143	$1,023,553
Accrued expenses	378,501	306,983
Accrued interest, related parties	15,077	16,175
Senior convertible notes, net of debt discount of $40,534 at June 30, 2013 and $647,939 at December 31, 2012	166,466	16,061
Senior convertible notes - related parties, net of debt discount of $130,080 at June 30, 2013 and $406,316 at December 31, 2012	529,920	253,684
Total current liabilities	2,579,107	1,616,456
Deferred rent	9,721	12,185
TOTAL LIABILITIES	2,588,828	1,628,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value: 2,000,000 shares authorized, 287,324 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	287	-
Common stock - $0.001 par value: 80,000,000 shares authorized, 13,518,186 and 11,408,274 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	13,518	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	47,564,257	45,886,596
Deficit accumulated during the development stage	(49,771,659)	(46,373,234)
TOTAL STOCKHOLDERS’ DEFICIT	(2,193,743)	(475,376)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$395,085	$1,153,265

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Cumulative Period from July 28, 2006 (inception) Through June 30, 2013

OPERATING EXPENSES
Research and development	$390,174	$248,190	$655,209	$623,046	$23,998,514
General and administrative	908,736	376,617	1,460,478	912,871	14,236,512
Total Operating Expenses	1,298,910	624,807	2,115,687	1,535,917	38,235,026

LOSS FROM OPERATIONS	(1,298,910)	(624,807)	(2,115,687)	(1,535,917)	(38,235,026)

OTHER INCOME (EXPENSE)
Other income, net	-	-	-	-	420,987
Interest income	105	592	233	1,541	126,540
Foreign currency loss	(904)	-	(904)	-	(904)
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(661,162)	-	(1,101,565)	-	(12,677,529)
LOSS BEFORE INCOME TAXES	(1,960,871)	(624,215)	(3,217,923)	(1,534,376)	(50,365,932)
State income tax benefit	-	-	-	-	774,775
NET LOSS	(1,960,871)	(624,215)	(3,217,923)	$(1,534,376)	$(49,591,157)
Deemed dividend – beneficial conversion feature	-	-	(180,502)	-	(180,502)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,960,871)	$(624,215)	$(3,398,425)	$(1,534,376)	$(49,771,659)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.15)	$(0.05)	$(0.28)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13,048,815	11,408,274	12,329,993	11,408,274

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
For the Six Months Ended June 30, 2013

							Deficit
							Accumulated
			Non-Voting		Deferred	Additional	During the	Total
	Common Stock		Preferred Stock – Series A		Stock	Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Issuances	Capital	Stage	Deficit

Balance at January 1, 2013	11,408,274	$11,408	-	$-	$(146)	$45,886,596	$(46,373,234)	$(475,376)

Non-voting preferred stock issued in February 2013 private placement at $0.70 per share, net			761,429	761		506,372		507,133
Conversion of Series A non-voting preferred stock to common stock	474,105	474	(474,105)	(474)				-
Deemed dividend related to beneficial conversion feature of Series A non-voting preferred stock						180,502	(180,502)	-
Repurchase of outstanding warrants						(33,000)		(33,000)
Stock-based compensation						431,849		431,849
Warrants issued in connection with license agreement						76,574		76,574
Stock issued in connection with senior convertible note conversion at $0.35 per share	1,305,716	1,306				455,694		457,000
Stock issued in connection with warrants exercised	330,091	330				59,670		60,000
Net loss							(3,217,923)	(3,217,923)

Balance at June 30, 2013	13,518,186	$13,518	287,324	$287	$(146)	$47,564,257	$(49,771,659)	$(2,193,743)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Cumulative Period from July 28, 2006 (Inception) Through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,217,923)	$(1,534,376)	$(49,591,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	431,849	154,365	3,031,087
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	166,122	-	2,290,635
Amortization of debt discount	883,641	-	6,142,154
Warrants issued in connection with license agreement	76,574		76,574
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,018
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	1,086	3,511	58,128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,198	439,763	(15,700)
Security deposits	-	-	(13,342)
Accounts payable	387,430	(14,726)	1,380,180
Accrued expenses and accrued interest	70,420	(123,791)	393,578
Deferred rent	(2,463)	(1,144)	9,722
Net cash used in operating activities	(1,177,066)	(1,076,398)	(25,270,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(61,709)
Net cash used in investing activities	-	-	(61,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	3,063,484
Proceeds from senior convertible notes	-	-	13,963,838
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Proceeds from exercise of warrants	60,000		60,000
Payments for deferred financing costs	(60,000)	(15,000)	(1,577,603)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities	533,000	-	10,990,270
Repurchase of outstanding warrants	(33,000)	-	(33,000)
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by (used in) financing activities	500,000	(15,000)	25,490,242
NET INCREASE (DECREASE) IN CASH	(677,066)	(1,091,398)	158,405
CASH – BEGINNING OF PERIOD	835,471	1,985,334	-
CASH – END OF PERIOD	$158,405	$893,936	$158,405
Cash paid for interest	$56,728	$-	$75,153
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$457,000	$-	$19,354,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$854,608
Debt discount on senior convertible notes	$-	$-	$6,312,768
Deemed dividend – beneficial conversion feature	$180,502	$-	$180,502
Accrued and unpaid deferred financing costs	$52,292	$-	$83,095
Accrued private placement expenses	$25,867	$-	$25,867

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

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.  Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2013 or for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2013.  The accompanying condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements included in such Form 10-K.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business.  The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.  The Company has sustained losses since its inception and expects that such losses will continue at least through 2014 depending on revenue levels and potential strategic partnerships.  Management believes that the Company’s recent decision to focus the majority of the Company’s resources, including the Company’s research and development efforts, primarily on the CE Mark approval and commercialization of Neutrolin® (CRMD003) in Europe, combined with the Company’s receipt of convertible debt financing funds in July 2013 (see Note 7), will result in the currently available capital resources of the Company being sufficient to meet the Company’s operating needs through the fourth quarter of 2013.  The Company intends to raise additional funds through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, however, the Company can provide no assurances that such financing will be available on acceptable terms, or at all.  If adequate financing is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended June 30, 2013 and the period from July 28, 2006 (inception) to June 30, 2013, the Company incurred net losses of $3,217,923 and $49,591,157, respectively.

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

	Six Months Ended
	June 30, 2013	June 30, 2012
Convertible notes	2,477,141	-
Series A non-voting preferred stock	287,324	-
Shares underlying outstanding warrants	8,127,665	4,807,534
Shares underlying outstanding stock options	3,179,630	1,353,292
Total	14,071,760	6,160,826

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation:

Awards granted to employees, officers and directors are measured at the grant date, based on the estimated fair value of the award, and stock-based compensation cost, net of expected forfeitures, is recognized as expense over the requisite service period on a straight-line basis.

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

During the six months ended June 30, 2013 and 2012, options to purchase an aggregate of 1,400,000 and 380,000 shares of common stock, respectively, were granted to the Company’s employees, officers, directors and consultants.

Note 3 — Convertible Notes:

During the year ended December 31, 2012, the Company completed a private placement of an aggregate of 1,324 Units, each Unit consisting of (i) a one-year $1,000 aggregate principal amount 9% Senior Convertible Note (the "Notes"), convertible into shares (the "Conversion Shares") of common stock, at a conversion price of $0.35 per share, and (ii) a five-year redeemable Warrant (the "Warrants") to purchase 2,500 shares of common stock (the "Warrant Shares"), to certain accredited investors (the "Purchasers") pursuant to Subscription Agreements dated September 20, 2012 and November 13, 2012 (the “Subscription Agreements”).  The Company received aggregate gross proceeds of $1,324,000. The total net proceeds (net of placement agent and legal fees) of the private placement to the Company were $1,095,600.  The Company paid the placement agent for the private placement a total of $109,900 in fees and issued it warrants to purchase an aggregate of 331,000 shares of its common stock.  The placement agent warrants have the same terms as those issued to the investors.  The Notes issued have maturity dates of September 20, 2013 and November 13, 2013.  During the quarter ended June 30, 2013, $457,000 of these notes were converted resulting in the issuance of 1,305,716 shares of the Company’s common stock.

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

The Company accounted for the beneficial conversion feature (“BCF”) and warrant in accordance with FASB ASC 470-20, Debt with Conversion and Other Options.  The Company recorded a BCF related to the issuance of convertible debt that had conversion features at fixed rates that were “in-the-money” when issued and the fair value of warrants issued in connection with those instruments.  The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature.  The discount recorded in connection with the BCF and warrant valuation is amortized over the terms of the convertible notes and is recognized as non-cash interest expense.  The Company recorded an aggregate of $1,333,307 for the calculated fair value of the warrants and BCF, in conjunction with the convertible notes issued on September 20, 2012 and November 13, 2012.

The Company valued the warrants using the fair value method, at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	September 20, 2012	November 13, 2012
Contractual Term	5 years	5 years
Volatility	117.57%	119.15%
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.70%	0.63%

Senior convertible notes consist of the following at June 30, 2013:

9% Senior convertible notes	$207,000
Debt discount/beneficial conversion feature	(40,534)
Balance	$166,466
Accrued interest	$6,934
9% Senior convertible notes, related parties	$660,000
Debt discount/beneficial conversion feature	(130,080)
Balance	$529,920
Accrued interest, related parties	$15,077

Note 4 — Stockholders’ Equity:

Common Stock

During the quarter ended June 30, 2013, senior convertible notes in the aggregate principal amount of $457,000 were converted at a conversion price of $0.35 per share resulting in the issuance of an aggregate 1,305,716 shares of the Company’s common stock.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2013, warrants to purchase 150,000 shares of the Company’s common stock were exercised resulting in gross proceeds of $60,000 to the Company.

During the quarter ended June 30, 2013, warrants to purchase 333,000 shares of the Company’s common stock were exercised on a cashless basis resulting in the issuance of 180,091 shares of common stock.

Preferred Stock

On February 19, 2013, the Company sold 761,429 shares of its newly created Series A Non-Voting Convertible preferred stock and a warrant to purchase up to 400,000 shares of the Company’s common stock for gross proceeds of $533,000. The Series A shares and the warrant were sold together at a price of $0.70 per share for each share of Series A stock.  Each share of Series A Stock is convertible into one share of the Company’s common stock at any time at the holder’s option.   However, the holder will be prohibited from converting Series A Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 3.99% of the total number of shares of the Company’s common stock then issued and outstanding.  In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series A Stock will receive a payment equal to $0.001 per share of Series A Stock before any proceeds are distributed to the holders of common stock.  Shares of the Series A Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

●	senior to all common stock;

●	senior to any class or series of capital stock hereafter created specifically by its terms junior to the Series A Stock;

●	on parity with our Series A Preferred Stock and any class or series of capital stock hereafter created specifically ranking by its terms on parity with the Series A Stock; and

●	junior to any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series A Stock;

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

During the six months ended June 30, 2013, because the Series A non-voting preferred stock is immediately convertible at the option of the holder, we recorded a deemed dividend of $180,502 from the beneficial conversion feature associated with the issuance of the Series A non-voting convertible preferred stock and the warrant.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

On March 20, 2013, the Company’s board of directors approved the 2013 Stock Incentive Plan (the “2013 Plan”).  The 2013 Plan provides for the issuance of equity grants in the form of options, restricted stock, stock awards and other forms of equity compensation.  Awards may be made to directors, officers, employees and consultants under the 2013 Plan.  An aggregate of 5,000,000 shares of the Company’s common stock is reserved for issuance under the 2013 Plan.  The 2013 Plan was approved by the shareholders on July 30, 2013.

During the six months ended June 30, 2013, the Company granted to its officers and directors ten-year non-qualified stock options under the 2013 Plan, covering an aggregate of 1,020,000 shares of the Company’s common stock with an exercise price of $0.90 per share.  The 310,000 options granted to four directors vest quarterly over two years.  The remaining 710,000 options vest upon specified milestones.  The Company recorded the pro rata expense during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company granted to various non-officer consultants ten-year non-statutory stock options under the 2013 Plan, covering an aggregate of 380,000 shares of the Company’s common stock with an exercise price of $0.90 per share.  Of these options, 260,000 vest upon specified performance milestones, and 120,000 options vest in three years.  During the second quarter ended June 30, 2013, 85,000 of these performance options were achieved and therefore the Company recorded the value of the options on the date the performance was achieved.  Additionally, the Company recorded the pro rata expense for the 120,000 options during the six months ended June 30, 2013.  No expense was recognized for the options subject to performance milestones that were not achieved as of June 30, 2013.

In March 2013, the Company’s board of directors amended the vesting schedule of the options granted on December 5, 2012.  Given the anticipated final approval for the CE Mark certification for Neutrolin® during the second quarter of 2013, 50% of such options were amended to vest on the date of issuance of the CE Mark certification for Neutrolin® in Europe, if the CE Mark approval is obtained on or before June 30, 2013 (as opposed to March 31, 2013 as previously provided by our Board).  In June 2013, the vesting of these options was further modified on the date of issuance of the CE Mark if received on or before July 14, 2013 (as opposed to June 30, 2013).  During the quarter ended June 30, 2013, the Company reversed the expense recorded related to the previous value of the options and recorded the pro rata expense related to the modified value of these options.  The remaining expense will be amortized through July 5, 2013, the date the CE Mark certification was received.

During the six months ended June 30, 2013, an aggregate of 237,333 unvested stock options granted to its former Chief Medical Officer under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) were forfeited as a result of his departure from the Company.  The Company reversed the recorded expense related to the forfeited stock options during the six months ended June 30, 2013.

During the six months ended June 30, 2013, total compensation expense for stock options issued to employees, directors, officers and consultants was $431,849 and for the six months ended June 30, 2012 and the period from July 28, 2006 (inception) to June 30, 2013, compensation expense recorded was $154,365 and $3,031,087, respectively.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Expected Term	5 years	5 years
Volatility	118% - 131%	98% - 115%
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.81% - 2.52%	0.27% - 2.11%

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods.  The expected term of the stock options granted to consultants is based upon the contractual terms established within agreements with the Company.  Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.  The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.  The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has experienced forfeitures of stock options issued to its former officers, board member and employees.  Consistent with its historical forfeiture experience, the Company has applied a forfeiture rate of 39% and 55% to calculate stock option expense for the six month periods ended June 30, 2013 and 2012, respectively.  The Company will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of officers, directors and employees and may adjust the forfeiture rate based upon actual forfeitures that may occur in the future.

A summary of the Company’s stock options activity and related information is as follows:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,135,630	$1.26	1,236,342	$2.47
Forfeited/cancelled	(356,000)	$1.61	(263,050)	$1.71
Granted	1,400,000	$0.90	380,000	$0.40
Outstanding at end of period	3,179,630	$1.06	1,353,292	$2.10
Expected to vest	1,394,613	$0.78	286,400	$2.10
Options exercisable	893,380	$1.79	875,958	$2.60
Weighted-average fair value of options granted during the period		$0.77		$0.32

At June 30, 2013, the weighted average remaining contractual life of stock options outstanding and expected to vest is 8.1 years and the weighted average remaining contractual life of stock options exercisable is 5 years.  The aggregate outstanding stock options intrinsic value of $565,200 is calculated as the difference between the exercise prices of all underlying outstanding stock options and the quoted closing price of the common stock of the Company as of June 30, 2013 for those outstanding options that have an exercise price below the quoted closing price.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the total compensation expense related to non-vested options not yet recognized totaled $1,143,206.  The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at June 30, 2013 was approximately 0.65 years.

Warrants

In February 2013, the Company repurchased outstanding warrants to purchase an aggregate of 220,000 shares of the Company’s common stock at a purchase price of $0.15 per share underlying the warrant.  The warrants were issued in the Company’s initial public offering and had an exercise price of $3.4375. The repurchased warrants were cancelled.

The following table is the summary of warrants outstanding at June 30, 2013:

	Number of Warrants	Exercise Price	Expiration Date
Issued to co-placement agents in connection with previous convertible note financings	18,250	$7.84	10/29/2014
Issued in connection with 2009 private placement	503,034	3.4375	10/29/2014
Issued in connection with IPO	4,043,569	3.4375	3/24/2015
Issued to IPO underwriters that, if exercised, would result in the issuance of an additional 4,812 shares of common stock and warrants to purchase an additional 2,406 shares of common stock	4,812	3.90	3/24/2015
Issued in connection with September 20, 2012 private placement of convertible notes	2,125,000	0.40	9/20/2017
Issued to placement agent in connection with September 20, 2012 private placement of convertible notes	209,500	0.40	9/20/2017
Issued in connection with November 13, 2012 private placement of convertible notes	705,000	0.40	11/13/2017
Issued to placement agent in connection with November 13, 2012 private placement of convertible notes	118,500	0.40	11/13/2017
Issued in connection with February 2013 private placement	400,000	1.50	2/19/2018
Total warrants outstanding at June 30, 2013	8,127,665

Note 5 — Commitments and Contingencies:

In April 2013, the Company entered into an amendment to the License and Assignment Agreement, dated January 30, 2008, between the Company and ND Partners, LLC (“ND Partners”).  Under Article 6 of the License Agreement, the Company is obligated to make a milestone payment of $500,000 to ND Partners upon the first issuance of a CE Mark certification for a licensed product, which payment is payable to ND Partners within 30 days after such issuance.  Pursuant to the terms of the amendment, the Company and ND Partners agreed to delay such milestone payment to a time, to be chosen by the Company, anytime within 12 months after the achievement of such issuance.  As consideration for the amendment, the Company issued ND Partners a warrant to purchase 125,000 shares of its common stock at an exercise price of $1.50 per share.  The warrant is exercisable immediately upon issuance and has a term of five years.  The warrant contains a cashless exercise feature and standard adjustment features in the event of a stock split, stock dividend, recapitalization or similar events. The Company recognized $76,574 expense for the value of the warrants issued as a result of this amendment.

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

Note 6 — Fair Value Measurements:

The fair value of the Company’s cash, convertible notes, and accounts payable at June 30, 2013 are estimated to approximate their carrying values due to the relative liquidity and short-term nature of these instruments.

Note 7 — Subsequent Events:

On July 5, 2013, the Company received gross proceeds of $1,425,000 upon approval of a CE Mark certification.  The Company had entered into an agreement with existing stockholders in May 2013 for an aggregate principal amount of $1,500,000 of senior secured convertible notes and warrants to purchase up to an aggregate of 1,000,000 shares of its common stock. The receipt of gross proceeds of $1,425,000 was dependent upon awarding of a CE Mark certification, which occurred on July 5, 2013.  The notes bear interest at the rate of 8.0% per annum and will be subject to a “make-whole” upon any conversion of the notes into common stock, as if the notes being converted were outstanding to April 1, 2014.  Interest is first payable on September 3, 2013 and on the first trading day of each month thereafter.  The notes mature on April 1, 2016 unless redeemed prior to that date, subject to amortization, discussed below.  A noteholder may elect to have any interest due prior to April 1, 2014 added to the principal amount of a note; thereafter, interest will be paid in cash only.  The warrants are exercisable one year after issuance, have an exercise price of $1.10 per share, subject to adjustment, and a term of five years from the date they are first exercisable.  The holders of the notes and warrants will be prohibited from converting the notes into or exercising the warrants for shares of common stock if, as a result of such conversion or exercise, the holder, together with its affiliates, would own more than 4.99% or 9.99%, at the initial holder’s election, of the total number of shares of the Company’s common stock then issued and outstanding.  The Company will record this transaction in the third quarter of 2013 upon receipt of the funds.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, senior convertible notes in the principal amount of $7,000 were converted at a conversion price of $0.35 per share resulting in the issuance of 20,000 shares of the Company’s common stock.

In July 2013, warrants to purchase 471,588 shares of the Company’s common stock were exercised on a cashless basis resulting in the issuance of 300,808 shares of common stock.

In July 2013, an aggregate of 287,324 shares of the Series A non-voting convertible preferred stock were converted into 287,324 shares of common stock.

In July 2013, a senior convertible note in the principal amount of $100,000 was converted at a conversion price of $1.10 per share. This conversion, plus payment of accrued interest in shares, resulted in the issuance of 96,969 shares of the Company’s common stock.

In July 2013, a senior convertible note in the principal amount of $93,750 was converted at a conversion price of $0.82 per share. This conversion, plus payment of accrued interest in shares, resulted in the issuance of 131,277 shares of the Company’s common stock.

In July 2013, the Company received notice from the NYSE MKT that it granted the Company an extension until October 20, 2013 to regain compliance with continued listing standards of Section 1003(a)(iv) of the NYSE MKT, during which time the NYSE MKT will continue its listing.  The NYSE MKT previously notified the Company on April 20, 2012 that the Company was not in compliance with Section 1003(a)(iv) of the NYSE MKT Company Guide in that the Company had sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition had become so impaired that it appeared questionable, in the opinion of the NYSE MKT, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.  The Company was afforded an opportunity to submit a plan of compliance to the NYSE MKT and, on May 17, 2012, a plan was presented to the NYSE MKT.  On June 27, 2012, the NYSE MKT accepted the Company’s plan to regain compliance with its continued listing standards and granted an extension until August 22, 2012.  On September 21, 2012, the NYSE MKT notified the Company that it granted the Company another extension to January 31, 2013 and on February 1, 2013, NYSE MKT notified that the Company was further granted extension until April 15, 2013 to regain compliance with the continued listing standards of the NYSE MKT, which was further extended to June 30, 2013 and then to October 20, 2013.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Separately, the NYSE MKT notified the Company on April 5, 2013, that, based on its Form 10-K for the fiscal year ended December 31, 2012, filed on March 27, 2013, the Company did not meet an additional continued listing standard of the NYSE MKT as set forth in Part 10 of the NYSE MKT Company Guide, or the Company Guide.  Specifically, the Company is not in compliance with Section 1003(a)(i) of the Company Guide because it reported stockholders’ equity of less than $2 million as of December 31, 2012, and losses from continuing operations and/or net losses in two of its three most recent fiscal years viewed prospectively from the date of its initial listing.  As a result, the Company again became subject to the procedures and requirements of Section 1009 of the Company Guide.  The Company had to submit to the NYSE MKT no later than May 6, 2013, which the Company did, a plan of compliance to address how it intends to regain compliance with Section 1003(a)(i) of the Company Guide by October 20, 2013.  On May 29, 2013, the NYSE MKT notified the Company that its plan had been accepted and that the Company has until October 20, 2103 to regain compliance with Section 1003(a)(i).

The Company remains subject to the conditions set forth in the NYSE MKT’s letters dated April 20, 2012 and April 5, 2013.  If the Company is not in compliance with all of the NYSE MKT’s continued listing standards of both Section 1003(a)(i) and Section 1003(a)(iv) by October 20, 2013, the NYSE MKT will initiate delisting proceedings. The Company is not eligible for any extension after October 20, 2013.

On July 30, 2013, the Company sold 454,546 shares of its newly created Series B Non-Voting Convertible preferred stock and a warrant to purchase up to 227,273 shares of the Company’s common stock, for gross proceeds of $500,000. The Series B shares and the warrant were sold together at a price of $1.10 per share for each share of Series B stock. Each share of Series B Stock is convertible into one share of the Company’s common stock at any time at the holder’s option. However, the holder will be prohibited from converting Series B Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 3.99% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series B Stock will receive a payment equal to $0.001 per share of Series B Stock before any proceeds are distributed to the holders of common stock. Shares of the Series B Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

●	senior to all common stock;

●	senior to any class or series of capital stock hereafter created specifically by its terms junior to the Series B Stock;

●	on parity with our Series B Preferred Stock and any class or series of capital stock hereafter created specifically ranking by its terms on parity with the Series B Stock; and

●	junior to any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series B Stock;

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

Our primary product is CRMD003 (Neutrolin®) for the prevention of catheter related infections in the dialysis and non-dialysis markets, which we believe addresses a medical need and a potentially large market opportunity.  Neutrolin is a liquid formulation designed to prevent central venous catheter infection as well as catheter obstruction, also referred to as maintenance of catheter patency, in central venous catheters, which we initially plan for use in hemodialysis catheters.

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

On July 5, 2013, we received CE Mark approval for Neutrolin.  As a result, in the second half of 2013, we intend to launch Neutrolin for the prevention of catheter-related bloodstream infections, or CRBI, and maintenance of catheter patency in hemodialysis patients in Europe.  However, we cannot be assured of our planned commercialization timeline for Neutrolin.

We have four pillars to our Neutrolin strategy: (i) successfully launch the product in Germany; (ii) expand the product into additional applications; (iii) expand sales into other foreign countries; and (iv) apply for and receive marketing approval and launch the product in the United States.

In anticipation of receiving CE Mark approval, on January 10, 2013, we entered into an agreement with MKM Co-Pharma GmbH, or MKM, regarding Neutrolin, pursuant to which, MKM hired a national sales manager, Joachim Petrak, to market Neutrolin in Germany according to a negotiated work plan. While the plan may be revised, it currently provides that the sales manager will market Neutrolin in three phases. In the first phase, which began in January 2013, the sales manager visited hemodialysis centers and doctors to, among other things, provide them information. The sales manager has also produced a market review of our product, negotiated wholesaler relationships for initial orders of our product and is determining sales projections for launching Neutrolin. In the second phase, with the receipt of CE Mark approval, the sales manager will launch Neutrolin, expected to begin in the second half of 2013, generate sales on a best efforts basis, and supervise sales representatives. After that time, the sales manager will be responsible for growing Neutrolin sales and expanding the promotional plans.

After the launch of Neutrolin in Europe, we intend to meet with the FDA to determine the pathway for U.S. approval of Neutrolin, which we expect will entail a Phase 3 trial.

Our other product candidate is CRMD004, which is the gel formulation of Neutrolin that we intend to develop for the prevention of catheter-related blood stream infections and maintenance of catheter patency in hemodialysis patients who are asymptomatic for catheter-related blood stream infections using both incident and prevalent catheters with any brand of central venous catheter.  CRMD004 is in the pre-clinical stage.  However, at this time, we intend to defer the development of CRMD004 until we launch Neutrolin in the European Union and have commenced the FDA regulatory approval process for Neutrolin.

Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate Neutrolin.  As of June 30, 2013, we had a deficit accumulated during the development stage of $49,771,659.  Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval in the United States and commercialization in the European Union.  As a result, our operating losses are likely to continue at least through 2014 depending on revenue levels and potential strategic partnerships..  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of R&D is central to our business model.  Through June 30, 2013, we incurred approximately $24.0 million in R&D expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  As a result of our recent strategic changes, we expect our R&D expenditures to decrease and be primarily attributed to the CE Mark approval received in July 2013 and commercialization of Neutrolin® in Europe.  If the commercialization for Neutrolin® is successful, we intend to increase our R&D expenses for the foreseeable future in order to complete development of Neutrolin in the United States.

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

			Period from
			July 28,
			2006
	Six Months Ended		(Inception) through
	June 30,		June 30,
	2013	2012	2013
CRMD001	0%	24%	47%
CRMD002	0%	0%	0%
CRMD003	94%	70%	50%
CRMD004	6%	6%	3%

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

Our current focus on commercializing Neutrolin® in Europe may impact our other development efforts and timelines.  If we are successful in the commercialization of Neutrolin® in Europe, we plan on continuing to develop Neutrolin for the prevention of CRBI and maintenance of catheter patency in the United States.  We will need and plan to raise additional funds at a later date to fully complete the development of Neutrolin in both Europe and the U.S. as well as to pursue development of any other product candidates.

General and Administrative Expense

General and administrative, or G&A, expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions.  Other G&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our G&A expenses will remain consistent for the remainder of 2013.  From our inception on July 28, 2006 through June 30, 2013, we incurred G&A expenses of approximately $14.2 million.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash.  Interest expense consists of interest incurred on our convertible notes up to their conversion into units or common stock, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion related to our convertible notes.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Research and Development Expense.  R&D expense was $390,174 for the three months ended June 30, 2013, an increase of $141,984, from $248,190 for the three months ended June 30, 2012.  The increase was attributable to expenses related to the CE Mark approval process and launch for Neutrolin in the European Union.  The increase was also due to the non-cash value of the warrants issued to ND Partners, LLC as a result of the amendment to the License and Assignment Agreement, dated January 30, 2008 between the Company and ND Partners, LLC.

General and Administrative Expense.  G&A expense was $908,736 for the three months ended June 30, 2013, an increase of $532,119 from $376,617 for the three months ended June 30, 2012.  The increase was primarily attributable to stock-based compensation expense and professional services and filing fees.

Interest Income.  Interest income was $105 for the three months ended June 30, 2013, a decrease of $487, from $592 for the three months ended June 30, 2012.  The decrease was attributable to having a lower interest-bearing cash balance during the second quarter of 2013 compared to the same quarter last year.

Interest Expense.  Interest expense was $661,162 for the three months ended June 30, 2013.  Interest expense consisted primarily of a beneficial conversion feature related to the senior convertible notes and warrants issued in September and November 2012, amortization of deferred financing fees and accrued interest related to the senior convertible notes.  There was no interest expense for the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Research and Development Expense.  R&D expense was $655,209 for the six months ended June 30, 2013, an increase of $32,163, from $623,046 for the six months ended June 30, 2012.  The increase was attributable to expenses related to the CE Mark approval process and launch for Neutrolin in the European Union.  This increase was offset by our strategic change of direction which resulted in lower clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 and lower personnel costs as a result of our Chief Medical Officer transitioning to a part-time status and a 50% reduction of salary during the first half of 2012.

General and Administrative Expense.  G&A expense was $1,460,478 for the six months ended June 30, 2013, an increase of $547,607 from $912,871 for the six months ended June 30, 2012.  The increase was primarily attributable to stock-based compensation expense and professional services and filing fees.

Interest Income.  Interest income was $233 for the six months ended June 30, 2013, a decrease of $1,308 from $1,541 for the six months ended June 30, 2012.  The decrease was attributable to having lower interest-bearing cash balances during the six months ended June 30, 2013 as compared to the same period last year.

Interest Expense.  Interest expense was $1,101,565 for the six months ended June 30, 2013.  Interest expense consisted primarily of a beneficial conversion feature related to the senior convertible notes and warrants issued in September and November 2012, amortization of deferred financing fees and accrued interest related to the senior convertible notes.  There was no interest expense for the six months ended June 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our R&D and G&A expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006.  Prior to our initial public offering, or IPO, we had funded our operations principally with $14,364,973 in convertible notes sold in private placements and $625,464 in related party convertible notes.  All of our convertible notes were automatically converted into 1,237,293 shares of common stock and 2,338,576 units (comprised of 4,677,152 shares of common stock and 2,841,603 warrants at an exercise price of $3.4375).  We received net proceeds of $10,457,270 from the IPO, after deducting underwriting discounts, commissions and offering expenses payable by us upon the closing of the IPO on March 30, 2010.  Additionally, we received approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and approximately $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

During the year ended December 31, 2012, we completed two tranches of a private placement for a total of 1,324 units, each unit consisting of (i) a one-year $1,000 aggregate principal amount 9% senior convertible note, convertible into shares of common stock, at a conversion price of $0.35 per note, and (ii) a five-year redeemable warrant to purchase 2,500 shares of common stock at an initial exercise price of $0.40 per share.  We received gross proceeds of $1,324,000 or net proceeds of approximately $1,095,600 from the private placement.  The notes issued have maturity dates of September 20, 2013 for 850 units and November 13, 2013 for 474 units.

On February 19, 2013, we sold 761,429 shares of our newly created Series A Non-Voting Convertible preferred stock and a warrant to purchase up to 400,000 shares of our common stock, for gross proceeds of $533,000.

On July 5, 2013, upon the CE Mark approval,  we received net proceeds of $1,372,500 from the May 23, 2013 financing of senior secured convertible notes in the aggregate principal amount of $1,500,000 and warrants to purchase up to an aggregate of 1,000,000 shares of our common stock, for gross proceeds of $1,425,000. The notes were sold for an aggregate of $75,000 discount and bear interest at the rate of 8.0% per annum and will be subject to a “make-whole” upon any conversion of the notes into common stock, as if the notes being converted were outstanding to April 1, 2014.  Interest is first payable on September 3, 2013 and on the first trading day of each month thereafter. The notes mature on April 1, 2016 unless redeemed prior to that date, subject to amortization. A noteholder may elect to have any interest due prior to April 1, 2014 added to the principal amount of a note; thereafter, interest will be paid in cash only. The warrants are exercisable one year after issuance, have an exercise price of $1.10 per share, subject to adjustment, and a term of five years from the date they are first exercisable.  The holders of the notes and warrants will be prohibited from converting the notes into or exercising the warrants for shares of common stock if, as a result of such conversion or exercise, the holder, together with its affiliates, would own more than 4.99% or 9.99%, at the initial holder’s election, of the total number of shares of our common stock then issued and outstanding.

During the quarter ended June 30, 2013, we issued an aggregate of 1,305,716 shares of our common stock as a result of the conversion of the senior convertible notes in the aggregate principal amount of $457,000.

 Net Cash Used in Operating Activities

Net cash used in operating activities was $1,177,066 for the six months ended June 30, 2013.  The net loss of $3,217,923 for the six months ended June 30, 2013 was higher than cash used in operating activities by $2,040,857.  The difference is attributable primarily to amortization of debt discount and deferred financing costs, stock-based compensation charge and an increase in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2013 and 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $500,000 for the six months ended June 30, 2013 as compared to $(15,000) used in financing activities for the same period last year.  The increase was attributable to the gross proceeds from the private placement of Series A preferred stock of $533,000 and exercise of warrants of $60,000 offset by the payment of deferred financing costs of $60,000 and repurchase of outstanding warrants of $33,000.

Funding Requirements

Our total cash on hand as of June 30, 2013 was $158,405, compared to $835,471 at December 31, 2012.  Because our business does not generate positive operating cash flow, we will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, as well as to fund operations generally.  Our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity or debt financing, strategic relationships, out-licensing or distribution arrangements of our products.  Through June 30, 2013, all of our financing has been through equity financing, issuance of convertible notes, our 2010 IPO, previous debt financings, our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and approximately $35,000 from the State of New York’s Research and Development Tax Credit Program, net of application fees.

Based on our cash resources at June 30, 2013, including the funds we have raised through July 15, 2013, we believe that we have sufficient capital to fund our projected operating requirements through the fourth quarter of 2013.  We will need additional financing until we can achieve profitability, if ever.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products or market our products as planned, or we could be required to delay, scale back or eliminate some or all of our research and development programs.  Each of these alternatives would likely have a material adverse effect on our business.  These matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On December 28, 2012, we filed with the SEC a shelf registration statement on Form S-3, under which we may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $30,000,000. Such registration statement, as amended, became effective as of January 10, 2013.  We are limited in the dollar amount of securities we may sell under the shelf registration statement, based upon SEC rules for shelf registration statement eligibility, and consequently, we might not be able to sell up to the $30,000,000 registered.

Assuming we raise additional capital in the second half of 2013, we expect to continue to fund operations from cash on hand and through either capital raising sources as previously described, which may be dilutive to existing stockholders, or through generating revenues from the sales or licensing of our products or strategic alliances.  We plan to seek additional debt and/or equity financing, but can provide no assurances that such financing will be available on acceptable terms, or at all.  Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including the changes in the focus and direction of our research and development programs, the acquisition and pursuit of development of new product candidates, competitive and technical advances, costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

Even with the planned launch of Neutrolin in the second half of 2013, we do not anticipate that we will generate significant product sales revenue for 2013, if any. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters.

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

Stock-Based Compensation

Stock-based compensation cost is based on the estimated fair value of the award, which is measured at grant date, and is recognized as expense over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to expense over the remaining related vesting period.

For the purpose of valuing options and warrants granted to our directors, officers, employees and consultants, we used the Black-Scholes option pricing model.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  Stock compensation expense is recognized by applying the expected forfeiture rate during the vesting period to the fair value of the award.  We will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of employees, directors and officers and may adjust the forfeiture rate based on actual forfeitures that may occur in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

During the first quarter of 2013, we identified a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), with respect to a lack of accounting expertise related to non-routine, complex accounting matters.  This material weakness did not have any impact on our financial statements for the quarter ended March 31, 2013 but did result in a restatement of the financial statements in our September 30, 2012 Quarterly Report on Form 10-Q.  We initiated appropriate measures to remediate this weakness by forming an accounting oversight committee ("Oversight Committee"), comprised  of members of our senior management, which has engaged a third party GAAP advisor, charged with the task of discussing and reviewing all significant transactions that have financial recognition issues, either to be recorded or  disclosed.  The third party GAAP advisor assists as well as advises our Chief Financial Officer and the Audit Committee on a timely basis, including quarter-end and year-end reviews of proposed accounting for and disclosure of significant financial transactions and changes in GAAP.

Evaluation of Disclosure Controls and Procedures

Disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than as described above, during the three months ended June 30, 2013, there were no changes in our internal control over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To meet the NYSE MKT listing requirements, we intend to raise capital through one or more equity offerings and also are pursuing strategic partnerships.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.31	CorMedix Inc. 2013 Stock Incentive Plan.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013, (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

CORMEDIX INC.

Date: August 14, 2013	By:	/s/ Randy Milby
		Name:	Randy Milby
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Cohen
		Name:	Richard Cohen
		Title:	Executive Chairman and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.31	CorMedix Inc. 2013 Stock Incentive Plan.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013, (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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