Form 10-Q/A
period 2013-06-30
CorMedix Inc.
filed 2013-11-19
CIK 1410098

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

EXPLANATORY NOTE

CorMedix Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Original Filing”), to correct its unaudited condensed financial statements included in the Original Filing, to reflect an increase in the non-cash deemed dividend – beneficial conversion feature of $129,442 for the six months ended June 30, 2013 and the cumulative period from July 26, 2006 (Inception) through June 30, 2013, and increases in additional paid-in capital and deficit accumulated during the development stage as of June 30, 2013.  While this had no effect on the net loss for the six months ended June 30, 2013, it did increase the net loss attributable to common shareholders by $129,442.  The error was due to a mathematical error in the calculation of the beneficial conversion feature of the convertible preferred stock financing.

We have amended “Part I Item 4. Controls and Procedures and Evaluation of Disclosure Controls and Procedures” and “Part II Item 1A. Risk Factors” to reflect a material weakness in our internal control over financial reporting which resulted in the restatement of our financial statements on Form 10-Q for the quarter ended June 30, 2013.

In addition to the corrections above, this Amendment also restates “Part II. Item 6. Exhibits” to include currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after August 14, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

CORMEDIX INC.
(A Development Stage Company)

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited and restated) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months (restated) Ended June 30, 2013 and 2012 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2013 (restated)	2

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit (unaudited) for the Six Months Ended June 30, 2013 (restated)	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2013 (restated) and 2012 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2013 (restated)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

i

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Restated)	December 31, 2012 (Note 1)
ASSETS
Current assets
Cash	$158,405	$835,471
Prepaid research and development expenses	700	11,221
Deferred financing costs	204,056	257,886
Other prepaid expenses and current assets	15,000	30,677
Total current assets	378,161	1,135,255
Property and equipment, net	3,582	4,668
Security deposit	13,342	13,342
TOTAL ASSETS	$395,085	$1,153,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,489,143	$1,023,553
Accrued expenses	378,501	306,983
Accrued interest, related parties	15,077	16,175
Senior convertible notes, net of debt discount of $40,534 at June 30, 2013 and $647,939 at December 31, 2012	166,466	16,061
Senior convertible notes - related parties, net of debt discount of $130,080 at June 30, 2013 and $406,316 at December 31, 2012	529,920	253,684
Total current liabilities	2,579,107	1,616,456
Deferred rent	9,721	12,185
TOTAL LIABILITIES	2,588,828	1,628,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value: 2,000,000 shares authorized, 287,324 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	287	-
Common stock - $0.001 par value: 80,000,000 shares authorized, 13,518,186 and 11,408,274 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	13,518	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	47,693,699	45,886,596
Deficit accumulated during the development stage	(49,901,101)	(46,373,234)
TOTAL STOCKHOLDERS’ DEFICIT	(2,193,743)	(475,376)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$395,085	$1,153,265

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013 (Restated)	For the Six Months Ended June 30, 2012	Cumulative Period from July 28, 2006 (inception) Through June 30, 2013 (Restated)

OPERATING EXPENSES
Research and development	$390,174	$248,190	$655,209	$623,046	$23,998,514
General and administrative	908,736	376,617	1,460,478	912,871	14,236,512
Total Operating Expenses	1,298,910	624,807	2,115,687	1,535,917	38,235,026

LOSS FROM OPERATIONS	(1,298,910)	(624,807)	(2,115,687)	(1,535,917)	(38,235,026)

OTHER INCOME (EXPENSE)
Other income, net	-	-	-	-	420,987
Interest income	105	592	233	1,541	126,540
Foreign currency loss	(904)	-	(904)	-	(904)
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(661,162)	-	(1,101,565)	-	(12,677,529)
LOSS BEFORE INCOME TAXES	(1,960,871)	(624,215)	(3,217,923)	(1,534,376)	(50,365,932)
State income tax benefit	-	-	-	-	774,775
NET LOSS	(1,960,871)	(624,215)	(3,217,923)	(1,534,376)	(49,591,157)
Deemed dividend – beneficial conversion feature	-	-	(309,944)	-	(309,944)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,960,871)	$(624,215)	$(3,527,867)	$(1,534,376)	$(49,901,101)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.15)	$(0.05)	$(0.29)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13,048,815	11,408,274	12,329,993	11,408,274

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
For the Six Months Ended June 30, 2013

							Deficit
							Accumulated
						Additional	During the
			Non-Voting		Deferred	Paid-in	Development	Total
	Common Stock		Preferred Stock – Series A		Stock	Capital	Stage	Stockholders’
	Shares	Amount	Shares	Amount	Issuances	(Restated)	(Restated)	Deficit

Balance at January 1, 2013	11,408,274	$11,408	-	$-	$(146)	$45,886,596	$(46,373,234)	$(475,376)

Non-voting preferred stock issued in February 2013 private placement at $0.70 per share, net			761,429	761		506,372		507,133
Conversion of Series A non-voting preferred stock to common stock	474,105	474	(474,105)	(474)				-
Deemed dividend related to beneficial conversion feature of Series A non-voting preferred stock						309,944	(309,944)	-
Repurchase of outstanding warrants						(33,000)		(33,000)
Stock-based compensation						431,849		431,849
Warrants issued in connection with license agreement						76,574		76,574
Stock issued in connection with senior convertible note conversion at $0.35 per share	1,305,716	1,306				455,694		457,000
Stock issued in connection with warrants exercised	330,091	330				59,670		60,000
Net loss							(3,217,923)	(3,217,923)

Balance at June 30, 2013	13,518,186	$13,518	287,324	$287	$(146)	$47,693,699	$(49,901,101)	$(2,193,743)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2013 (Restated)	For the Six Months Ended June 30, 2012	Cumulative Period from July 28, 2006 (Inception) Through June 30, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,217,923)	$(1,534,376)	$(49,591,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	431,849	154,365	3,031,087
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	166,122	-	2,290,635
Amortization of debt discount	883,641	-	6,142,154
Warrants issued in connection with license agreement	76,574		76,574
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,018
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	1,086	3,511	58,128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,198	439,763	(15,700)
Security deposits	-	-	(13,342)
Accounts payable	387,430	(14,726)	1,380,180
Accrued expenses and accrued interest	70,420	(123,791)	393,578
Deferred rent	(2,463)	(1,144)	9,722
Net cash used in operating activities	(1,177,066)	(1,076,398)	(25,270,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(61,709)
Net cash used in investing activities	-	-	(61,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	3,063,484
Proceeds from senior convertible notes	-	-	13,963,838
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Proceeds from exercise of warrants	60,000		60,000
Payments for deferred financing costs	(60,000)	(15,000)	(1,577,603)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities	533,000	-	10,990,270
Repurchase of outstanding warrants	(33,000)	-	(33,000)
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by (used in) financing activities	500,000	(15,000)	25,490,242
NET INCREASE (DECREASE) IN CASH	(677,066)	(1,091,398)	158,405
CASH – BEGINNING OF PERIOD	835,471	1,985,334	-
CASH – END OF PERIOD	$158,405	$893,936	$158,405
Cash paid for interest	$56,728	$-	$75,153
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$457,000	$-	$19,354,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$854,608
Debt discount on senior convertible notes	$-	$-	$6,312,768
Deemed dividend – beneficial conversion feature	$309,944	$-	$309,944
Accrued and unpaid deferred financing costs	$52,292	$-	$83,095
Accrued private placement expenses	$25,867	$-	$25,867

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

During the six months ended June 30, 2013, because the Series A non-voting preferred stock is immediately convertible at the option of the holder, we recorded a deemed dividend of $309,944 from the beneficial conversion feature associated with the issuance of the Series A non-voting convertible preferred stock and the warrant.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Restatement of Condensed Consolidated Financial Statements:

The Company has identified an error resulting in the understatement of the non-cash deemed dividend – beneficial conversion feature in the amount of $129,442 for the six months ended June 30, 2013 and the cumulative period from July 28, 2006 (Inception) to June 30, 2013.  The following table illustrates the effect on each line item as of and for the six months ended June 30, 2013 and the cumulative period from July 28, 2006 (Inception) to June 30, 2013:

	As Previously Reported ($)	As Restated ($)
Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited)
Additional paid-in capital	47,564,257	47,693,699
Deficit accumulated during the development stage	(49,771,659)	(49,901,101)
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2013 (Unaudited)
Deemed dividend – beneficial conversion feature	(180,502)	(309,944)
Net loss attributable to common shareholders	(3,398,425)	(3,527,867)
Net loss per share – basic and diluted	(0.28)	(0.29)
Condensed Consolidated Statements of Operations Cumulative Period from July 28, 2006 (Inception) through June 30, 2013 (Unaudited)
Deemed dividend – beneficial conversion feature	(180,502)	(309,944)
Net loss attributable to common shareholders	(49,771,659)	(49,901,101)
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2013 (Unaudited)
Additional Paid-in Capital
Deemed dividend related to beneficial conversion feature of Series A non-voting preferred stock	180,502	309,944
Balance at June 30, 2013	47,564,257	47,693,699
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2013 (Unaudited)
Deficit Accumulated During the Development Stage
Deemed dividend related to beneficial conversion feature of Series A non-voting preferred stock	(180,502)	(309,944)
Balance at June 30, 2013	(49,771,659)	(49,901,101)
Condensed Consolidated Statement of Cash Flows For the Six Months Ended June 30, 2013 (Unaudited)
Supplemental Disclosure of Non-Cash Financing Activities
Deemed dividend – beneficial conversion feature	180,502	309,944
Condensed Consolidated Statement of Cash Flows For the Cumulative Period from July 28, 2006 (Inception) through June 30, 2013 (Unaudited)
Supplemental Disclosure of Non-Cash Financing Activities
Deemed dividend – beneficial conversion feature	180,502	309,944

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

Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate Neutrolin.  As of June 30, 2013, we had a deficit accumulated during the development stage of $49,901,101.   Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval in the United States and commercialization in the European Union.  As a result, our operating losses are likely to continue at least through 2014 depending on revenue levels and potential strategic partnerships.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

In the fourth quarter of 2013, we identified a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), with respect to a spreadsheet formula error which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our March 31, 2013 and June 30, 2013 Quarterly Reports on Form 10-Q.  We have taken appropriate measures to remediate this weakness by improving the review of spreadsheets supporting the accounting for significant transactions.

Evaluation of Disclosure Controls and Procedures

Disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In the fourth quarter of 2013, we identified a material weakness in our internal control over financial reporting with respect to a spreadsheet formula error which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our March 31, 2013 and June 30, 2013 Quarterly Reports on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.31	CorMedix Inc. 2013 Stock Incentive Plan.***
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013 (restated) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013 (restated), (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the six months ended June 30, 2013 (restated), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013 (restated), and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

*** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: November 19, 2013	By:	/s/ Randy Milby
		Name:	Randy Milby
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Steven Lefkowitz
		Name:	Steven Lefkowitz
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)

28

EXHIBIT INDEX

Exhibit Number	Description
10.31	CorMedix Inc. 2013 Stock Incentive Plan.***
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013 (restated) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013 (restated), (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the six months ended June 30, 2013 (restated), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013 (restated), and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

*** Previously filed.