Form 10-Q/A
period 2013-11-12
CorMedix Inc.
filed 2013-11-19
CIK 1410098

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment No.1

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

EXPLANATORY NOTE

CorMedix Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 (the “Original Filing”), to correct its unaudited condensed financial statements included in the Original Filing, to reflect an increase in the non-cash deemed dividend – beneficial conversion feature of $129,442 for the three months ended March 31, 2013 and the cumulative period from July 26, 2006 (Inception) through March 31, 2013, and increases in additional paid-in capital and deficit accumulated during the development stage as of March 31, 2013.  While this had no effect on the net loss for the period, it did increase the net loss attributable to common shareholders by $129,442.  The error was due to a mathematical error in the calculation of the beneficial conversion feature of the convertible preferred stock financing.

We have amended “Part I Item 4. Controls and Procedures” and “Part II Item 1A. Risk Factors” to reflect a material weakness in our internal control over financial reporting which resulted in the restatement of our financial statements on Form 10-Q for the quarter ended March 31, 2013.

In addition to the corrections above, this Amendment also restates “Part II. Item 6. Exhibits” to include currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after May 15, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

i

CORMEDIX INC.
(A Development Stage Company)

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited and restated) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2013 (restated) and 2012 and for the Cumulative Period From July 28, 2006 (Inception) through March 31, 2013 (restated)	2

	Condensed Consolidated Statements of Changes in Stockholders' Deficit (unaudited) for the Three Months Ended March 31, 2013 (restated)	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2013 (restated) and 2012 and for the Cumulative Period From July 28, 2006 (Inception) through March 31, 2013 (restated)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

ii

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited) (Restated)	December 31, 2012 (Note 1)
ASSETS
Current assets
Cash	$692,720	$835,471
Prepaid research and development expenses	5,960	11,221
Deferred financing costs	201,490	257,886
Other prepaid expenses and current assets	50,012	30,677
Total current assets	950,182	1,135,255
Property and equipment, net	4,125	4,668
Security deposit	13,342	13,342
TOTAL ASSETS	$967,649	$1,153,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,312,346	$1,023,553
Accrued expenses	306,984	306,983
Accrued interest, related parties	15,077	16,175
Senior convertible notes, net of debt discount of $456,533 at March 31, 2013 and $647,939 at December 31, 2012	207,467	16,061
Senior convertible notes - related parties, net of debt discount of $268,961 at March 31, 2013 and $406,316 at December 31, 2012	391,039	253,684
Total current liabilities	2,232,913	1,616,456
Deferred rent	10,953	12,185
TOTAL LIABILITIES	2,243,866	1,628,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value: 2,000,000 shares authorized, 287,324 and 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	287	-
Common stock - $0.001 par value: 80,000,000 shares authorized, 11,882,379 and 11,408,274 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	11,882	11,408
Deferred stock issuances	(146	(146)
Additional paid-in capital	46, 651,989	45,886,596
Deficit accumulated during the development stage	(47, 940,229)	(46,373,234)
TOTAL STOCKHOLDERS’ DEFICIT	(1,276,217)	(475,376)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$967,649	$1,153,265

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2013 (Restated)	For the Three Months Ended March 31, 2012	Cumulative Period from July 28, 2006 (inception) Through March 31, 2013 (Restated )

OPERATING EXPENSES
Research and development	$265,035	$374,855	$23,608,340
General and administrative	551,741	536,255	13,327,775
Total Operating Expenses	816,776	911,110	36,936,115

LOSS FROM OPERATIONS	(816,776)	(911,110)	(36,936,115)

OTHER INCOME (EXPENSE)
Other income, net	-	-	420,987
Interest income	128	949	126,435
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(440,403)	-	(12,016,367)
LOSS BEFORE INCOME TAXES	(1,257,051)	(910,161)	(48,405,060)
State income tax benefit	-	-	774,775
NET LOSS	(1,257,051)	(910,161)	(47,630,285)

Deemed dividend - beneficial conversion feature	(309,944)	-	(309,944)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,566,995)	$(910,161)	$(47,940,229)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.14)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,603,184	11,408,274

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIT
 (Unaudited)
For the Three Months Ended March 31, 2013

	Common Stock		Non-Voting Preferred Stock – Series A		Deferred Stock Issuances	Additional Paid-in Capital (Restated)	Deficit Accumulated During the Development Stage (Restated)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at January 1, 2013	11,408,274	$11,408	-	$-	$(146)	$45,886,596	$(46,373,234)	$(475,376)

Non-voting preferred stock issued in February 2013 private placement at $0.70 per share, net			761,429	761		506,372		507,133
Conversion of Series A non-voting preferred stock to common stock	474,105	474	(474,105)	(474)
Deemed dividend related to beneficial conversion feature of Series A non- voting preferred stock						309,944	(309,944)	-
Repurchase of outstanding warrants						(33,000)		(33,000)
Stock-based compensation						(17,923)		(17,923)
Net loss							(1,257,051)	(1,257,051)

Balance at March 31, 2013	11,882,379	$11,882	287,324	$287	$(146)	$46, 651,989	$(47, 940,229)	$(1,276,217)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2013 (Restated)	For the Three Months Ended March 31, 2012	Cumulative Period from July 28, 2006 (Inception) Through March 31, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,257,051)	$(910,161)	$(47,630,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(17,923)	96,662	2,581,315
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	81,396	-	2,205,909
Amortization of debt discount	328,761	-	5,587,274
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,018
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	543	1,755	57,585
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,074)	388,749	(55,972)
Security deposits	-	-	(13,342)
Accounts payable	262,926	416,105	1,255,676
Accrued expenses and accrued interest	(1,097)	(122,679)	322,061
Deferred rent	(1,232)	(572)	10,953
Net cash used in operating activities	(617,751)	(130,141)	(24,710,813)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(61,709)
Net cash used in investing activities	-	-	(61,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	3,063,484
Proceeds from senior convertible notes	-	-	13,963,838
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Payments for deferred financing costs	(25,000)	-	(1,542,603)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities	533,000	-	10,990,270
Repurchase of outstanding warrants	(33,000)	-	(33,000)
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	475,000	-	25,465,242
NET INCREASE (DECREASE) IN CASH	(142,751)	(130,141)	692,720
CASH – BEGINNING OF PERIOD	835,471	1,985,334	-
CASH – END OF PERIOD	$692,720	$1,855,193	$692,720
Cash paid for interest	$26,938	$-	$45,363
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$-	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$854,608
Debt discount on senior convertible notes	$-	$-	$6,312,768
Deemed dividend – beneficial conversion feature	$309,944	$-	$309,944
Accrued deferred financing cost	$-	$-	$30,803
Accrued private placement expenses	$25,867	$-	$25,867

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

During the three months ended March 31, 2013, because the Series A non-voting preferred stock is immediately convertible at the option of the holder, we recorded deemed dividend of $ 309,944 from the beneficial conversion feature associated with the issuance of the Series A non-voting convertible preferred stock and the warrant.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Restatement of Condensed Consolidated Financial Statements:

The Company has identified an error resulting in the understatement of the non-cash deemed dividend – beneficial conversion feature in the amount of $129,442 for the three months ended March 31, 2013 and the cumulative period from July 28, 2006 (Inception) to March 31, 2013.  The following table illustrates the effect on each line item as of and for the three months ended March 31, 2013 and the cumulative period from July 28, 2006 (Inception) to March 31, 2013:

	As Previously Reported ($)	As Restated ($)
Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited)
Additional paid-in capital	46,522,547	46,651,989
Deficit accumulated during the development stage	(47,810,787)	(47,940,229)
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 (Unaudited)
Deemed dividend – beneficial conversion feature	(180,502)	(309,944)
Net loss attributable to common shareholders	(1,437,553)	(1,566,995)
Net loss per share – basic and diluted	(0.12)	(0.14)
Condensed Consolidated Statements of Operations Cumulative Period from July 28, 2006 (Inception) through March 31, 2013 (Unaudited)
Deemed dividend – beneficial conversion feature	(180,502)	(309,944)
Net loss attributable to common shareholders	(47,810,787)	(47,940,229)
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2013 (Unaudited)
Additional Paid-in Capital
Deemed dividend related to beneficial conversion feature of Series A non- voting preferred stock	180,502	309,944
Balance at March 31, 2013	46,522,547	46,651,989
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2013 (Unaudited)
Deficit Accumulated During the Development Stage
Deemed dividend related to beneficial conversion feature of Series A non- voting preferred stock	(180,502)	(309,944)
Balance at March 31, 2013	(47,810,787)	(47,940,229)
Condensed Consolidated Statement of Cash Flows For the Three Months Ended March 31, 2013 (Unaudited)
Supplemental Disclosure of Non-Cash Financing Activities
Deemed dividend – beneficial conversion feature	180,502	309,944
Condensed Consolidated Statement of Cash Flows For the Cumulative Period from July 28, 2006 (Inception) through March 31, 2013 (Unaudited)
Supplemental Disclosure of Non-Cash Financing Activities
Deemed dividend – beneficial conversion feature	180,502	309,944

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate Neutrolin.  As of March 31, 2013, we had a deficit accumulated during the development stage of $47, 940,229 .  Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization.  As a result, our operating losses are likely to be substantial over the next several years.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

			Period from
			July 28, 2006
	Three Months Ended		(Inception)
	March 31,		through
	2013	2012	March 31, 2013
CRMD001	0%	5%	48%
CRMD002	0%	0%	0%
CRMD003	92%	89%	49%
CRMD004	8%	6%	3%

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

During the period covered by this report, we identified a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act ”)), with respect to a lack of accounting expertise related to non-routine, complex accounting matters.  This material weakness did not have any impact on our financial statements for the quarter ended March 31, 2013 but did result in a restatement of the financial statements in our September 30, 2012 Quarterly Report on Form 10-Q.  We initiated appropriate measures to remediate this weakness by forming an accounting oversight committee ("Oversight Committee"), comprised  of members of our senior management, which has engaged a third party GAAP advisor, charged with the task of discussing and reviewing all significant transactions that have financial recognition issues, either to be recorded or  disclosed.  The third party GAAP advisor assists as well as advises our Chief Financial Officer and the Audit Committee on a timely basis, including quarter-end and year-end reviews of proposed accounting for and disclosure of significant financial transactions and changes in GAAP.

In the fourth quarter of 2013, we identified a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), with respect to a spreadsheet formula error which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our March 31, 2013 Quarterly Report on Form 10-Q.  We have taken appropriate measures to remediate this weakness by improving the review of spreadsheets supporting the accounting for significant financial transactions.

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

In the fourth quarter of 2013, we identified a material weakness in our internal control over financial reporting with respect to a spreadsheet formula error which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our March 31, 2013 Quarterly Report on Form 10-Q.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
4.18	Warrant, dated April 11, 2013, issued to ND Partners, LLC.***
10.28	Amendment, dated April 11, 2013, to License and Assignment Agreement dated January 30, 2008 between CorMedix Inc. and ND Partners, LLC.***
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2013 (restated), formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 (restated) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2013 (restated), (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the three months ended March 31, 2013 (restated), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2013 (restated), and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

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
Steven Lefkowitz
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.18	Warrant, dated April 11, 2013, issued to ND Partners, LLC .***
10.28	Amendment, dated April 11, 2013, to License and Assignment Agreement dated January 30, 2008 between CorMedix Inc. and ND Partners, LLC .***
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 (restated) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2013 (restated), (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the three months ended March 31, 2013 (restated), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2013 (restated), and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

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