Form 10-K/A
period 2012-12-31
CorMedix Inc.
filed 2014-03-04
CIK 1410098

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-K /A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None

CORMEDIX INC.

Form 10-K/A

For the Year Ended December 31, 2012

EXPLANATORY NOTE

CorMedix Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013 (the “Original Filing”), to correct its audited financial statements included in the Original Filing.  The error was due to an inadvertent over-accrual of a royalty under a license agreement.  We also have amended “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect these adjusted amounts.

We have amended “Part I. Item 1A. Risk Factors,” and “Part II. Item 9A. Controls and Procedures” to reflect a material weakness in our internal control over financial reporting which resulted in the restatement of our financial statements included in our Form 10-K for the year ended December 31, 2012.

In addition to the corrections above, this Amendment also restates “Part II. Item 6. Exhibits” to include the consent of the Company’s independent registered public accounting firm, which is attached as Exhibit 23.1, and currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after March 27, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

PART I

Item 1A.	Risk Factors.	3

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 9A.	Controls and Procedures.	20

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	22

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

We were established in July 2006 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early stages of operation. We incurred net losses of approximately $6.7 million and $3.4 million for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012, we had an accumulated deficit of approximately $46 .2 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trial and commercialization activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until we receive a CE Mark for and launch Neutrolin® in Europe, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: successful completion of the development of our product candidates, particularly Neutrolin®; obtaining necessary regulatory approvals for Neutrolin® from the applicable European agencies, other foreign agencies and the FDA and from the FDA and international regulatory agencies for any other products; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

We are a development stage pharmaceutical and medical device company with product candidates in various stages of development.  In late 2011, we changed our strategy to primarily focus on the commercialization of Neutrolin® in Europe through the CE Marking process and have elected to delay our other product candidates’ development until we have obtained CE Marking approval in Europe for Neutrolin®. Our product candidates are currently at the following stages:

●	CRMD003 (Neutrolin®) - submitted a CE Mark application for approval in Europe; and
●	CRMD004 - currently in the pre-clinical phase.

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

Our development of current and future product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products, including but not limited to the following:

●	inability to produce positive data in pre-clinical and clinical trials;
●	delays in product development, clinical testing, or manufacturing;
●	unplanned expenditures in product development, clinical testing, or manufacturing;
●	failure to receive regulatory approvals;
●	emergence of superior or equivalent products;
●	inability to manufacture our product candidates on a commercial scale on our own, or in collaboration with third parties; and
●	failure to achieve market acceptance.

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

In order to obtain FDA or foreign approval to market a new drug or device product, we must demonstrate proof of safety and effectiveness in humans. Foreign regulations and requirements are similar to those of the FDA. To meet FDA requirements, we must conduct “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

●	inability to manufacture sufficient quantities of qualified materials under the FDA’s current Good Manufacturing Practices requirements, referred to herein as cGMP, for use in clinical trials;
●	slower than expected rates of patient recruitment;
●	failure to recruit a sufficient number of patients;
●	modification of clinical trial protocols;
●	changes in regulatory requirements for clinical trials;
●	lack of effectiveness during clinical trials;
●	emergence of unforeseen safety issues;
●	delays, suspension, or termination of clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
●	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

Regulatory requirements in foreign countries for international sales of medical devices often vary from country to country. The occurrence and related impact of the following factors would harm our business:

●	delays in receipt of, or failure to receive, foreign regulatory approvals or clearances;
●	the loss of previously obtained approvals or clearances; or
●	the failure to comply with existing or future regulatory requirements.

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

Even if we receive FDA or foreign regulatory approval for one or more of our product candidates, physicians and patients may not accept and use it. Acceptance and use of our products will depend upon a number of factors including the following:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug or device product;
●	cost-effectiveness of our product relative to competing products;
●	availability of reimbursement for our product from government or other healthcare payors; and
●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

Our commercial success will depend in part on obtaining further patent protection for our products and other technologies and successfully defending any patents that we currently have or will obtain against third-party challenges. The patents most material to our business are as follows:

●	U.S. Registration No. 7,696,182 (expiring in May 2025) - use of Neutrolin® for preventing infection and maintenance of catheter patency in hemodialysis catheters (for CRMD003);
●	U.S. Registration No. 6,166,007 (expiring May 2019) - a method of inhibiting or preventing infection and blood coagulation at a medical prosthetic device (for CRMD003); and
●	European Registration No. 1442753 (expiring February 2023) - use of a thixotropic gel as a catheter locking composition, and method of locking a catheter (for CRMD004).

We are currently seeking further patent protection for our compounds and methods of treating diseases. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

●	patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage;
●
our competitors, many of which have substantially greater resources than we have and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets;

●
there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

●
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

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to do one or more of the following:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;
●	abandon an infringing product candidate;
●	redesign our products or processes to avoid infringement;
●	stop using the subject matter claimed in the patents held by others;
●	pay damages; or
●	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

●	our need for additional capital;
●	the receipt of CE Mark approval for Neutrolin®;
●	results of clinical trials of our product candidates or those of our competitors;
●	our entry into or the loss of a significant collaboration;
●	regulatory or legal developments in the United States and other countries, including changes in the healthcare payment systems;
●	changes in financial estimates or investment recommendations by securities analysts relating to our common stock;
●	announcements by our competitors of significant developments, strategic partnerships, joint ventures or capital commitments;
●	changes in key personnel;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and medical device sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions;
●	developments or disputes concerning patents or other proprietary rights;
●	future sales or anticipated sales of our securities by us or our stockholders; and
●	any other factors described in this “Risk Factors” section.

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

As of February 28, 2013, we had outstanding the following securities that are convertible into or exercisable for shares of our common stock:

●	warrants for 4,043,569 shares of our common stock issued in connection with our IPO with an exercise price of $3.4375 per share and that expire on March 24, 2015;
●
a warrant to purchase 2,406 units with an exercise price of $7.80 per unit issued to the underwriters of our IPO that, if exercised, would result in the issuance of an additional 4,812 shares of common stock and warrants to purchase an additional 2,406 shares of common stock;

●	warrants for 503,034 shares of our common stock issued in our 2009 private placement, which warrants have an exercise price of $3.4375 per share and expire on October 29, 2014;
●	warrants for 18,250 shares of common stock with an exercise price of $7.84 per share issued to co-placement agents in connection with our previous convertible note financings;
●
options to purchase an aggregate of 2,135,630 shares of our common stock issued to our officers, directors, employees and non-employee consultants under our Amended and Restated 2006 Stock Incentive Plan, or the 2006 Stock Plan, with a weighted average exercise price of $1.26 per share;

●	outstanding Senior Convertible Notes issued in our 2012 private placement with an aggregate face value of $1,324,000, convertible into an aggregate of 3,782,857 shares of our common stock;
●	warrants issued to investors in our 2012 private placement to purchase an aggregate of 3,310,000 shares of our common stock with an exercise price of $0.40 per share;
●	warrants issued to the placement agent for our 2012 private placement to purchase an aggregate of 331,000 shares of our common stock with an exercise price of $0.40 per share;
●	287,324 shares of our common stock issuable upon the conversion of 287,324 shares of our Series A Non-Voting Convertible preferred stock issued on February 19, 2013; and
●	400,000 shares of our common stock issuable upon the exercise of a warrant issued on February 19, 2013.

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

We have identified material weakness es in our internal control over financial reporting, and our internal control over financial accounting and our disclosure controls and procedures may not prevent all possible errors that could occur.

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

In the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting with respect to the inadvertent over-accrual of a royalty under a license agreement which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the 2012 and 2011 financial statements in our December 31, 2012 Annual Report on Form 10-K.

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

●
authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, as was done in February 2013 when we issued shares of Series A non-voting convertible preferred stock;

●	prohibiting our stockholders from fixing the number of our directors; and
●	establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board of Directors.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
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

PART II

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

We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007.  Since our inception, we have had no revenue from product sales.  Our operations have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have generated significant losses since our inception and we expect to continue to generate losses as we progress towards the commercialization of our lead product candidate CRMD003 (Neutrolin®).  As of December 31, 2012, we had a deficit accumulated during the development stage of $46, 233 ,234.  Because we do not generate revenue from any of our product candidates, our losses will continue as we continue development of our product candidates.   As a result, our operating losses are likely to be substantial until at least the planned launching of Neutrolin® in Europe and thereafter, if not successful.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.  These matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Conducting a significant amount of development is central to our business model.  Through December 31, 2012, we incurred $23, 203 ,305 in R&D expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our R&D expenses for the foreseeable future in order to complete development of CRMD003 and our earlier-stage R&D projects.

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

	Year Ended December 31,
	2012	2011	Period from July 28, 2006 (Inception) through December 31, 2012
CRMD001	6%	32%	49%
CRMD002	0%	0%	0%
CRMD003	88%	66%	48%
CRMD004	6%	2%	3%

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and December 31, 2011

R&D Expense.  R&D expense was $1, 142 ,631 for the year ended December 31, 2012, a decrease of $2, 915 ,594, from $4, 058 ,225 for the year ended December 31, 2011.  The decrease was attributable to our strategic change of direction during September 2011, which is to focus primarily on CE Mark approval for Neutrolin® in Europe.  During the fourth quarter of 2011, we also discontinued the development of CRMD001, deferiprone and returned the product candidate to the licensor in December 2011.  Our strategic change of direction also resulted in lower clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 during the second quarter of 2012 and lower personnel costs as a result of our Chief Medical Officer (“CMO”) transitioning to a part-time status and a 50% reduction of salary effective March 2012.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,276,260 for the year ended December 31, 2012.  The net loss of $3, 380 ,682 for the year ended December 31, 2012 was higher than cash used in operating activities by $1, 104 ,422.  The primary reasons for the difference are amortization of debt discount of $279,052, noncash stock-based compensation charges of $274,358 and amortization of deferred financing costs of $76,633, primarily due to the beneficial conversion feature of the convertible notes and warrants we issued, and an increase in accrued expenses of $26,646, offset by decreases in prepaid expenses and other current assets of $503,742, relating primarily to the collection of other receivables related to the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and accounts payable of $15,743.  Net cash used in operating activities was $6,296,725 for the year ended December 31, 2011.  The net loss of $6, 671 ,273 for the year ended December 31, 2011 was higher than cash used in operating activities by $ 374 ,548.  The primary reasons for the difference are non-cash stock-based compensation charges of $692,403, offset by decreases in accounts payable and accrued expenses of $ 170 ,783 and $139,855, respectively, relating primarily to clinical research organization costs, clinical site costs, manufacturing costs, patent fees and accrued legal fees.

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

In the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting with respect to the inadvertent over-accrual of a royalty under a license agreement which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our December 31, 2012 Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures
Disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures, and as a result of the material weakness es described above, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of December 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

3.2	Form of Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012 .*
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

10.26	Consulting Agreement, as amended December 24, 2012, between the Company and MW Bridges LLC .*
10.27	2013 Stock Incentive Plan .*
21.1	List of Subsidiaries .*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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

_____________

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

CORMEDIX INC.

March 4, 2014	By: /s/ Randy Milby
Randy Milby
Chief Executive Officer (Principal Executive Officer)

March 4, 2014	By: /s/ Steven Lefkowitz
Steven Lefkowitz
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

As discussed in Note 12, the Company restated its financial statements as of December 31, 2012 and 2011 and for the years then ended and for the period from July 28, 2006 (Inception) to December 31, 2012.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $3, 380 ,682 for the year ended December 31, 2012 and, as of that date, had a deficit accumulated during the development stage of $46, 233 ,234. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ CohnReznick LLP

Roseland, New Jersey
March 27, 2013, except for the effects of the matter discussed in paragraph four above and Note 12 to the financial statements which are as of March 3, 2014

CORMEDIX INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012 (Restated)	December 31, 2011 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$835,471	$1,985,334
Prepaid research and development expenses	11,221	19,888
Deferred financing costs	257,886	-
Other receivable	-	493,855
Other prepaid expenses and current assets	30,677	31,897
Total current assets	1,135,255	2,530,974
Property and equipment, net	4,668	11,689
Security deposit	13,342	13,342
TOTAL ASSETS	$1,153,265	$2,556,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$928,553	$913,493
Accrued expenses	261,983	296,512
Accrued interest, related parties	16,175	-
Senior convertible notes, net of debt discount of $647,939	16,061	-
Senior convertible notes – related parties, net of debt discount of $406,316	253,684	-
Total current liabilities	1,476,456	1,210,005
Deferred rent	12,185	14,472
TOTAL LIABILITIES	1,488,641	1,224,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock - $0.001 par value: 2,000,000 shares authorized in 2012, none issued and outstanding	-	-
Common stock - $0.001 par value: 80,000,000 and 40,000,000 shares authorized in 2012 and 2011, respectively; 11,408,274 shares issued and outstanding at December 31, 2012 and 2011	11,408	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	45,886,596	44,172,818
Deficit accumulated during the development stage	(46,233,234)	(42,852,552)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(335,376)	1,331,528
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,153,265	$2,556,005

The accompanying Notes are integral part of these financial statements.

CORMEDIX INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012 (Restated)	Year Ended December 31, 2011 (Restated)	Cumulative Period from July 28, 2006 (Inception) Through December 31, 2012 (Restated)

OPERATING EXPENSES
Research and development	$1,142,631	$4,058,225	$23,203,305
General and administrative	1,857,080	3,148,759	12,776,034
Total operating expenses	2,999,711	7,206,984	35,979,339

LOSS FROM OPERATIONS	(2,999,711)	(7,206,984)	(35,979,339)

OTHER INCOME (EXPENSE)
Other income	-	29,819	420,987
Interest income	1,965	12,037	126,307
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(382,936)	-	(11,575,964)
LOSS BEFORE INCOME TAXES	(3,380,682)	(7,165,128)	(47,008,009)
State income tax benefit	-	493,855	774,775
NET LOSS	$(3,380,682)	$(6,671,273)	$(46,233,234)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.30)	$(0.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	11,408,274	11,408,274

The accompanying Notes are integral part of these financial statements.

CORMEDIX INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from July 28, 2006 (Inception) to December 31, 2012

	Common Stock		Non-Voting Common Stock – Class A		Common Stock – Series B - F		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage (Restated)	Total Stockholders’ Equity (Deficiency) (Restated)
	Shares	Amount	Shares	Amount	Shares	Amount

Common stock issued to founders at $0.008 per share in July 2006	510,503	$510						$3,490		$4,000

Common stock issued and held in escrow to licensor at $0.008 per share in August 2006					1,000,000	$1,000	$(1,000)			-

Common stock issued to employee at $0.008 per share in November 2006	53,743	54						367		421

Stock-based compensation								4,726		4,726

Net loss									$(975,317)	(975,317)

Balance at December 31, 2006	564,246	564			1,000,000	1,000	(1,000)	8,583	(975,317)	(966,170)

Common stock issued to employees at $0.008 per share in January and March 2007	27,056	27						185		212

Common stock issued to technology finders at $0.008 per share in March 2007			193,936	$194						194

Warrants issued in connection with senior convertible notes								748,495		748,495

Debt discount on senior convertible notes								2,993,981		2,993,981

Stock-based compensation								64,875		64,875

Net loss									(7,237,526)	(7,237,526)

Balance at December 31, 2007	591,302	591	193,936	194	1,000,000	1,000	(1,000)	3,816,119	(8,212,843)	(4,395,939)

The accompanying Notes are integral part of these financial statements.

CORMEDIX INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from July 28, 2006 (Inception) to December 31, 2012

	Common Stock		Non-Voting Common Stock – Class A		Common Stock – Series B - F		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage (Restated)	Total Stockholders’ Equity (Deficiency) (Restated)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007 (carried forward)	591,302	$591	193,936	$194	1,000,000	$1,000	$(1,000)	$3,816,119	$(8,212,843)	$(4,395,939)

Common stock issued to licensor at $8.23 per share in January 2008	39,980	40						328,908		328,948

Common stock issued to licensor and held in escrow in January 2008	15,992	16					(125)	109		-

Common stock issued to consultant at $8.23 per share in May 2008	939	1						7,720		7,721

Debt discount on senior convertible notes								747,215		747,215

Stock-based compensation								281,652		281,652

Net loss									(8,996,745)	(8,996,745)

Balance at December 31, 2008	648,213	648	193,936	194	1,000,000	1,000	(1,125)	5,181,723	(17,209,588)	(12,027,148)

Common stock issued to consultant at $32.05 per share in July 2009	639	1						20,449		20,450

Common stock issued to licensor at $32.05 per share in exchange for Series B-F common stock in October 2009	98,739	99			(1,000,000)	(1,000)	1,186	3,164,217		3,164,502

Common stock issued to licensor at $32.05 per share in October 2009	28,156	28						902,316		902,344

Common stock issued to licensor and held in escrow in October 2009	11,263	11					(88)	77		-

Debt discount on senior convertible notes								1,238,265		1,238,265

Stock-based compensation								114,143		114,143

Net loss									(8,096,455)	(8,096,455)

Balance at December 31, 2009	787,010	787	193,936	194	-	-	(27)	10,621,190	(25,306,043)	(14,683,899)

The accompanying Notes are integral part of these financial statements.

CORMEDIX INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from July 28, 2006 (Inception) to December 31, 2012

	Common Stock		Non-Voting Common Stock – Class A		Common Stock – Series B - F		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage (Restated)	Total Stockholders’ Equity (Deficiency) (Restated)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009 (carried forward)	787,010	$787	193,936	$194			$(27)	$10,621,190	$(25,306,043)	$(14,683,899)

Common stock issued to consultant at $32.05 per share in February 2010	4,059	4						130,087		130,091

Common stock issued upon conversion of Class A Non-Voting Common Stock at a 1 for 7.836 conversion rate in February 2010	24,750	25	(193,936)	(194)				169		-

Common stock issued from debt conversion to noteholders in March 2010	5,914,431	5,914						18,891,253		18,897,167

Common stock issued to licensors at $3.125 per share in March 2010	828,024	828					(119)	2,217,215		2,217,924

Common stock issued in initial public offering at $3.125 per share in March 2010, net of issuance costs	3,850,000	3,850						10,453,420		10,457,270

Stock-based compensation								1,167,081		1,167,081

Net loss									(10,875,236)	(10,875,236)

Balance at December 31, 2010	11,408,274	11,408	-	-	-	-	(146)	43,480,415	(36,181,279)	7,310,398

Stock-based compensation								692,403		692,403

Net loss									(6,671,273)	(6,671,273)

Balance at December 31, 2011	11,408,274	$11,408	-	-	-	-	$(146)	$44,172,818	$(42,852,552)	$1,331,528

The accompanying Notes are integral part of these financial statements.

CORMEDIX INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from July 28, 2006 (Inception) to December 31, 2012

	Common Stock		Non-Voting Common Stock – Class A		Common Stock – Series B - F		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage (Restated)	Total Stockholders’ Equity (Deficiency) (Restated)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011 (carried forward)	11,408,274	$11,408	-	$-	-	$-	$(146)	$44,172,818	$(42,852,552)	$1,331,528

Stock-based compensation	-	-						274,358	-	274,358

Debt discount	-	-	-	-	-	-	-	1,333,307	-	1,333,307

Warrants issued to placement agent in connection with financing	-	-	-	-	-	-	-	106,113	-	106,113

Net loss	-	-	-	-	-	-	-	-	(3,380,682)	(3,380,682)

Balance at December 31, 2012	11,408,274	$11,408	-	$-	-	$-	$(146)	$45,886,596	$(46,233,234)	$(335,376)

The accompanying Notes are integral part of these financial statements.

CORMEDIX INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012 (Restated)	Year Ended December 31, 2011 (Restated)	Period from July 28, 2006 (Inception) To December 31, 2012 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,380,682)	$(6,671,273)	$(46,233,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	274,358	692,403	2,599,238
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	76,632	-	2,124,513
Amortization of debt discount	279,052	-	5,258,513
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,018
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	7,022	12,246	57,042
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	503,742	(17,176)	(41,898)
Security deposits	-	-	(13,342)
Accounts payable	(15,743)	(170,783)	897,750
Accrued expenses and accrued interest	(18,354)	(139,855)	278,158
Deferred rent	(2,287)	(2,287)	12,185
Net cash used in operating activities	(2,276,260)	(6,296,725)	(24,093,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,625)	(61,709)
Net cash used in investing activities	-	(1,625)	(61,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties, net	597,735	-	3,063,484
Proceeds from senior convertible notes, net	598,865	-	13,963,838
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Payment of deferred financing costs	(70, 203)	-	(1, 517,603)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities, net of issuance costs	-	-	10,457,270
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	1,126,397	-	24,990,242
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,149,863)	(6,298,350)	835,471
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,985,334	8,283,684	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$835,471	$1,985,334	$835,471

Cash paid for interest	$-	$-	$18,425

Supplemental Disclosure of Non Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$-	$-	$18,897,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$-	$148,015
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$106,113	$-	$854,608
Debt discount on senior convertible notes	$1,333,307	$-	$6,312,768
Accrued deferred financing costs	$30,803	$-	$30,803

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business.  For the year ended December 31, 2012 and the period from July 28, 2006 (inception) to December 31, 2012, the Company incurred net losses of $3,380,682 and $46,233,234 , respectively. The Company has stockholders’ deficit as of December 31, 2012 of $335,376 . Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing or distribution of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management believes that the Company’s decision to focus the majority of the Company’s resources, including the Company’s research and development efforts, primarily on the CE Marking approval and commercialization of Neutrolin® (CRMD003) in Europe will result in the currently available capital resources of the Company being sufficient to meet the Company’s operating needs into the second quarter of 2013, after giving effect to the Company’s gross receipt of $1,324,000 from the Company’s convertible note financing during the year ended December 31, 2012 and the gross proceeds of $533,000 from the private placement of Series A non-voting convertible preferred stock in February 2013 (see Note 11).  The Company intends to raise additional funds through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, however, the Company can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all.  If adequate financing or a strategic relationship is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.  If the Company is unable to achieve these goals, its business would be jeopardized and it may not be able to continue operations.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

    On November 9, 2012, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Oliver Buck, pursuant to which Mr. Buck provides services and support to the Company in the field of strategic and corporate development and will specifically include direct general support to the Companys executive management team with regard to strategic planning, corporate development and implementation of mutually agreed to tasks and projects. Mr. Buck received a monthly retainer of $5,400. Any additional work performed by Mr. Buck will be pre-approved by the Company on a case-by-case basis, and Mr. Buck was compensated for such additional work at a rate of $1,800 per day. In addition, the Company granted to Mr. Buck stock options to purchase 200,000 shares of the Companys common stock in accordance with the terms of the Companys Amended and Restated 2006 Stock Incentive Plan. The Options have an exercise price of $0.44, the closing sale price of the Companys common stock, as reported on the NYSE-MKT on November 9, 2012. 50,000 shares of common stock underlying the option vested immediately upon grant with the remainder to vest upon completion of certain operational and strategic milestones, including, but not limited to, receipt of CE Mark approval for CRMD003, Neutrolin. Further, the Company will reimburse Mr. Buck for all reasonable documented and necessary expenses incurred in connection with services provided pursuant to the Consulting Agreement. Such expenses must be pre-approved in writing by the Company. The Consulting Agreement will terminate on November 9, 2013, unless sooner terminated in accordance with its terms. The Consulting Agreement may be extended for additional one-year periods upon mutual written agreement by the parties. The Consulting Agreement may be terminated upon 90 days prior written notice by either party.

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

During the year ended December 31, 2012, the Company granted the following stock options to purchase shares of common stock under the Plan:

● An aggregate of 765,000 ten-year stock options was granted to various directors and officers of the Company with an exercise price of $0.68 per share based on the closing price of the Company’s common stock on the date of grant.  These options will vest as to 50% on the date of the issuance of the CE Mark approval in Europe for the Company’s Neutrolin® product candidate, if the CE Mark approval is obtained on or before March 31, 2013, and 50% will vest on December 31, 2013.  The Company believes that it is not probable that the objective will be achieved by the end of March 2013.  Subsequently, in March 2013, the vesting of the 50% performance options was amended to vest on the date of issuance of the CE Mark if issued on or before June 30, 2013 as opposed to March 31, 2013.  At December 31, 2012, the Company did not record any expense related to the 50% performance options and is expensing the vesting of the remaining 50% options through December 31, 2013.   The Company expects that by June 30, 2013, it is probable that such objective will be achieved and will record the expense from January 1, 2013 through June 30, 2013.   There will be accounting implications during the first quarter of 2013 as a result of this modification.

● 25,000 ten-year stock options were granted to a consultant of the Company with an exercise price of $0.68 per share based on the closing price of the Company’s common stock on the date of grant.  These options will vest as to 50% on the date of the issuance of the CE Mark approval in Europe for the Company’s Neutrolin® product candidate, if the CE Mark approval is obtained on or before March 31, 2013, and 50% will vest on December 31, 2013.  The Company believes that it is not probable that the objective will be achieved by the end of March 2013.  Subsequently, in March 2013, the vesting schedule of the 50% performance options was amended to vest on the date of issuance of the CE Mark if issued on or before June 30, 2013 as opposed to March 31, 2013.  Since such objective was not achieved as of December 31, 2012, no expense related to the 50% performance options was recorded at December 31, 2012.  The Company is expensing the vesting of the remaining 50% options through December 31, 2013.

● 200,000 five-year stock options were granted to a consultant of the Company with an exercise price of $0.44 per share based on the closing price of the Company’s common stock on the date of grant.  50,000 of these options vested immediately at the date of grant and the remainder to vest upon completion of certain operational and strategic milestones, including, but not limited to, receipt of CE Mark approval for CRMD003, Neutrolin®.  For the year ended December 31, 2012, the Company recorded the expense related to the 50,000 stock options that vested immediately.   For the remaining 150,000 stock options, no expense was recorded for the year ended December 31, 2012 since such milestones were not achieved at December 31, 2012.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

● 10,000 five-year stock options were awarded to a consultant of the Company with an exercise price $0.24 per share  based on the closing price of the Company’s common stock on the date of grant.  Vesting is contingent upon the receipt of the Company’s Neutrolin® CE Mark.  Since such objective was not achieved as of December 31, 2012, no expense related to this grant was recorded by the Company for the year ended December 31, 2012.

● 50,000 ten-year stock options were awarded to a consultant of the Company with an exercise price of $0.29 per share based on the closing price of the Company’s common stock on the date of grant.  Vesting is contingent upon the receipt of the Company’s Neutrolin® CE Mark.  This consultant met the classification of an employee but the Company expects that it is not probable that such objective will be achieved by March 2013.  Subsequently, in March 2013, the Company amended the timeline of the CE Mark that it will be issued on or before June 30, 2013 as opposed to March 31, 2013.  The Company expects that it is probable that such objective will be achieved by June 30, 2013.  Therefore, the Company did not expense the vesting of these options at December 31, 2012 and will record the expense from January 1, 2013 through June 30, 2013.

● 180,000 stock options were granted to the Company’s former Chief Operating Officer/Chief Financial Officer (“COO/CFO”) with an exercise price of $0.49 per share.  As a result of the Company’s COO/CFO’s resignation in April 2012, all of the options mentioned above except for the 45,000 vested options were forfeited.  The vested 45,000 stock options were amended to extend the exercise period up to and through May 31, 2014.  The Company re-measured and recorded as an expense the value of the 45,000 stock options and reversed the recorded expense of the forfeited stock options.

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

A summary of the Company’s stock options activity under the Plan and related information is as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,236,342	$2.47	1,662,827	$3.15
Granted	1,380,000	$0.56	886,000	$1.67
Cancelled	(217,662)	$3.13	-	$-
Forfeited	(263,050)	$1.72	(1,312,485)	$2.79
Outstanding at end of year	2,135,630	$1.26	1,236,342	$2.47
Outstanding at end of year expected to vest	961,034	$1.26	1,236,342	$2.47
Options exercisable	758,297	$2.16	476,014	$3.02
Weighted-average fair value of options granted during the year		$0.46		$1.33

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

CORMEDIX INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

During the years ended December 31, 2012 and 2011 and the period from July 28, 2006 (Inception) to December 31, 2012, the Company expensed approximately $ 45 ,000, $ 53 ,000 and $ 421 ,000, respectively, in connection with the Polaschegg License Agreement.

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

On February 19, 2013, the Company sold to an existing institutional investor, 761,429 shares of its newly created Series A Non-Voting Convertible preferred stock and a warrant to purchase up to 400,000 shares of the Company’s common stock, for gross proceeds of $533,000. The Series A shares and the warrant were sold together at a price of $0.70 per share for each share of Series A stock.  Each share of Series A Stock is convertible into one share of the Company’s common stock at any time at the holder’s option.   However, the holder will be prohibited from converting Series A Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 3.99% of the total number of shares of the Company’s common stock then issued and outstanding.  In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series A Stock will receive a payment equal to $0.001 per share of Series A Stock before any proceeds are distributed to the holders of common stock.  Shares of the Series A Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

●	senior to all common stock;
●	senior to any class or series of capital stock hereafter created specifically by its terms junior to the Series A Stock;
●	on parity with our Series A Preferred Stock and any class or series of capital stock hereafter created specifically ranking by its terms on parity with the Series A Stock; and
●	junior to any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series A Stock;
●	in each case, as to distributions of assets upon our liquidation, dissolution or winding up whether voluntarily or involuntarily.

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

Note 12 — Restatement of Consolidated Financial Statements:

The Company has identified an error resulting in decreases in liabilities and accumulated deficit, and decreases in research and development expense and net loss for the years ended December 31, 2012 and 2011 and for the cumulative period from July 28, 2006 (Inception) through December 31, 2012.  The following table illustrates the effect on each line item as of and for the years ended December 31, 2012 and 2011 and the cumulative period from July 28, 2006 (Inception) to December 31, 2012:

	December 31, 2012		December 31, 2011		Cumulative Period from July 28, 2006 (Inception) Through December 31, 2012
	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)
Balance Sheets:
Accounts payable	1,023,553	928,553	1,008,493	913,493	-	-
Accrued expense	306,983	261,983	-	-	-	-
Total current liabilities	1,616,456	1,476,456	1,305,005	1,210,005	-	-
Total Liabilities	1,628,641	1,488,641	1,319,477	1,224,477	-	-
Deficit accumulated during the development stage	(46,373,234)	(46,233,234)	(42,947,552)	(42,852,552)	-	-
Total Stockholders’ Equity (Deficiency)	(475,376)	(335,376)	1,236,528	1,331,528	-	-
Statement of Operations:
Research and development	1,187,631	1,142,631	4,098,225	4,058,225	23,343,305	23,203,305
Total Operating Expenses	3,044,711	2,999,711	7,246,984	7,206,984	36,119,339	35,979,339
Loss from Operations	(3,044,711)	(2,999,711)	(7,246,984)	(7,206,984)	(36,119,339)	(35,979,339)
Loss Before Income Taxes	(3,425,682)	(3,380,682)	(7,205,128)	(7,165,128)	(47,148,009)	(47,008,009)
Net Loss	(3,425,682)	(3,380,682)	(6,711,273)	(6,671,273)	(46,373,234)	(46,233,234)
Net Loss per Common Share
Basic and Diluted	(0.30)	(0.30)	(0.59)	(0.58)	-	-
Statement of Cash Flows:
Net loss	(3,425,682)	(3,380,682)	(6,711,273)	(6,671,273)	(46,373,234)	(46,233,234)
Accounts payable	-	-	(130,783)	(170,783)	992,750	897,750
Accrued expenses and accrued interest	26,646	(18,354)	-	-	323,158	278,158

	Deficit Accumulated During the Development Stage		Total Stockholders’ Equity (Deficiency)
	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)
Statement of Stockholders’ Equity (Deficiency):
Net loss	(8,121,455)	(8,096,455)	-	-
Balance December 31, 2009	(25,331,043)	(25,306,043)	(14,708,899)	(14,683,899)
Net loss	(10,905,236)	(10,875,236)	-	-
Balance December 31, 2010	(36,236,279)	(36,181,279)	7,255,398	7,310,398
Net loss	(6,711,273)	(6,671,273)	-	-
Balance December 31, 2011	(42,947,552)	(42,852,552)	1,236,528	1,331,528
Net loss	(3,425,682)	(3,380,682)	-	-
Balance December 31, 2012	(46,373,234)	(46,233,234)	(475,376)	(335,376)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).

3.2	Form of Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A (File No. 333-163380), filed with the SEC on March 1, 2010).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012 .*
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

10.26	Consulting Agreement, as amended December 24, 2012, between the Company and MW Bridges LLC .*
10.27	2013 Stock Incentive Plan .*
21.1	List of Subsidiaries .*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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

_____________

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