Form 10-Q/A
period 2013-06-30
CorMedix Inc.
filed 2014-03-04
CIK 1410098

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

EXPLANATORY NOTE

CorMedix Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2013 , as amended by amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly ended June 30, 2013, filed with the Commission on November 19, 2013 (the “Original Filing”), to correct its unaudited condensed consolidated financial statements included in the Original Filing.  The error was due to an inadvertent over-accrual of a royalty under a license agreement.  We also have amended “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect these increased and decreased amounts.

We have amended “Part I Item 4. Controls and Procedures and Evaluation of Disclosure Controls and Procedures” and “Part II Item 1A. Risk Factors” to reflect a material weakness in our internal control over financial reporting which resulted in the restatement of our financial statements on Form 10-Q for the quarter ended June 30, 2013 , as amended on Form 10-Q/A for the quarter ended June 30, 2013 filed with the Commission on November 19, 2013.

In addition to the corrections above, this Amendment also restates “Part II. Item 6. Exhibits” to include currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 2.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after August 14, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

CORMEDIX INC.
(A Development Stage Company)

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets (restated) as of June 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (unaudited) (restated) for the Three and Six Months Ended June 30, 2013 and 2012 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2013	2

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit (unaudited) (restated) for the Six Months Ended June 30, 2013	3

	Condensed Consolidated Statements of Cash Flows (unaudited) (restated) for the Six Months Ended June 30, 2013 and 2012 and for the Cumulative Period From July 28, 2006 (Inception) Through June 30, 2013	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	27

PART II OTHER INFORMATION		27

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Restated)	December 31, 2012 (Note 1) (Restated)
ASSETS
Current assets
Cash	$158,405	$835,471
Prepaid research and development expenses	700	11,221
Deferred financing costs	204,056	257,886
Other prepaid expenses and current assets	15,000	30,677
Total current assets	378,161	1,135,255
Property and equipment, net	3,582	4,668
Security deposit	13,342	13,342
TOTAL ASSETS	$395,085	$1,153,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1, 394 ,143	$928 ,553
Accrued expenses	313 ,501	261 ,983
Accrued interest, related parties	15,077	16,175
Senior convertible notes, net of debt discount of $40,534 at June 30, 2013 and $647,939 at December 31, 2012	166,466	16,061
Senior convertible notes - related parties, net of debt discount of $130,080 at June 30, 2013 and $406,316 at December 31, 2012	529,920	253,684
Total current liabilities	2, 419 ,107	1, 476 ,456
Deferred rent	9,721	12,185
TOTAL LIABILITIES	2, 428 ,828	1, 488 ,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value: 2,000,000 shares authorized, 287,324 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	287	-
Common stock - $0.001 par value: 80,000,000 shares authorized, 13,518,186 and 11,408,274 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	13,518	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	47,693,699	45,886,596
Deficit accumulated during the development stage	(49, 741 ,101)	(46, 233 ,234)
TOTAL STOCKHOLDERS’ DEFICIT	(2, 033 ,743)	( 335 ,376)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$395,085	$1,153,265

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2013 (Restated)	For the Three Months Ended June 30, 2012 (Restated)		For the Six Months Ended June 30, 2013 (Restated)	For the Six Months Ended June 30, 2012 (Restated)	Cumulative Period from July 28, 2006 (inception) Through June 30, 2013 (Restated)

OPERATING EXPENSES
Research and development	$380 ,174		$236,940	$635 ,209	$600,546	$23, 838 ,514
General and administrative	908,736		376,617	1,460,478	912,871	14,236,512
Total Operating Expenses	1, 288 ,910		613,557	2, 095 ,687	1, 513,417	38, 075 ,026

LOSS FROM OPERATIONS	(1, 288 ,910)		(613,557)	(2, 095 ,687)	(1, 513,417)	(38, 075 ,026)

OTHER INCOME (EXPENSE)
Other income, net	-		-	-	-	420,987
Interest income	105		592	233	1,541	126,540
Foreign currency loss	(904)		-	(904)	-	(904)
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(661,162)		-	(1,101,565)	-	(12,677,529)
LOSS BEFORE INCOME TAXES	(1, 950, 871)		(612,965)	(3, 197 ,923)	(1, 511,876)	(50, 205 ,932)
State income tax benefit	-		-	-	-	774,775
NET LOSS	(1, 950 ,871)		(612,965)	(3,197,923)	(1, 511,876)	(49, 431 ,157)
Deemed dividend – beneficial conversion feature	-		-	(309,944)	-	(309,944)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1, 950 ,871)	$	(612,965)	$(3, 507 ,867)	$(1, 511,876)	$(49, 741 ,101)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.15)		$(0.05)	$(0. 28)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13,048,815		11,408,274	12,329,993	11,408,274

See Notes to Unaudited Condensed Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
For the Six Months Ended June 30, 2013

							Deficit
							Accumulated
						Additional	During the	Total
			Non-Voting		Deferred	Paid-in	Development	Stockholders’
	Common Stock		Preferred Stock – Series A		Stock	Capital	Stage	Deficit
	Shares	Amount	Shares	Amount	Issuances	(Restated)	(Restated)	(Restated)

Balance at January 1, 2013	11,408,274	$11,408	-	$-	$(146)	$45,886,596	$(46, 233 ,234)	$ ( 335 ,376)

Non-voting preferred stock issued in February 2013 private placement at $0.70 per share, net			761,429	761		506,372		507,133
Conversion of Series A non-voting preferred stock to common stock	474,105	474	(474,105)	(474)				-
Deemed dividend related to beneficial conversion feature of Series A non-voting preferred stock						309,944	(309,944)	-
Repurchase of outstanding warrants						(33,000)		(33,000)
Stock-based compensation						431,849		431,849
Warrants issued in connection with license agreement						76,574		76,574
Stock issued in connection with senior convertible note conversion at $0.35 per share	1,305,716	1,306				455,694		457,000
Stock issued in connection with warrants exercised	330,091	330				59,670		60,000
Net loss							(3, 197 ,923)	(3, 197 ,923)

Balance at June 30, 2013	13,518,186	$13,518	287,324	$287	$(146)	$47,693,699	$(49, 741 ,101)	$(2, 033 ,743)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2013 (Restated)	For the Six Months Ended June 30, 2012 (Restated)	Cumulative Period from July 28, 2006 (Inception) Through June 30, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3, 197 ,923)	$(1, 511,876)	$(49, 431 ,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	431,849	154,365	3,031,087
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	166,122	-	2,290,635
Amortization of debt discount	883,641	-	6,142,154
Warrants issued in connection with license agreement	76,574		76,574
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,007,018
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	1,086	3,511	58,128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,198	439,763	(15,700)
Security deposits	-	-	(13,342)
Accounts payable	387,430	(14,726)	1, 285 ,180
Accrued expenses and accrued interest	50 ,420	(146,291)	328 ,578
Deferred rent	(2,463)	(1,144)	9,722
Net cash used in operating activities	(1,177,066)	(1,076,398)	(25,270,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(61,709)
Net cash used in investing activities	-	-	(61,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	-	3,063,484
Proceeds from senior convertible notes	-	-	13,963,838
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Proceeds from exercise of warrants	60,000		60,000
Payments for deferred financing costs	(60,000)	(15,000)	(1,577,603)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities	533,000	-	10,990,270
Repurchase of outstanding warrants	(33,000)	-	(33,000)
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by (used in) financing activities	500,000	(15,000)	25,490,242
NET INCREASE (DECREASE) IN CASH	(677,066)	(1,091,398)	158,405
CASH – BEGINNING OF PERIOD	835,471	1,985,334	-
CASH – END OF PERIOD	$158,405	$893,936	$158,405
Cash paid for interest	$56,728	$-	$75,153
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$457,000	$-	$19,354,167
Reclassification of deferred financing fees to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$854,608
Debt discount on senior convertible notes	$-	$-	$6,312,768
Deemed dividend – beneficial conversion feature	$309,944	$-	$309,944
Accrued and unpaid deferred financing costs	$52,292	$-	$83,095
Accrued private placement expenses	$25,867	$-	$25,867

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

For the six months ended June 30, 2013 and the period from July 28, 2006 (inception) to June 30, 2013, the Company incurred net losses of $ 3,197,923 and $ 49,431,157 , respectively.

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

The Company has identified an error resulting in decreases in liabilities, deficit accumulated during the development stage and stockholders’ deficit at June 30, 2013, and decreases in research and development expense and net loss for the three and six months ended June 30, 2013 and 2012 and for the cumulative period from July 26, 2006 (Inception) through June 30, 2013.  The following table illustrates the effect on each line item as of and for the three and six months ended June 30, 2013 and 2012 and the cumulative period from July 28, 2006 (Inception) to June 30, 2013:

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2013		June 30, 2012		Cumulative Period from July 28, 2006 (Inception) Through June 30, 2013
	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)
Balance Sheets (Unaudited):
Accounts payable	1,489,143	1,394,143	-	-	-	-
Accrued expense	378,501	313,501	-	-	-	-
Total current liabilities	2,579,107	2,419,107	-	-	-	-
Total Liabilities	2,588,828	2,428,828	-	-	-	-
Deficit Accumulated During the Development Stage	(49,901,101)	(49,741,101)	-	-	-	-
Total Stockholders’ Deficit	(2,193,743)	(2,033,743)	-	-	-	-
Statement of Operations (Unaudited) : For the Three Months Ended
Research and development	390,174	380,174	248,190	236,940	-	-
Total Operating Expenses	1,298,910	1,288,910	624,807	613,557	-	-
Loss from Operations	(1,298,910)	(1,288,910)	(624,807)	(613,557)	-	-
Loss Before Income Taxes	(1,960,871)	(1,950,871)	(624,215)	(612,965)	-	-
Net Loss	(1,960,871)	(1,950,871)	(624,215)	(612,965)	-	-
Net Loss Attributable to Common Shareholders	(1,960,871)	(1,950,871)	(624,215)	(612,965)	-	-
Net Loss Per Common Share Basic and Diluted	(0.15)	(0.15)	(0.05)	(0.05)	-	-
For the Six Months Ended
Research and development	655,209	635,209	623,046	600,546	23,998,514	23,838,514
Total Operating Expenses	2,115,687	2,095,687	1,535,917	1,513,417	38,235,026	38,075,026
Loss from Operations	(2,115,687)	(2,095,687)	(1,535,917)	(1,513,417)	(38,235,026)	(38,075,026)
Loss Before Income Taxes	(3,217,923)	(3,197,923)	(1,534,376)	(1,511,876)	(50,365,932)	(50,205,932)
Net Loss	(3,217,923)	(3,197,923)	(1,534,376)	(1,511,876)	(49,591,157)	(49,431,157)
Net Loss Attributable to Common Shareholders	(3,527,867)	(3,507,867)	(1,534,376)	(1,511,876)	(49,901,101)	(49,741,101)
Net Loss Per Common Share – Basic and Diluted	(0.29)	(0.28)	(0.13)	(0.13)	-	-
Statement of Cash Flows Unaudited):
Net loss	(3,217,923)	(3,197,923)	(1,534,376)	(1,511,876)	(49,591,157)	(49,431,157)
Accounts payable	-	-	-	-	1,380,180	1,285,180
Accrued expenses and accrued interest	70,420	50,420	(123,791)	(146,291)	393,578	328,578

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Deficit Accumulated During the Development Stage		Total Stockholders’ Deficit
	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)
Statement of Stockholders’ Deficit (Unaudited):
Balance December 31, 2012	(46,373,234)	(46,233,234)	(475,376)	(335,376)
Net loss	(3,217,923)	(3,197,923)	-	-
Balance June 30, 2013	(49,901,101)	(49,741,101)	(2,193,743)	(2,033,743)

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

Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate Neutrolin.  As of June 30, 2013, we had a deficit accumulated during the development stage of $49, 741 ,101.  Since we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval in the United States and commercialization in the European Union.  As a result, our operating losses are likely to continue at least through 2014 depending on revenue levels and potential strategic partnerships.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of R&D is central to our business model.  Through June 30, 2013, we incurred approximately $ 23.8 million in R&D expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  As a result of our recent strategic changes, we expect our R&D expenditures to decrease and be primarily attributed to the CE Mark approval received in July 2013 and commercialization of Neutrolin® in Europe.  If the commercialization for Neutrolin® is successful, we intend to increase our R&D expenses for the foreseeable future in order to complete development of Neutrolin in the United States.

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

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Research and Development Expense.  R&D expense was $ 380 ,174 for the three months ended June 30, 2013, an increase of $ 143,234 , from $ 236,940 for the three months ended June 30, 2012.  The increase was attributable to expenses related to the CE Mark approval process and launch for Neutrolin in the European Union.  The increase was also due to the non-cash value of the warrants issued to ND Partners, LLC as a result of the amendment to the License and Assignment Agreement, dated January 30, 2008 between the Company and ND Partners, LLC.

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

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Research and Development Expense.  R&D expense was $ 635 ,209 for the six months ended June 30, 2013, an increase of $ 34,663 , from $ 600,546 for the six months ended June 30, 2012.  The increase was attributable to expenses related to the CE Mark approval process and launch for Neutrolin in the European Union.  This increase was offset by our strategic change of direction which resulted in lower clinical research organization, manufacturing and regulatory expenses related to the development of CRMD003 and lower personnel costs as a result of our Chief Medical Officer transitioning to a part-time status and a 50% reduction of salary during the first half of 2012.

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

 Net Cash Used in Operating Activities

Net cash used in operating activities was $1,177,066 for the six months ended June 30, 2013.  The net loss of $3, 197 ,923 for the six months ended June 30, 2013 was higher than cash used in operating activities by $2, 020 ,857.  The difference is attributable primarily to amortization of debt discount and deferred financing costs, stock-based compensation charge and an increase in accounts payable and accrued expenses.

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

In the preparation of our Annual Report for the year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting with respect to the inadvertent over-accrual of a royalty under a license agreement which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our December 31, 2012 Annual Report on Form 10-K and of the financial statements in our March 31, 2013 Quarterly Report on Form 10-Q, as amended by our amended March 31, 2013 Quarterly Report on Form 10-Q/A filed on November 19, 2013, and in our June 30, 2013 Quarterly Report on Form 10-Q, as amended by our amended June 30, 2013 Quarterly Report on Form 10-Q/A filed on November 19, 2013.

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

In the preparation of our Annual Report for the year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting with respect to the inadvertent over-accrual of a royalty under a license agreement which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our December 31, 2012 Annual Report on Form 10-K and of the financial statements in our March 31, 2013 Quarterly Report on Form 10-Q, as amended by our amended March 31, 2013 Quarterly Report on Form 10-Q/A filed on November 19, 2013, and in our June 30, 2013 Quarterly Report on Form 10-Q, as amended by our amended June 30, 2013 Quarterly Report on Form 10-Q/A filed on November 19, 2013.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013(restated) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013(restated), (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the six months ended June 30, 2013(restated), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (restated) and 2012, and for the Cumulative Period from July 28, 2006 (inception) through June 30, 2013 (restated), and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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