Form 10-Q/A
period 2013-09-30
CorMedix Inc.
filed 2014-03-04
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment 1

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

EXPLANATORY NOTE

CorMedix Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission (the “Commission”) on November 19, 2013, (the “Original Filing”), to correct its unaudited condensed consolidated financial statements included in the Original Filing.  The error was due to an inadvertent over-accrual of a royalty under a license agreement.  We also have amended “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect these increased and decreased amounts.

We have amended “Part I Item 4. Controls and Procedures and Evaluation of Disclosure Controls and Procedures” and “Part II Item 1A. Risk Factors” to reflect a material weakness in our internal control over financial reporting which resulted in the restatement of our financial statements on Form 10-Q for the quarter ended September 30, 2013.

In addition to the corrections above, this Amendment also restates “Part II. Item 6. Exhibits” to include currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after November 19, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

CORMEDIX INC.
(A Development Stage Company)

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets (restated) as of September 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (unaudited) (restated) for the Three and Nine Months Ended September 30, 2013 and 2012 and for the Cumulative Period From July 28, 2006 (Inception) Through September 30, 2013	2

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit (unaudited) (restated) for the Nine Months Ended September 30, 2013	3

	Condensed Consolidated Statements of Cash Flows (unaudited) (restated) for the Nine Months Ended September 30, 2013 and 2012 and for the Cumulative Period From July 28, 2006 (Inception) Through September 30, 2013	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	27

PART II OTHER INFORMATION

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CORMEDIX INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited) (Restated)	(Note 1) (Restated)
Current assets
Cash	$483,052	$835,471
Restricted cash	220,500	-
Prepaid research and development expenses	2,800	11,221
Inventories	270,506	-
Deferred financing costs	13,729	257,886
Other prepaid expenses and current assets	29,788	30,677
Total current assets	1,020,375	1,135,255
Property and equipment, net	3,039	4,668
Security deposit	13,342	13,342
TOTAL ASSETS	$1,036,756	$1,153,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$874,840	$928,553
Accrued expenses	755,083	261,983
Accrued interest, related parties	19,262	16,175
Senior convertible notes, net of debt discount of $647,939 at December 31, 2012	-	16,061
Senior convertible notes - related parties, net of debt discount of $4,015 at September 30, 2013 and $406,316 at December 31, 2012	420,985	253,684
8% senior convertible notes at fair value	311,900	-
8% senior convertible notes at fair value, related party	802,000	-
Warrant liability	582,800	-
Total current liabilities	3,766,870	1,476,456
Deferred rent	8,490	12,185
TOTAL LIABILITIES	3,775,360	1,488,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value: 2,000,000 shares authorized, 454,546 and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	455	-
Common stock - $0.001 par value: 80,000,000 shares authorized, 15,959,088 and 11,408,274 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	15,959	11,408
Deferred stock issuances	(146)	(146)
Additional paid-in capital	49,539,373	45,886,596
Deficit accumulated during the development stage	(52,294,245)	(46,233,234)
TOTAL STOCKHOLDERS’ DEFICIT	(2,738,604)	(335,376)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,036,756	$1,153,265

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2013 (Restated)	For the Three Months Ended September 30, 2012 (Restated)	For the Nine Months Ended September 30, 2013 (Restated)	For the Nine Months Ended September 30, 2012 (Restated)	Cumulative Period from July 28, 2006 (inception) Through September 30, 2013 (Restated)

OPERATING EXPENSES
Research and development	$750,774	$244,488	$1,385,983	$845,035	$24,589,288
General and administrative	504,528	746,653	1,965,006	1,659,522	14,741,040
Total Operating Expenses	1,255,302	991,141	3,350,989	2,504,557	39,330,328

LOSS FROM OPERATIONS	(1,255,302)	(991,141)	(3,350,989)	(2,504,557)	(39,330,328)

OTHER INCOME (EXPENSE)
Other income, net	-	-	-	-	420,987
Interest income	61	274	295	1,814	126,602
Foreign currency gain (loss)	1,294	-	390	-	390
Loss on issuance of convertible notes and warrants	(945,892)	-	(945,892)	-	(945,892)
Change in fair value of convertible notes and warrants	45,934	-	45,934	-	45,934
Loss on extinguishment of convertible notes	(33,626)	-	(33,626)	-	(33,626)
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(312,368)	(26,055)	(1,413,933)	(26,055)	(12,989,897)
LOSS BEFORE INCOME TAXES	(2,499,899)	(1,016,922)	(5,697,821)	(2,528,798)	(52,705,830)
State income tax benefit	-	-	-	-	774,775
NET LOSS	(2,499,899)	(1,016,922)	(5,697,821)	(2,528,798)	(51,931,055)
Deemed dividend – beneficial conversion feature	(53,246)	-	(363,190)	-	(363,190)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,553,145)	$(1,016,922)	$(6,061,011)	$(2,528,798)	$(52,294,245)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.18)	$(0.09)	$(0.46)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14,430,374	11,408,274	13,037,814	11,408,274

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIT
 (Unaudited)

For the Nine Months Ended September 30, 2013

	Common Stock		Non-Voting Preferred Stock – Series A		Non-Voting Preferred Stock – Series B		Deferred Stock Issuances	Additional Paid-in Capital	Deficit Accumulated During the Development Stage (Restated)	Total Stockholders’ Deficit (Restated)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2013	11,408,274	$11,408	-	$-	-	$-	$(146)	$45,886,596	$(46,233,234)	$(335,376)

Non-voting preferred stock issued in February 2013 private placement at $0.70 per share, net			761,429	761				506,372		507,133
Conversion of Series A non- voting preferred stock to common stock	761,429	761	(761,429)	(761)						-
Deemed dividend related to beneficial conversion feature of Series A non- voting preferred stock								309,944	(309,944)	-
Non-voting preferred stock issued in July 2013 private placement at $1.10 per share, net					454,546	455		480,008		480,463
Deemed dividend related to beneficial conversion feature of Series B non- voting preferred stock								53,246	(53,246)	-
Repurchase of outstanding warrants								(33,000)		(33,000)
Stock-based compensation								753,476		753,476
Warrants issued in connection with license agreement								76,574		76,574
Stock issued in connection with senior convertible note conversion at $0.35 per share	2,568,572	2,569						896,431		899,000
Stock issued in connection with 8% senior convertible note and interest conversion	576,005	576						550,371		550,947
Stock issued in connection with warrants exercised	644,808	645						59,355		60,000
Net loss									(5,697,821)	(5,697,821)

Balance at September 30, 2013	15,959,088	$15,959	-	$-	454,546	$455	$(146)	$49,539,373	$(52,294,245)	$(2,738,604)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2013 (Restated)	For the Nine Months Ended September 30, 2012 (Restated)	Cumulative Period from July 28, 2006 (Inception) Through September 30, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,697,821)	$(2,528,798)	$(51,931,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	753,476	183,177	3,352,714
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Amortization of deferred financing costs	269,156	4,410	2,393,669
Amortization of debt discount	1,050,240	19,206	6,308,753
Warrants issued in connection with license agreement	76,574	-	76,574
Loss on issuance of convertible notes and warrants	945,892	-	945,892
Non-cash loss on extinguishment of convertible notes	33,626	-	33,626
Change in fair value of convertible notes and warrants	(45,934)	-	(45,934)
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	28,855	-	3,035,873
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	1,628	5,266	58,670
Changes in operating assets and liabilities:
Restricted cash	(220,500)	-	(220,500)
Prepaid expenses and other current assets	9,310	456,871	(32,588)
Inventories	(270,506)	-	(270,506)
Security deposit	-	-	(13,342)
Accounts payable	(121,785)	(146,079)	775,965
Accrued expenses and accrued interest	493,102	258,083	771,260
Accrued interest, related parties	3,087	1,587	3,087
Deferred rent	(3,695)	(1,716)	8,490
Net cash used in operating activities	(2,695,295)	(1,747,993)	(26,788,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(61,709)
Net cash used in investing activities	-	-	(61,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	-	635,000	3,063,484
Proceeds from senior convertible notes, net	686,250	215,000	14,650,088
Proceeds from senior convertible notes, related party, net	686,250	-	686,250
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Proceeds from exercise of warrants	60,000	-	60,000
Payments for deferred financing costs and private placement expenses	(89,624)	(95,000)	(1,607,227)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities	1,033,000	-	11,490,270
Repurchase of outstanding warrants	(33,000)	-	(33,000)
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	2,342,876	755,000	27,333,118
NET INCREASE (DECREASE) IN CASH	(352,419)	(992,993)	483,052
CASH – BEGINNING OF PERIOD	835,471	1,985,334	-
CASH – END OF PERIOD	$483,052	$992,341	$483,052
Cash paid for interest	$93,451	$-	$111,876
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,416,321	$-	$20,313,488
Conversion of preferred stock to common stock	$533,000		$533,000
Reclassification of deferred financing fees to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$854,608
Debt discount on senior convertible notes	$-	$701,021	$6,312,768
Deemed dividend – beneficial conversion feature	$363,190	$-	$363,190
Accrued and unpaid deferred financing costs	$48,534	$65,976	$83,095
Accrued and unpaid private placement expenses	$19,538	$-	$45,405

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

For the nine months ended September 30, 2013 and the period from July 28, 2006 (inception) to September 30, 2013, the Company incurred net losses of $5,697,821 and $51,931,055, respectively.

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

Inventories:

Inventories are valued at the lower cost or market on a first in, first out basis.  Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product.  Inventories consist of the following at September 30, 2013:

Raw materials	$216,916
Work-in-process	53,590
Total	$270,506

Accrued Expenses:

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Licensing fee	$500,000	$-
Royalty fee	78,750	45,000
Accrued payroll and payroll taxes	134,562	-
Professional fees	12,000	108,532
Accrued interest	4,455	10,763
Other	25,316	97,688
Total	$755,083	$261,983

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

Note 8 — Restatement of Consolidated Financial Statements:

The Company has identified an error resulting in decreases in liabilities, deficit accumulated during the development stage and stockholders’ deficit at September 30, 2013, and decreases in research and development expense and net loss for the three and nine months ended September 30, 2013 and 2012 and for the cumulative period from July 26, 2006 (Inception) through September 30, 2013.  The following table illustrates the effect on each line item as of and for the three and nine months ended September 30, 2013 and 2012 and the cumulative period from July 28, 2006 (Inception) to September 30, 2013:

	September 30, 2013		September 30, 2012		Cumulative Period from July 28, 2006 (Inception) Through September 30, 2013
	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)
Balance Sheets (Unaudited):
Accounts payable	969,840	874,840	-	-	-	-
Accrued expense	830,083	755,083	-	-	-	-
Total current liabilities	3,936,870	3,766,870	-	-	-	-
Total Liabilities	3,945,360	3,775,360	-	-	-	-
Deficit accumulated during the development stage	(52,464,245)	(52,294,245)	-	-	-	-
Total stockholders’ deficit	(2,908,604)	(2,738,604)	-	-	-	-

	September 30, 2013		September 30, 2012		Cumulative Period from July 28, 2006 (Inception) Through September 30, 2013
	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)
Statement of Operations Unaudited): For the Three Months Ended
Research and development	760,774	750,774	255,738	244,488	-	-
Total Operating Expenses	1,265,302	1,255,302	1,002,391	991,141	-	-
Loss from Operations	(1,265,302)	(1,255,302)	(1,002,391)	(991,141)	-	-
Loss Before Income Taxes	(2,509,899)	(2,499,899)	(1,028,172)	(1,016,922)	-	-
Net Loss	(2,509,899)	(2,499,899)	(1,028,172)	(1,016,922)	-	-
Net Loss Attributable to Common Shareholders	(2,563,145)	(2,553,145)	(1,028,172)	(1,016,922)	-	-
Net Loss Per Common Share Basic and Diluted	(0.18)	(0.18)	(0.09)	(0.09)	-	-
For the Nine Months Ended
Research and development	1,415,983	1,385,983	878,785	845,035	24,759,288	24,589,288
Total Operating Expenses	3,380,989	3,350,989	2,538,307	2,504,557	39,500,328	39,330,328
Loss from Operations	(3,380,989)	(3,350,989)	(2,538,307)	(2,504,557)	(39,500,328)	(39,330,328)
Loss Before Income Taxes	(5,727,821)	(5,697,821)	(2,562,548)	(2,528,798)	(52,875,830)	(52,705,830)
Net Loss	(5,727,821)	(5,697,821)	(2,562,548)	(2,528,798)	(52,101,055)	(51,931,055)
Net Loss Attributable to Common Shareholders	(6,091,011)	(6,061,011)	(2,562,548)	(2,528,798)	(52,464,245)	(52,294,245)
Net Loss Per Common Share – Basic and Diluted	(0.47)	(0.46)	(0.22)	(0.22)	-	-
Statement of Cash Flows (Unaudited):
Net loss	(5,727,821)	(5,697,821)	(2,562,548)	(2,528,798)	(52,101,055)	(51,931,055)
Accounts payable	-	-	-	-	870,965	775,965
Accrued expenses and accrued interest	523,102	493,102	291,833	258,083	846,260	771,260

	Deficit Accumulated During the Development Stage		Total Stockholders’ Deficit
	As Previously Reported ($)	As Restated ($)	As Previously Reported ($)	As Restated ($)
Statement of Stockholders’ Deficit (Unaudited):
Balance December 31, 2012	(46,373,234)	(46,233,234)	(475,376)	(335,376)
Net loss	(5,727,821)	(5,697,821)	(5,727,821)	(5,697,821)
Balance September 30, 2013	(52,464,245)	(52,294,245)	(2,908,604)	(2,738,604)

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

Since our inception, we have had no revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidate Neutrolin.  As of September 30, 2013, we had a deficit accumulated during the development stage of $52,294,245.   As a result of the CE Mark approval in the EU, we expect to generate revenue from sales or licenses of Neutrolin.  However, our losses will continue as we advance our product candidates towards commercialization in the EU and regulatory approval in the United States.  As a result, our operating losses are likely to continue at least through 2014 depending on the successful launch of Neutrolin in Europe, any resultant revenue levels and potential strategic partnerships.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of R&D is central to our business model.  Through September 30, 2013, we incurred $24.6 million in R&D expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We expect our R&D expenditures to increase for the foreseeable future in order to undertake development of Neutrolin in the United States, if the commercialization for Neutrolin in the EU is successful.

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

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Research and Development Expense.  R&D expense was $750,774 for the three months ended September 30, 2013, an increase of $506,286 from $244,488 for the three months ended September 30, 2012.  The increase was primarily attributable to the license fee of $500,000 as a result of the CE Mark approval for Neutrolin in the European Union, or the EU, expenses related to the planned launch of Neutrolin in the EU, and the non-cash value of the warrants issued to ND Partners, LLC as a result of the amendment to the License and Assignment Agreement, dated January 30, 2008 between the Company and ND Partners, LLC.

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

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Research and Development Expense.  R&D expense was $1,385,983 for the nine months ended September 30, 2013, an increase of $540,948 from $845,035 for the nine months ended September 30, 2012.  The increase was primarily attributable to the license fee of $500,000 as a result of the CE Mark approval for Neutrolin in the EU and the non-cash value of the warrants issued to ND Partners, LLC as a result of the amendment to the License and Assignment Agreement, dated January 30, 2008 between the Company and ND Partners, LLC.

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

 Net Cash Used in Operating Activities

Net cash used in operating activities was $2,695,295 for the nine months ended September 30, 2013.  The net loss of $5,697,821 for the nine months ended September 30, 2013 was higher than cash used in operating activities by $3,002,526.   The difference is attributable primarily to a non-cash loss on the issuance of convertible notes and warrants, amortization of debt discount and deferred financing costs, stock-based compensation charge and an increase in accrued expenses.

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

In the preparation of our Annual Report for the year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting with respect to the inadvertent over-accrual of a royalty under a license agreement which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our December 31, 2012 Annual Report on Form 10-K and of the financial statements in our March 31, 2013, as amended by our amended March 31, 2013 Quarterly Report on Form 10-Q/A filed on November 19, 2013, and in our June 30, 2013 Quarterly Report on Form 10-Q, as amended by our amended June 30, 2013 Quarterly Report on Form 10-Q/A filed on November 19, 2013, and in our September 30, 2013 Quarterly Report on Form 10-Q filed on November 19, 2013.

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

In the preparation of our Annual Report for the year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting with respect to the inadvertent over-accrual of a royalty under a license agreement which was not detected in the ordinary course of business through existing internal controls over financial reporting.  This material weakness resulted in a restatement of the financial statements in our December 31, 2012 Annual Report on Form 10-K and of the financial statements in our March 31, 2013 Quarterly Report on Form 10-Q, as amended by our amended March 31, 2013 Quarterly Report on Form 10-Q/A filed on November 19, 2013, and in our June 30, 2013 Quarterly Report on Form 10-Q, as amended by our amended June 30, 2013 Quarterly Report on Form 10-Q/A filed on November 19, 2013, and in our September 30, 2013 Quarterly Report on Form 10-Q filed on November 19, 2013.

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