Form 10-Q
period 2014-03-31
CorMedix Inc.
filed 2014-05-15
CIK 1410098

         UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock, as of May 12, 2014 was 21,993,384.

CORMEDIX INC.
(A Development Stage Company)

INDEX

PART I FINANCIAL INFORMATION		3

Item 1.	Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months Ended March 31, 2014 and 2013 and for the Cumulative Period from July 28, 2006 (Inception) through March 31, 2014	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) for the Three Months Ended March 31, 2014	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2014 and 2013 and for the Cumulative Period from July 28, 2006 (Inception) through March 31, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION		27

Item 6.	Exhibits	27

SIGNATURES		28

PART I

FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Note 1)
ASSETS
Current assets
Cash	$9,189,398	$2,373,893
Restricted cash	220,662	220,586
Trade receivables	14,193	2,339
Inventories	63,733	80,021
Prepaid research and development expenses	2,438	6,205
Other prepaid expenses and current assets	223,995	232,987
Total current assets	9,714,419	2,916,031
Property and equipment, net	33,574	36,061
Deferred financing costs	-	2,366
Security deposit	13,342	13,342
TOTAL ASSETS	$9,761,335	$2,967,800

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,027,374	$939,785
Accrued expenses	46,828	713,179
Dividend payable	48,268	21,117
Total current liabilities	1,122,470	1,674,081
Derivative liabilities	12,361,323	5,308,804
Deferred rent	6,563	7,258
TOTAL LIABILITIES	13,490,356	6,990,143

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 917,160 and 857,160 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	917	857
Common stock - $0.001 par value: 80,000,000 shares authorized; 21,993,384 and 16,606,695 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	21,993	16,606
Deferred stock issuances	(146)	(146)
Accumulated other comprehensive loss	(10,684)	(9,323)
Additional paid-in capital	68,749,979	51,720,302
Deficit accumulated during the development stage	(72,491,080)	(55,750,639)
TOTAL STOCKHOLDERS’ DEFICIENCY	(3,729,021)	(4,022,343)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,761,335	$2,967,800

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Cumulative Period from July 28, 2006 (inception) through March 31, 2014

REVENUE
Net sales	$12,203	$-	$14,204
Cost of sales	(81,026)	-	(282,631)
Gross loss	(68,823)	-	(268,427)
OPERATING EXPENSES
Research and development	(353,018)	(255,035)	(24,783,196)
Selling, general and administrative	(2,512,709)	(551,741)	(18,777,660)
Total Operating Expenses	(2,865,727)	(806,776)	(43,560,856)
LOSS FROM OPERATIONS	(2,934,550)	(806,776)	(43,829,283)
OTHER INCOME (EXPENSE)
Other income (expense)	(7,638)	-	408,836
Interest income	521	128	127,496
Loss on issuance of convertible notes, warrants and preferred stock	(89,590)	-	(1,035,482)
Change in fair value of derivative liabilities	(13,681,569)	-	(14,045,488)
Loss on extinguishment of convertible notes	-	-	(1,459,661)
IInterest expense, including amortization and write-off of deferred financing costs and debt discounts	(465)	(440,403)	(13,020,815)
LOSS BEFORE INCOME TAXES	(16,713,291)	(1,247,051)	(72,854,397)
State income tax benefit	-	-	774,775
NET LOSS	(16,713,291)	(1,247,051)	(72,079,622)
O OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(1,361)	-	(10,684)
COMPREHENSIVE LOSS	$(16,714,652)	$(1,247,051)	$(72,090,306)
NET LOSS	$(16,713,291)	$(1,247,051)	$(72,079,622)
Dividends, including beneficial conversion feature	(27,150)	(309,944)	(411,458)
N NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(16,740,441)	$(1,556,995)	$(72,491,080)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.87)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	19,264,884	11,603,184

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
  (Unaudited)

For the Three Months Ended March 31, 2014

	Common Stock		Non Voting Preferred Stock – Series A, Series B, Series C-1, Series C-2, Series D and Series E		Deferred Stock Issuances	Accumulated Other Comprehen- sive Loss	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2014	16,606,695	$16,606	857,160	$857	$(146)	$(9,323)	$51,720,302	$(55,750,639)	$(4,022,343)

Series C-3 non-voting preferred stock issued in January 2014 financing at $10 per share, net, at fair value			200,000	200					200
Conversion of Series C-1 non- voting preferred stock to common stock, at fair value	1,400,000	1,400	(140,000)	(140)			2,446,124		2,447,384
Stock issued in connection with March 2014 public offering at $2.50 per unit, net	2,960,000	2,960					6,720,288		6,723,248
Reclassification of preferred stock conversion option from liability to equity							6,235,398		6,235,398
Dividends related to Series D and Series E preferred stock								(27,150)	(27,150)
Stock issued in connection with warrants exercised	751,689	752					(752)		-
Stock issued in connection with stock options exercised	275,000	275					213,375		213,650
Stock-based compensation							1,415,244		1,415,244
Other comprehensive loss						(1,361)			(1,361)
Net loss								(16,713,291)	(16,713,291)

Balance at March 31, 2014	21,993,384	$21,993	917,160	$917	$(146)	$(10,684)	$68,749,979	$(72,491,080)	$(3,729,021)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Cumulative Period from July 28, 2006 (Inception) through March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,713,291)	$(1,247,051)	$(72,079,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,415,244	(17,923)	5,359,618
Stock issued in connection with license agreements	-	-	6,613,718
Stock issued in connection with consulting agreement	-	-	158,262
Warrants issued in connection with license agreements	-	-	76,574
Amortization of deferred financing costs	-	81,396	2,407,399
Amortization of debt discount	-	328,761	6,312,768
Loss on foreign currency transactions	7,638	-	7,638
Loss on issuance of convertible notes, warrants and preferred stock	89,590	-	1,035,482
Loss on extinguishment of convertible notes	-	-	1,459,661
Revaluation of derivative liability	13,681,569	-	14,045,488
Non-cash charge for beneficial conversion feature	-	-	1,137,762
Non-cash interest expense	-	-	3,048,131
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	51,253
Depreciation	2,446	543	64,649
Changes in operating assets and liabilities:
Restricted cash	(76)	-	(220,662)
Trade receivables	(11,813)	-	(14,092)
Inventory	16,288	-	(63,733)
Prepaid expenses and other current assets	10,456	(14,074)	(226,792)
Security deposits	-	-	(13,342)
Accounts payable	117,511	262,926	1,025,821
Accrued expenses and accrued interest	(44,156)	(11,097)	682,749
Accrued interest, related party	-	-	(16,175)
Deferred rent	(695)	(1,232)	6,563
Net cash used in operating activities	(1,429,289)	(617,751)	(29,140,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(97,392)
Net cash used in investing activities	-	-	(97,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties, net	-	-	3,063,484
Proceeds from senior convertible notes, net	-	-	14,650,088
Proceeds from senior convertible notes, related party, net	-	-	686,250
Proceeds from Series C-1 preferred stock, net	-	-	1,463,439
Proceeds from Series C-2 preferred stock, related party, net	-	-	1,463,439
Proceeds from Series C-3 preferred stock, net	743,884	-	743,884
Proceeds from Series C-3 preferred stock, related party	575,000	-	575,000
Proceeds from exercise of warrants	-	-	60,000
Proceeds from exercise of stock options	213,650	-	216,050
Proceeds from Galenica, Ltd. promissory note	-	-	1,000,000
Payments for deferred financing costs	(2,366)	(25,000)	(1,677,666)
Repayment of amounts loaned under related party notes	-	-	(1,981,574)
Proceeds from sale of equity securities	6,723,248	533,000	18,213,518
Repurchase of outstanding warrants	-	(33,000)	(33,000)
Proceeds from receipt of stock subscriptions and issuances of common stock	-	-	4,827
Net cash provided by financing activities	8,253,416	475,000	38,447,739

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Cumulative Period from July 28, 2006 (Inception) through March 31, 2014
Foreign exchange effect on cash	(8,622)		(20,067)
NET INCREASE (DECREASE) IN CASH	6,815,505	(142,751)	9,189,398
CASH – BEGINNING OF PERIOD	2,373,893	835,471	-
CASH – END OF PERIOD	$9,189,398	$692,720	$9,189,398
Cash paid for interest	$465	$26,938	$136,954
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock, fair value	$-	$-	$20,665,889
Exchange of convertible notes to preferred stock	$-	$-	$1,119,340
Conversion of preferred stock to common stock	$2,447,384	$-	$3,049,489
Conversion of accounts payable and accrued expenses to preferred stock	$645,458	$-	$645,458
Reclassification of derivative liability to equity	$6,235,398	$-	$6,235,398
Reclassification of deferred financing fees to additional paid-in capital	$-	$-	$148,014
Stock issued to technology finders and licensors	$-	$-	$155
Warrants issued to placement agent	$-	$-	$854,608
Debt discount on senior convertible notes	$-	$-	$6,312,768
Dividend, including beneficial conversion feature	$27,150	$309,944	$411,458
Accrued deferred financing cost	$-	$-	$33,169
Accrued private placement expenses	$-	$25,867	$25,867

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business:

CorMedix Inc. (“CorMedix,” "we" or the “Company”) was incorporated in the State of Delaware on July 28, 2006.  CorMedix is a development-stage company that seeks to in-license, develop and commercialize therapeutic products for the treatment of cardiorenal and infectious diseases, including the dialysis and non-dialysis areas. The Company is in the process of transitioning from a development stage to a commercial pharmaceutical and medical device company.  As of the date of this report, the Company has in-licensed all of the product candidates in its pipeline.  The Company formed a wholly-owned subsidiary, CorMedix Europe GmbH, in 2013.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.  Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2014 or for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.  The accompanying condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements included in such Form 10-K.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, acquiring licenses for its pharmaceutical product candidates, performing business and financial planning, performing research and development, establishing office facilities, seeking regulatory approval for its products, and raising funds through the issuance of debt and common stock.

To date, the Company has not generated significant revenues and, accordingly, the Company is considered to be in the development stage.  For the three months ended March 31, 2014 and the period from July 28, 2006 (inception) to March 31, 2014, the Company incurred net losses of $16,713,291 and $72,079,622, respectively.  The Company has a stockholders’ deficiency as of March 31, 2014 of $3,729,021.  Management believes that the Company’s existing cash will be sufficient to meet the Company’s operating needs to fund its research and development, as well as its operations in general into 2015.  The Company’s continued operations will depend on whether it is able to generate substantial revenue from the sale of Neutrolin and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, until it achieves profitability, if ever.  However, the Company can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all.  The Company expects to incur additional expenses as it continues to commercialize Neutrolin in Europe and other foreign markets and seeks FDA approval of Neutrolin® in the U.S.

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less.  We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are structurally sound.  The Company maintains its cash and cash equivalents in bank deposit and other interest bearing accounts, the balances of which, at times, may exceed federally insured limits.

Foreign Currency:

The consolidated financial statements are presented in U.S. Dollars (“USD”), the reporting currency of the Company.  For the financial statements of the Company’s foreign subsidiary, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates.  Foreign currency income and expenses are translated at average exchange rates in effect during the year.  Translation gains and losses are included in other comprehensive loss.

Geographic Information:

The Company reported revenues for the three months ended March 31, 2014 and the period from July 28, 2006 (inception) to March 31, 2014 of $12,203 and $14,204, respectively, all of which was attributable to its European operations, which are based in Germany.  Of the Company’s $33,574 of net property and equipment at March 31, 2014, $1,954 was located in the United States, with the remainder located in Germany.

 Restricted Cash:

 The Company has invested in a twelve-month 0.14% certificate of deposit held by the bank as collateral for a letter of credit in connection with the Company’s purchase of raw materials due to be delivered in the next twelve months.  The certificate of deposit will terminate without penalties once the transaction covered by the letter of credit is completed.  The certificate of deposit is recorded on the consolidated balance sheets as restricted cash.

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

Revenue Recognition:

CorMedix recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB No. 104, Revenue Recognition (“SAB 104”) and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).

CorMedix’s product Neutrolin received its CE Mark in Europe in July 2013 and product shipments to dialysis centers began in December 2013.  Orders are processed through a distributor; however, Neutrolin is drop-shipped via a pharmacy directly to the ordering dialysis center. The distributor then remits payment to the Company upon collection from the customer. In accordance with SAB 101 and SAB 104, the Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. The Company recognizes net sales upon shipment of product to the dialysis centers.

Loss per common share:

Basic loss per common share excludes any potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  However, since their effect is anti-dilutive, the Company has excluded potentially dilutive shares.  The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

	Three Months Ended
	March 31, 2014	March 31, 2013
Convertible notes	-	3,782,857
Series A non-voting convertible preferred stock	-	287,324
Series B non-voting convertible preferred stock	454,546	-
Series C non-voting convertible preferred stock	3,500,000	-
Series D non-voting convertible preferred stock	1,148,000	-
Series E non-voting convertible preferred stock	1,104,280	-
Shares underlying outstanding warrants	11,571,233	8,610,665
Shares underlying outstanding stock options	3,804,000	3,298,297
Total	21,582,059	15,979,143

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

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The non-cash charge to operations for non-employee options with service vesting is revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related vesting period.  For stock options granted to non-employees with vesting contingent upon various performance metrics, the Company used the guidelines in accordance with FASB ASC No. 505-50, Equity-Based Payments to Non-Employees. For options having performance conditions that are outside of the control of the non-employee, the cost to be recognized is the lowest aggregate fair value prior to the achievement of the performance condition, even if the Company believes it is probable that the performance condition will be achieved.

During the three months ended March 31, 2014 and 2013, options to purchase an aggregate of 900,000 and 1,400,000 shares of common stock, respectively, were granted to the Company’s employees, officers, directors and consultants.

Embedded Derivative Liabilities and Warrant Liabilities:

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that contain embedded derivatives.  The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

            The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or provide for modification of the warrant exercise price are accounted for as derivative liabilities.  The changes in fair value of the warrant liabilities are re-measured at each balance sheet date and recorded as income or expense.

Note 3 — Stockholders’ Equity:

Common Stock

In March 2014, the Company sold an aggregate of 2,960,000 units in a registered direct offering at a purchase price of $2.50 per unit.  Each unit consisted of one share of the Company’s common stock and 0.35 of a warrant, each to purchase one share of the Company’s common stock.   The warrants have an exercise price of $3.10 per share, are exercisable commencing six months from the date of issuance, and have a term of five years from the date of exercisability.  However, a holder is prohibited from exercising a warrant if, as a result of such exercise, the holder, together with its affiliates, would own more than 3.99% or 4.99%, at the holder’s election, of the total number of shares of the Company’s common stock then issued and outstanding.  The Company received net proceeds of $6,723,248.

During the quarter ended March 31, 2014, stock options to purchase 275,000 shares of the Company’s common stock were exercised resulting in gross proceeds of $213,650 to the Company.

During the quarter ended March 31, 2014, an aggregate of 140,000 shares of the Series C-1 non-voting preferred stock were converted into 1,400,000 shares of the Company’s common stock.

During the quarter ended March 31, 2014, warrants to purchase 887,292 shares of the Company’s common stock were exercised on a cashless basis resulting in the issuance of 751,689 shares of the Company’s common stock.

Preferred Stock

In January 2014, the Company sold to various investors 200,000 shares of Series C-3 preferred stock, together with warrants to purchase up to an aggregate of 1,000,000 shares of common stock, for aggregate gross proceeds of $2,000,000.  The Series C-3 preferred stock and the related warrants were sold together at a price of $10.00 per share for each share of Series C-3 preferred stock.  The Series C-3 preferred stock has rights, privileges and terms that are identical to the Company’s Series C-1 and C-2 non-voting convertible preferred stock.  Each share of Series C-3 preferred stock is convertible into 10 shares of common stock at any time at the holder’s option at a conversion price of $1.00 per share.  However, the holder is prohibited from converting Series C-3 preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.  The warrants are exercisable one year after issuance, have an exercise price of $1.25 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder is prohibited from exercising a warrant if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% or 9.99%, at the holder’s election, of the total number of shares of the Company’s common stock then issued and outstanding.  Included in this financing is the settlement of an aggregate amount of $645,458 in accruals and payables owed to ND Partners, the Company’s CEO for his 2013 salary, and a consultant.  The Company received net proceeds of $1,318,884.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to the existence of downround provisions, the conversion features of the Series C-3 stock and the associated warrants are liability classified and are valued using a Monte Carlo simulation model.  On the issuance date, the estimated value of the conversion features and warrants was $1,398,158 and $655,574, respectively.

In January 2014, outstanding Series C-1 preferred stock of 140,000 shares was converted into 1,400,000 shares of the Company’s common stock which resulted in the reclassification of the derivative liability to equity in the amount of $2,447,384.

In February 2014, the downround protection of Series C-2 and Series C-3 preferred stock was eliminated pursuant to its terms, resulting in the reclassification of the derivative liability to equity in the amount of $6,235,398.

The Company used a Monte Carlo simulation model to separately value the conversion options associated with the preferred stock instruments and the warrants issued in connection with the preferred stock.  A summary of the key assumptions used in the Monte Carlo models are as follows:

Stock price – Due to the historical volatility of the stock price, a one month volume-weighted average stock price was used as of each valuation date.

Conversion/redemption strike price – These assumptions incorporate both the initial contractual conversion price as well as subsequent downward adjustments  (wherever applicable) based on management’s estimate of the probabilities of additional future financings that would  include a stock price or conversion price that is lower than the then existing conversion price.

Volatility – The Company used a weighted average of 1) the historical volatility of the stock of CorMedix for approximately three-years,  2) the volatility used for prior period valuations 3) the volatilities of comparable companies (provided by the management) from the date product approval is received to the various valuation dates.  Then, appropriate weights were applied to these data points to arrive at the weighted average historical volatility. The concluded volatility is assumed to remain constant for all the valuation dates.

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

Stock Options

During the three months ended March 31 2014, the Company granted to its officers and directors ten-year non-qualified stock options under the 2013 Plan, covering an aggregate of 900,000 shares of the Company’s common stock with an exercise price of $2.02 per share.  Of these options, 750,000 vested on the date of grant and the remaining 150,000 options vest one year after the grant date.

During the three months ended March 31, 2014, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,415,244.  For the three months ended March 31, 2013 compensation expense was $70,764 offset by the reversal of $88,687 of previously recognized expense related to stock options forfeited and for the period from July 28, 2006 (inception) to March 31, 2014, compensation expense recorded was $5,359,618.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Expected Term	5 – 9.75 years	5 years
Volatility	96% - 113%	118% - 131%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.51% - 2.88%	0.81% - 1.96%

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods.  The expected term of the stock options granted to consultants is based upon the contractual terms established within agreements with the Company.  Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.  The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.  The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has experienced forfeitures of stock options issued to its former officers, board member and employees.  Consistent with its historical forfeiture experience, the Company has applied a forfeiture rate of approximately 32% and 39% to calculate stock option expense for the three month periods ended March 31, 2014 and 2013, respectively.  The Company will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of officers, directors and employees and may adjust the forfeiture rate based upon actual forfeitures that may occur in the future.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock options activity and related information is as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,453,630	$1.06	2,135,630	$1.26
E Exercised	(275,000)	$0.78	-	-
F Forfeited	-	-	(237,333)	$1.61
E Expired	(274,630)	$3.16	-	-
Granted	900,000	$2.05	1,400,000	$0.90
Outstanding at end of period	3,804,000	$1.16	3,298,297	$1.08
Options exercisable	2,765,000	$1.19	878,297	$1.91
Expected to vest	706,520	$1.08	1,476,200	$0.78
Weighted-average fair value of options granted during the period		$1.49		$0.77

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2014 is 8.56 years.  The weighted average remaining contractual life of stock options exercisable at March 31, 2014 is 8.31 years.  The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at March 31, 2014 for those options that have an exercise price below the quoted closing price.  As of March 31, 2014, the aggregate intrinsic value of stock options exercised and outstanding is $415,350 and $5,127,540, respectively.

As of March 31, 2014, the total compensation expense related to non-vested options not yet recognized totaled $651,299.  The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at March 31, 2014 was approximately 0.73 years.

Warrants

The following table is the summary of warrants outstanding at March 31, 2014:

	Number of Warrants	Exercise Price	Expiration Date
Issued to co-placement agents in connection with previous convertible note financings	18,250	7.84	10/29/2014
Issued in connection with 2009 private placement	503,034	3.4375	10/29/2014
Issued in connection with IPO	4,043,569	3.4375	3/24/2015
Issued to IPO underwriters that, if exercised, would result in the issuance of an additional 4,812 shares of common stock and warrants to purchase an additional 2,406 shares of common stock	4,812	3.90	3/24/2015
Issued in connection with September 20, 2012 sale of convertible notes	1,687,500	0.40	9/20/2017
Issued to placement agent in connection with September 20, 2012 sale of convertible notes	795	0.40	9/20/2017
Issued in connection with November 13, 2012 sale of convertible notes	25,000	0.40	11/13/2017
Issued in connection with February 2013 sale of Series A convertible preferred stock	400,000	1.50	2/19/2018
Issued in connection with license agreement amendment	125,000	1.50	4/11/2018
Issued in connection with July 2013 sale of Series B convertible preferred stock	227,273	1.50	7/30/2018
Issued in connection with May 2013 sale of convertible notes, which funded in July 2013	1,000,000	1.00	5/30/2019
Issued in connection with October 2013 sale of Series C-1 and Series C-2 convertible preferred stock	1,500,000	1.25	10/22/2019
Issued in connection with January 2014 sale of Series C-3 convertible preferred stock	1,000,000	1.25	1/8/2020
Issued in connection with March 2014 sale of common stock	1,036,000	3.10	9/10/2019
Total warrants outstanding at March 31, 2014	11,571,233

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurements:

The fair value of the Company’s cash and accounts payable at March 31, 2014 approximate their carrying values due to the relative liquidity and/or short-term nature of these instruments.  As defined by ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), fair value measurements and disclosures establish a fair value hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach).   The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1 - observable inputs such as quoted prices in active markets for identical assets or liabilities;

●
Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals; and

●	Level 3 - unobservable inputs that reflect the Company’s own assumptions, as there is little, if any, related market activity.

The following table presents the fair value hierarchy, carrying amounts and fair values of the Company’s derivative liabilities measured at fair value on a recurring basis as of March 31, 2014.  There were no derivative liabilities measured at fair value on a recurring basis at March 31, 2013.

	Fair Value Hierarchy Level	Fair Value	Increase in Fair Value
Series C non-voting preferred stock conversion option	3	$-	$5,257,295
Series D non-voting preferred stock conversion option	3	2,715,484	1,813,858
Series E non-voting preferred stock conversion option	3	2,346,083	1,610,465
Warrants issued in connection with convertible debt	3	2,121,842	1,460,973
Warrants issued in connection with Series C non-voting preferred stock	3	5,177,914	3,538,978
Total		$12,361,323	$13,681,569

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's derivative liabilities are classified as Level 3.   Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 derivative liabilities.  Significant unobservable inputs are implied volatilities.  Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement.  The Company reviews these valuations and the changes in the fair value measurements for reasonableness.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the non-voting preferred stock and warrants for the period ended March 31, 2014.

Balance at beginning of year	$5,308,804
Additions to derivative liabilities	2,053,732
Conversion of convertible preferred stock to common stock	(2,447,384)
Reclassification from derivative liabilities to equity	(6,235,398)
Change in fair value of derivative liabilities	13,681,569
Balance at end of period	$12,361,323

Note 5 — Commitments and Contingencies:

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland, or Geistlich, filed an opposition against the Sodemann patent covering our Neutrolin product candidate which is owned by ND Partners, LLC and licensed to the Company pursuant to the License and Assignment Agreement between the Company and ND Partners LLC. The opposition against the Sodemann patent that was filed at the head office of the European Patent Office in Munich, Germany, was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent. In June 2008 the opposition division at the European Patent Office held oral proceedings and rejected the opposition by Geistlich and maintained the patent as granted. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. The Company filed a response to the appeal of Geistlich on March 25, 2009 where it requested a dismissal of the appeal and to maintain the patent as granted. On October 10, 2012, the Company became aware that the Board of Appeals of the European Patent Office issued, on September 4, 2012, a summons for oral proceedings. On November 28, 2012, the Board of Appeals of the European Patent Office held oral proceedings and verbally upheld the Sodemann patent covering Neutrolin, but remanded the proceeding to the opposition division as the lower court to consider restricting certain of the Sodemann patent claims. The Company received the Appeals Board final written decision on March 28, 2013 which was consistent with the oral proceedings. In a letter dated September 30, 2013, the Company was notified that the opposition division of the European Patent Office reopened the proceedings before the first instance again, and has given their preliminary non-binding opinion that the patent as amended during the appeal proceedings fulfils the requirements of Clarity, Novelty, and Inventive Step, and invited the parties to provide their comments and/or requests by February 10, 2014. The Company filed its response on February 3, 2014 to request that the patent be maintained as amended during the appeal proceedings. Geistlich did not provide any filing by February 10, 2014; however, the Board of the European Patent Office opposition division has granted Geistlich an extension to respond by the end of July 2014 because its representative did not receive the September 30, 2013 letter due to a change of address.  The Company intends to continue to vigorously defend the patent in a restricted form. However, the Company can provide no assurances regarding the outcome of this matter.

CORMEDIX INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Navinta LLC, a U.S.-based Active Pharmaceutical Ingredient (“API”) developer, provides API manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for CRMD003, pursuant to a supply agreement dated December 7, 2009 (the “Navinta Agreement”). The Navinta Agreement provides that Navinta will supply taurolidine (the API for Neutrolin) to the Company on an exclusive worldwide basis in the field of the prevention and treatment of human infection and/or dialysis so long as the Company purchased a minimum of $350,000 of product from Navinta by December 30, 2010, which the Company achieved, and following the Company’s first commercial sale of a product incorporating taurolidine, purchases a minimum of $2,250,000 of product on an annual basis for five years. The Company is also required to make certain cash payments to Navinta upon the achievement of certain sales-based milestones. The maximum aggregate amount of such payments, assuming achievement of all milestones, is $1,975,000. The Navinta Agreement has a term of five years, but may be terminated by either party upon 30 days written notice.

Note 6 — Related Party Transactions:

In January 2014, the following related parties participated in the private placement of Series C-3 preferred stock and warrants to purchase the Company’s common stock at an exercise price of $1.25 per share.  Each share of Series C-3 preferred stock is convertible into 10 shares of common stock at a conversion price of $1.00 per share.  All terms are the same as other investors in the private placement (see Note 3 – Stockholders’ Equity):

		Amount	Number of Series C-3 Preferred Stock	Number of Warrants
Gary A. Gelbfish	Chairman of the Board	$500,000	50,000	250,000
Randy Milby	CEO and Director	$237,000	23,700	118,500
MW Bridges LLC, an entity for which Randy Milby is Managing Partner		$23,000	1,300	6,500
Steven W. Lefkowitz	Interim CFO and Director	$45,000	4,500	22,500
Wade Capital Corporation Money Purchase Plan, an entity for which Steven W. Lefkowitz has voting and investment control		$30,000	3,000	15,000

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2014.

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

Overview

CorMedix Inc. and Subsidiary (referred to herein as “we,” “us,” “our” and the “Company”), is a development stage company, in the process of transitioning to a commercial pharmaceutical and medical device company.  We seek to in-license, develop and commercialize therapeutic products for the treatment of cardiorenal and infectious diseases, including the dialysis and non-dialysis areas. As of the date of this report, we have in-licensed all of the product candidates in our pipeline.

We have the worldwide rights to develop and commercialize our product candidates, CRMD003 (Neutrolin®) and CRMD004 that we believe address potentially large market opportunities in the instances in which a central venous catheter is used, such as hemodialysis, intensive care units, oncology and total parenteral nutrition patients.

Our primary product is CRMD003 (Neutrolin) for the prevention of catheter related infections in the dialysis and non-dialysis markets, which we believe addresses a medical need and a potentially large market opportunity.  Neutrolin is a liquid formulation designed to prevent central venous catheter infection as well as catheter obstruction, also referred to as maintenance of catheter patency, in central venous catheters, which we initially plan for use in hemodialysis catheters.

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

In July 2013, we received CE Mark approval for Neutrolin. We began the commercial launch of Neutrolin for the prevention of catheter-related bloodstream infections, or CRBI, and maintenance of catheter patency in hemodialysis patients in Europe in the fourth quarter of 2013.

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

Our other product candidate is CRMD004, which is the gel formulation of Neutrolin that we may develop for a variety of indications that include but are not limited to the treatment of wounds, skin infections, the prevention of catheter exit site infections and, based on the gel’s thixotropic properties which cause it to liquefy under pressure/kinetic energy, as a follow-on to our Neutrolin catheter lock solution. CRMD004 is currently in the pre-clinical stage of development.

Since our inception, we have had no substantial revenue from product sales.  Our operations to date have been primarily limited to organizing and staffing, licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, performing business and financial planning, performing research and development, seeking regulatory approval for our products and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to incur increases in our cash used in operations as we continue to commercialize Neutrolin in Europe and other foreign markets and seek FDA approval of Neutrolin in the U.S.  As of March 31, 2014, we had a deficit accumulated during the development stage of $72,491,080.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception.  If the commercialization for Neutrolin in Europe is successful and our product development efforts in the United States result in clinical success, regulatory approval and successful commercialization, we could generate revenue from sales or licenses of any such products.

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB No. 104, Revenue Recognition (SAB 104) and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605).

Our product Neutrolin received CE Mark in Europe in July 2013 and product shipments to dialysis centers began in December 2013.  Orders are processed through a distributor; however, Neutrolin is drop-shipped via a pharmacy directly to the ordering dialysis center.  The distributor then remits payment to us upon collection from the customer. In accordance with SAB 101 and SAB 104, we recognize revenue from product sales when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  We recognize net sales upon shipment of product to the dialysis centers.

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

Conducting a significant amount of development is central to our business model.  Through March 31, 2014, we incurred $24.8 million in R&D expenses since our inception in July 2006.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S.

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

	Three Months Ended March 31,
	2014	2013	Period from July 28, 2006 (Inception) through March 31, 2014
CRMD001	0%	0%	43%
CRMD003	98%	92%	54%
CRMD004	2%	8%	3%

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA and foreign approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  In addition, development timelines, probability of success and development costs vary widely.  As a result of these uncertainties, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.

Our current focus on commercializing Neutrolin in Europe may impact our other development efforts and timelines.  We intend to seek U.S. approval of Neutrolin for the prevention of CRBI and maintenance of catheter patency in the United States which we expect to entail at least one Phase III trial in hemodialysis catheters and one Phase III trial in another indication, based on guidance from the FDA.  We will need and plan to raise additional funds at a later date to fully complete the development of Neutrolin in the U.S. as well as to pursue development of any other product candidates.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expense include costs related to commercial personnel, medical education professionals, marketing and advertising, salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, sales, finance and accounting functions.  Other SG&A expense includes facility-related costs not otherwise included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our SG&A expenses will increase due to marketing of our Neutrolin product in Europe, and as a result of the reporting obligations applicable to public companies.  From our inception on July 28, 2006 through March 31, 2014, we incurred $18.8 million of SG&A expense.

Loss on Issuance of Preferred Stock and Warrants

As discussed in Note 3, we issued preferred stock during the quarter ended March 31, 2014.  The loss on the issuance of preferred stock represents the difference on the issuance date between the combined fair value of the conversion option and the warrants, and the proceeds that were settled net of all fees and expenses related to the issuance.

Change in Fair Value of Conversion Option and Warrants

The change in the value of conversion option and warrants represents the change in the fair value of the preferred stock conversion option and the change in the fair value of warrants that are recorded at fair value on a recurring basis under generally accepted accounting principles.  This includes any reductions in fair value resulting from the redemption or conversion of the preferred stock and the exercise of warrants.

Other Income (Expense)

Other income consists mainly of federal research grants awarded and research and development tax refunds, net of application fees.  From our inception on July 28, 2006 through March 31, 2014, we recorded $0.4 million of other income, net of application fees and related filing costs.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Cost of Sales.  Cost of sales was $81,026 for the three months ended March 31, 2014 compared to zero in the same period last year.  Cost of sales for the three months ended March 31, 2014 are primarily comprised of costs associated with transitioning Neutrolin to new labels and packaging of $44,705, management of our contract manufacturer of $16,602, on-going stability testing of $16,581 and other costs of $3,138.  The costs associated with transitioning Neutrolin to new labels and packaging are not expected to repeat in subsequent periods, while the stability testing is expected to continue until 2015.  Direct material costs related to product sold during the three months ended March 31, 2014 were minimal because the cost of the product that had been purchased from our contract manufacturer prior to the receipt of the CE Mark and is now being sold had been previously charged to research and development expense.

Research and Development Expense.  R&D expense was $353,018 for the three months ended March 31, 2014, an increase of $97,983, from $255,035 for the three months ended March 31, 2013.  The increase was attributable to non-cash stock-based compensation expense of $227,983 and costs related to development of Neutrolin in the U.S. and label expansion work for Neutrolin in the European Union, or EU of $84,146, offset by decreases in costs related to the development of Neutrolin in the EU of $214,715, due to the receipt of the CE Mark approval for Neutrolin.

Selling, General and Administrative Expense.  SG&A expense was $2,512,709 for the three months ended March 31, 2014, an increase of $1,960,968 from $551,741 for the three months ended March 31, 2013.  The increase was primarily attributable to non-cash stock-based compensation expense of $1,205,184 and costs related to the launch and commercialization of Neutrolin in the EU of $501,807 and increases in accounting and legal fess of $172,342.

Loss on Issuance of Preferred Stock and Warrants.  The loss on the issuance of preferred stock and warrants represents the difference on the issuance date between the combined fair value of the conversion option and the warrants of $2,053,932, and the combined proceeds received and liabilities settled, net of all issuance-related fees and expenses of $1,964,342.

Change in Fair Value of Convertible Notes, Preferred Stock and Warrants.  The change in the value of convertible notes, preferred stock and warrants of $13,681,569 consists of increases in the fair value of preferred stock and warrants between December 31, 2013 and March 31, 2014 of $8,681,618 and $4,999,951, respectively.  The change in the fair value of the preferred stock includes the combined changes in (i) the fair value of the converted and redeemed amounts between December 31, 2013 and the relevant conversion and redemption dates and (ii) the change in fair value of the preferred stock between December 31, 2013 and March 31, 2014.  The change in fair value of the warrants is the difference between the fair value at December 31, 2013 and March 31, 2014.

Other Income (Expense).  Other income (expense) for the period ended March 31, 2014 increased by $7,638 as compared to the same period last year due to the foreign currency loss.

Interest Income.  Interest income was $521 for the three months ended March 31, 2014, an increase of $393, from $128 for the three months ended March 31, 2013.  The increase was attributable to having a higher interest-bearing cash balance during the first quarter of 2014 compared to the first quarter of 2013.

Interest Expense.  Interest expense was $465 for the three months ended March 31, 2014 as compared to $440,403 for the same period last year.  The interest expense for the three months ended March 31, 2013 consisted primarily of a beneficial conversion feature charge of $328,761 related to the senior convertible notes and warrants issued in 2012, amortization of deferred financing fees of $81,396 and accrued interest of $30,245 related to the senior convertible notes.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006.  We received CE Mark approval in July 2013 and launched our product in the EU in December 2013.  Prior to our initial public offering, or IPO, we had funded our operations principally with $14,364,973 in convertible notes sold in private placements and $625,464 in related party notes, which were also convertible.  All of our convertible notes were automatically converted into 1,237,293 shares of common stock and 2,338,576 units (comprised of 4,677,152 shares of common stock and 2,841,603 warrants at an exercise price of $3.4375).  We received net proceeds of $10,457,270 from the IPO, after deducting underwriting discounts, commissions and offering expenses payable by us upon the closing of the IPO on March 30, 2010.  Additionally, we received approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and approximately $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

Since the IPO, we have completed the following financings:

●
In 2012, we sold a total of 1,324 units, each unit consisting of (i) a one-year $1,000 aggregate principal amount 9% senior convertible note, convertible into shares of common stock, at a conversion price of $0.35 per note, and (ii) a five-year redeemable warrant to purchase 2,500 shares of common stock at an initial exercise price of $0.40 per share.  We received gross proceeds of $1,324,000 or net proceeds of approximately $1,095,600 from the private placement.  The notes issued matured in 2013 and an aggregate of $924,000 of the notes was converted to common stock and $400,000 of the notes was exchanged for Series D convertible preferred stock during the year ended December 31, 2013.

●
In 2013, we sold 761,429 shares of our Series A non-voting convertible preferred stock and a warrant to purchase up to 400,000 shares of our common stock for gross proceeds of $533,000 in February; we sold $1,500,000 of convertible notes and warrants to purchase up to 750,000 shares of our common stock in May; we sold 454,546 shares of Series B non-voting convertible preferred stock and a warrant to purchase up to 227,273 shares of our common stock for gross proceeds of $500,000 in July; and we sold 150,000 shares of our Series C-1 and 150,000 shares of our Series C-2 non-voting convertible preferred stock and warrants to purchase up to 1,500,000 shares of our common stock for gross proceeds of $3,000,000 in October.  Also in October 2013, we exchanged $400,000 in principal amount of September 2012 convertible notes for 57,400 shares of our Series D non-voting convertible preferred stock and also exchanged $750,000 in principal amount of May 2013 convertible notes for 53,537 shares of our Series E non-voting convertible preferred stock. All of the Series A and Series C-1 non-voting convertible preferred stock were converted to common stock.

●
In January 2014, we sold 200,000 shares of our Series C-3 non-voting convertible preferred stock and warrants to purchase up to 1,000,000 shares of our common stock for net cash proceeds of $1,318,884 and accounts payable and accrued expenses of $645,458.

●
In March 2014, we sold 2,960,000 units, each unit consisted of one share of our common stock and 0.35 of a warrant to purchase one share of our common stock, for gross proceeds of $7,400,000.  We received net proceeds of $6,723,248.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,429,289 for the three months ended March 31, 2014.  The net loss of $16,713,291 for the three months ended March 31, 2014 was higher than cash used in operating activities by $15,284,002.  The difference is attributable primarily to revaluation of preferred stock and warrants of $13,681,569, non-cash stock-based compensation of $1,415,244 and loss on issuance of preferred stock of $89,590.

Net Cash Used in Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2014 and 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8,253,416 for the three months ended March 31, 2014 as compared to $475,000 for the same period last year.  The increase was attributable to the net proceeds from the sale of common stock of $6,723,248 and Series C-3 preferred stock of $1,318,884, and exercise of stock options of $213,650.  In comparison for the same period last year, we received gross proceeds from the sale of Series A preferred stock of $533,000 offset by repurchase of outstanding warrants of $33,000 and deferred financing costs of $25,000.

Funding Requirements

Our total cash on hand as of March 31, 2014 was $9,189,398, compared to $2,373,893 at December 31, 2013.  Because our business does not generate positive operating cash flow, we may need to raise additional capital before we exhaust our current cash resources in order to continue to fund our commercialization of Neutrolin and our research and development, as well as to fund operations generally.  Our continued operations will depend on whether we are able generate substantial revenue from the sale of Neutrolin or raise additional funds through various potential sources, such as equity or debt financing, strategic relationships, out-licensing or distribution arrangements of our products.  Through March 31, 2014, all of our financing has been through equity financing, issuance of convertible notes, issuance of preferred stock, our 2010 IPO, previous debt financings and our receipt of a total of approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, a total of approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and approximately $35,000 from the State of New York’s Research and Development Tax Credit Program, net of application fees.

Based on our cash resources at March 31, 2014, our expectations on product sales and our current plan of expenditure on continuing development of Neutrolin, we believe that we have sufficient capital to fund our operations into 2015, but will need additional financing thereafter until we can achieve profitability, if ever.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.  Each of these alternatives would likely have a material adverse effect on our business.

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

While we expect to grow product sales substantially, we may not generate significant product sales revenue for 2014.  In the absence of such revenue, we would experience continuing operating cash flow losses.  We expect to incur increases in our cash used in operations over the next several quarters as we continue to commercialize Neutrolin and seek FDA approval of Neutrolin in the U.S.

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

While our significant accounting policies are more fully described in our annual report on Form 10-K filed with the SEC on March 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Stock-Based Compensation

We account for stock options according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with ASC 718.  The non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to expense over the related vesting period.

For the purpose of valuing options and warrants granted to our directors, officers, employees and consultants during the quarter ended March 31, 2014, we used the Black-Scholes option pricing model.  For the purpose of valuing performance based options granted to non-employees during the quarter ended March 31, 2014, we used the guidelines in accordance with FASB ASC No. 505-50 (“ASC 505”), “Equity-Based Payments to Non-Employees”, of which if the performance condition is outside of the control of the non-employee, the cost to be recognized is the lowest aggregate fair value prior to the achievement of the performance condition, even if we believe it is probable that the performance condition will be achieved.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We have experienced forfeitures of stock options issued to our former employees, officers, directors and board members.  Stock compensation expense is recognized by applying the expected forfeiture rate during the vesting period to the fair value of the award.  We will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of employees, directors and officers and may adjust the forfeiture rate based on actual forfeitures that may occur in the future.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”) and FASB ASC 605, “Revenue Recognition” (“ASC 605”).  Our product Neutrolin received its CE Mark in Europe in July 2013 and shipment of product to the dialysis centers began in December 2013.  In accordance with SAB 101 and SAB 104, we recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. We recognize net sales upon shipment of product to the dialysis centers.

Embedded Derivative Liabilities and Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, we do have certain financial instruments that contain embedded derivatives.  We evaluate all our financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or provide for modification of the warrant exercise price are accounted for as derivative liabilities.  The changes in fair value of the warrant liabilities are re-measured at each balance sheet date and recorded as income or expense.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4.                  Controls and Procedures.

As previously reported in our Annual Report of Form 10-K for the year ended December 31, 2013, we have identified a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) related to our limited finance staff and the resulting ineffective management review over financial reporting, coupled with increasingly complex accounting treatments associated with our financing activities and European expansion.  We have taken initial measures to remediate this weakness by increasing internal review processes, in addition to the previously established accounting oversight committee, which is comprised of members of our senior management and third party GAAP advisor. We expect to be able to add to our finance staff in 2014 as we build our infrastructure, which we believe will remediate this weakness.  However, we cannot be assured that this weakness will be remediated or that other material weaknesses will not be discovered.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures, and as a result of the material weakness described above, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. As noted above, management is taking steps to improve the internal review process, to add accounting support, and is committed to the remediation of the material weakness.

Changes in Internal Control Over Financial Reporting

 During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CORMEDIX INC.

Date: May 15, 2014	By:	/s/ Randy Milby
		Name:	Randy Milby
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Steven Lefkowitz
		Name:	Steven Lefkowitz
		Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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