Form 10-Q
period 2014-06-30
CorMedix Inc.
filed 2014-08-14
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock, as of August 12, 2014 was 22,002,366.

CORMEDIX INC.

PART I

FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

CORMEDIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$7,651,844	$2,373,893
Restricted cash	-	220,586
Trade receivables	55,012	2,339
Inventories	278,049	80,021
Prepaid research and development expenses	-	6,205
Other prepaid expenses and current assets	203,087	232,987
Total current assets	8,187,992	2,916,031
Property and equipment, net	54,180	36,061
Deferred financing costs	-	2,366
Security deposit	13,342	13,342
Total Assets	$8,255,514	$2,967,800

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$848,645	$939,785
Accrued expenses	256,151	713,179
Dividend payable	75,720	21,117
Total current liabilities	1,180,516	1,674,081
Derivative liabilities	8,670,717	5,308,804
Deferred rent	5,061	7,258
Total Liabilities	9,856,294	6,990,143

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 917,160 and 857,160 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	917	857
Common stock - $0.001 par value: 80,000,000 shares authorized; 21,996,116 and 16,606,695 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21,996	16,606
Deferred stock issuances	(146)	(146)
Accumulated other comprehensive loss	(1,340)	(9,323)
Additional paid-in capital	67,332,433	51,720,302
Accumulated deficit	(68,954,640)	(55,750,639)
Total Stockholders’ Deficiency	(1,600,780)	(4,022,343)
Total Liabilities and Stockholders’ Deficiency	$8,255,514	$2,967,800

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Revenue:
Net sales	$39,729	$-	$51,932	$-
Cost of sales	(54,479)	-	(135,505)	-
Gross loss	(14,750)	-	(83,573)	-
Operating Expenses:
Research and development	(171,929)	(380,174)	(524,947)	(635,209)
Selling, general and administrative	(1,703,041)	(908,736)	(4,215,750)	(1,460,478)
Total Operating Expenses	(1,874,970)	(1,288,910)	(4,740,697)	(2,095,687)
Loss From Operations	(1,889,720)	(1,288,910)	(4,824,270)	(2,095,687)
Other Income (Expense):
Other income (expense)	(20,520)	(904)	(28,158)	(904)
Interest income	987	105	1,508	233
Loss on issuance of warrants and preferred stock		-	(89,590)	-
Change in fair value of derivative liabilities	5,419,056	-	(8,262,513)	-
Interest expense, including amortization and write-off of deferred financing costs and debt discounts	(513)	(661,162)	(978)	(1,101,565)
Net Income (Loss)	3,509,290	(1,950,871)	(13,204,001)	(3,197,923)
Other Comprehensive Income (Loss):
Foreign currency translation gain	9,344	-	7,983	-
Comprehensive Income (Loss)	3,518,634	(1,950,871)	(13,196,018)	(3,197,923)
Net income (loss)	3,509,290	(1,950,871)	(13,204,001)	(3,197,923)
Dividends, including beneficial conversion feature	(27,453)	-	(54,602)	(309,944)
Net Income (Loss) Attributable To Common Shareholders	$3,481,537	$(1,950,871)	$(13,258,603)	$(3,507,867)
Net Income (Loss) Per Common Share – Basic	$0.12	$(0.15)	$(0.64)	$(0.28)
Weighted Average Common Shares Outstanding – Basic	21,993,384	13,048,815	20,636,671	12,329,993
Net Loss Per Common Share – Diluted	$(0.05)	$(0.15)	$(0.64)	$(0.28)
Weighted Average Common Shares Outstanding – Diluted	25,439,799	13,048,815	20,636,671	12,329,993

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Six Months Ended June 30, 2014

	Common Stock		Non Voting Preferred Stock – Series A, Series B, Series C-1, Series C-2, Series C-3, Series D and Series E		Deferred Stock Issuances	Accumulated Other Comprehen- sive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2014	16,606,695	$16,606	857,160	$857	$(146)	$(9,323)	$51,720,302	$(55,750,639)	$(4,022,343)

Series C-3 non-voting preferred stock issued in January 2014 financing at $10 per share, net, at fair value			200,000	200					200
Conversion of Series C-1 non- voting preferred stock to common stock, at fair value	1,400,000	1,400	(140,000)	(140)			2,446,124		2,447,384
Stock issued in connection with March 2014 public offering at $2.50 per unit, net	2,960,000	2,960					4,991,838		4,994,798
Reclassification of preferred stock conversion option from liability to equity							6,235,398		6,235,398
Dividends related to Series D and Series E preferred stock							(54,602)		(54,602)
Stock issued in connection with warrants exercised	751,689	752					(752)		-
Stock issued in connection with stock options exercised	275,000	275					213,375		213,650
Conversion of wages to common stock	2,732	3					4,997		5,000
Stock-based compensation							1,775,753		1,775,753
Other comprehensive income						7,983			7,983
Net loss								(13,204,001)	(13,204,001)

Balance at June 30, 2014	21,996,116	$21,996	917,160	$917	$(146)	$(1,340)	$67,332,433	$(68,954,640)	$(1,600,780)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Cash Flows From Operating Activities:
Net loss	$(13,204,001)	$(3,197,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,775,753	431,849
Warrants issued in connection with license agreements	-	76,574
Amortization of deferred financing costs	-	166,122
Amortization of debt discount	-	883,641
Loss on foreign currency transactions	28,158	-
Loss on issuance of warrants and preferred stock	89,590	-
Revaluation of derivative liabilities	8,262,513	-
Depreciation	1,112	1,086
Changes in operating assets and liabilities:
Restricted cash	220,586	-
Trade receivables	(52,941)	-
Inventory	(198,028)	-
Prepaid expenses and other current assets	35,979	26,198
Accounts payable	(62,660)	387,430
Accrued expenses and accrued interest	170,715	50,420
Deferred rent	(2,197)	(2,463)
Net cash used in operating activities	(2,935,421)	(1,177,066)
Cash Flows From Investing Activities:
Purchase of equipment	(19,613)	-
Net cash used in investing activities	(19,613)	-
Cash Flows From Financing Activities:
Proceeds from Series C-3 preferred stock, net	743,884	-
Proceeds from Series C-3 preferred stock, related party	575,000	-
Proceeds from exercise of warrants	-	60,000
Proceeds from exercise of stock options	213,650	-
Payments for deferred financing costs	(2,366)	(60,000)
Proceeds from sale of equity securities	6,723,248	533,000
Repurchase of outstanding warrants	-	(33,000)
Net cash provided by financing activities	8,253,416	500,000
Foreign exchange effect on cash	(20,431)	-
Net Increase (Decrease) In Cash	5,277,951	(677,066)
Cash – Beginning of Period	2,373,893	835,471
Cash – End of Period	$7,651,844	$158,405
Cash Paid for Interest	$970	$56,728

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and accrued interest to common stock, fair value	$-	$457,000
Conversion of preferred stock to common stock	$2,447,384	$-
Conversion of accounts payable and accrued expenses to preferred stock	$645,458	$-
Reclassification of derivative liabilities to equity	$6,235,398	$-
Conversion of wages to common stock	$5,000	$-
Dividends, including beneficial conversion feature	$54,602	$309,944
Accrued and unpaid deferred financing costs	$-	$52,292
Accrued private placement expenses	$-	$25,867

See Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1 — Organization, Business and Basis of Presentation:

Organization, Business and Nature of Operations:

CorMedix Inc. (“CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006.  The Company in-licenses, develops and commercializes therapeutic products for the prevention and treatment of cardiac, renal and infectious diseases.  The Company formed a wholly-owned subsidiary, CorMedix Europe GmbH, in 2013.  CorMedix’s product Neutrolin received its CE Mark in Europe in July 2013 and product shipments to dialysis centers began in December 2013.  The Company expects to incur additional expenses as it continues to commercialize Neutrolin in Europe and other foreign markets and seeks U.S. Food and Drug Administration (“FDA”) approval of Neutrolin in the U.S.

Basis of Presentation and Liquidity:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.  Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2014 or for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed on March 31, 2014.  The accompanying condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements included in such Form 10-K.

To date, the Company has not generated significant revenues.  For the six months ended June 30, 2014, the Company incurred an operating loss of $4.8 million and a net loss of $13.2 million.  The Company had a stockholders’ deficiency as of June 30, 2014 of $1.6 million.  Management believes that the Company’s existing cash will be sufficient to meet the Company’s operating needs to fund its research and development, as well as its general operations into the third quarter of 2015.  The Company’s continued operations will depend on whether it is able to generate substantial revenue from the sale of Neutrolin and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, until it achieves profitability, if ever.  However, the Company can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all.  The Company expects to incur additional expenses as it continues to commercialize Neutrolin in Europe and other foreign markets, protects its intellectual property and seeks FDA approval of Neutrolin® in the U.S.

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

Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and CorMedix Europe GmbH, its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies:

Recently Adopted Accounting Standards:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods however early adoption is permitted.  The Company elected to adopt ASU 2014-10 as permitted, for the financial statements ended June 30, 2014 and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

Recent Authoritative Pronouncements:

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for the Company beginning in the first quarter of 2017. Early adoption is not permitted and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial condition, results of operations and cash flows.

In June 2014, the FASB issued an accounting standard that clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.   The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The standard may be applied prospectively to all awards granted or modified after the effective date; or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The Company is currently evaluating the impact of adopting this guidance on its consolidated financial condition, results of operations and cash flows.

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

Foreign Currency:

The consolidated financial statements are presented in U.S. Dollars (“USD”), the reporting currency of the Company.  For the financial statements of the Company’s foreign subsidiary, whose functional currency is the Euro, foreign currency asset and liability amounts are translated into USD at end-of-period exchange rates.  Foreign currency income and expenses are translated at average exchange rates in effect during the period.  Translation gains and losses resulting from this process are included in other comprehensive loss.  Transaction gains and losses that arise from the exchange rate fluctuations on transactions are included in the other income (expense).

Geographic Information:

The Company reported revenues for the three and six month periods ended June 30, 2014 of $39,729 and $51,932, respectively, all of which was attributable to its European operations, which are based in Germany.  Of the Company’s total assets of $8.3 million at June 30, 2014, $7.9 million was located in the United States, with the remainder located in Germany.

 Restricted Cash:

Pursuant to a supply agreement, the Company has invested in a twelve-month 0.14% certificate of deposit held by the bank as collateral for a letter of credit in connection with the Company’s purchase of raw materials due to be delivered in the next twelve months.  The certificate of deposit was recorded on the consolidated balance sheets at December 31, 2013 as restricted cash.  As of June 30, 2014, the transaction which covered the letter of credit was completed, which resulted in the release of the restriction in the cash.

Prepaid Expenses:

Prepaid expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development, manufacturing, preclinical development and insurance policies. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight-line method.

Inventories:

Inventories are valued at the lower of cost or market on a first in, first out basis.  Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. As of June 30, 2014, inventories consisted of raw materials.

Revenue Recognition:

CorMedix recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB No. 104, Revenue Recognition (“SAB 104”) and FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  This guidance requires that revenue is recognized from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

CorMedix’s product Neutrolin received its CE Mark in Europe in July 2013 and product shipments to dialysis centers began in December 2013.  Orders are processed through a distributor; however, Neutrolin is drop-shipped via a pharmacy directly to its customer, the dialysis center. The Company recognizes net sales upon shipment of product to the dialysis centers.

Income (Loss) per common share:

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the number of weighted average common shares issued and outstanding.  Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants and  the conversion of convertible preferred stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

Each outstanding series of convertible preferred stock is considered to be a participating security under ASC 260, Earnings Per Share (“ASC 260”), which means the security may participate in undistributed earnings with common stock. The holders of each series of convertible preferred stock are entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends.  In accordance with ASC 260, a company is required to use the two-class method when computing basic earnings per share when it has a security that qualifies as a “participating security.” The two-class method uses an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stock holders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period.  In accordance with ASC 260, securities are considered to not be participating in losses if there is no obligation to fund such losses. For the three months ended June 30, 2013 and the six month periods ended June 30, 2014 and 2013, none of the preferred stock was considered  to be participating since there was a net loss from operations in each of those periods.

The following table is the calculation of the basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income (Loss) Per Common Share - Basic:
Net income (loss)	$3,509,290	$(1,950,871)	$(13,204,001)	$(3,197,923)
Less: Dividends on participating securities	(27,452)	-	(54,602)	(309,944)
Less: Net income allocated to participating securities	(766,348)	-	-	-
Net income (loss) available to common shareholders – basic	2,715,490	(1,950,871)	(13,258,603)	(3,507,867)
Weighted average common shares outstanding – basic	21,993,384	13,048,815	20,036,671	12,329,993
Net income (loss) per common share – basic	$0.12	$(0.15)	$(0.64)	$(0.28)
Income (Loss) Per Common Share - Diluted:
Net income (loss) available to common shareholders - basic	$2,715,490	(1,950,871)	(13,258,603)	(3,507,867)
Plus: Dividends declared on participating securities	27,452	-	-	-
Plus: Net income allocated to participating securities	766,348	-	-	-
Less: Change in fair value of derivative securities	(4,657,481)	-	-	-
Numerator for income per share - diluted	(1,148,191)	(1,950,871)	(13,258,603)	(3,507,867)
Weighted average common shares outstanding – basic	21,993,384	13,048,815	20,036,671	12,329,993
Weighted average effect of dilutive securities:
Exercise of warrants	1,194,135	-	-	-
Conversion of preferred stock to common stock	2,252,280	-	-	-
Weighted average common shares outstanding – diluted	25,439,799	13,048,815	20,036,671	12,329,993
Net income (loss) per common share – diluted	$(0.05)	$(0.15)	$(0.64)	$(0.28)

Warrants and  options if exercised, and convertible preferred stock if converted, that would result in the issuance of 16,073,779 and 14,071,760 shares of common stock for the three months ended June 30, 2014 and June 30, 2013, respectively, were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive.  Warrants and  options if exercised, and convertible preferred stock if converted, that would result in the issuance of 21,826,059 and 14,071,760 shares of common stock for the six months ended June 30, 2014 and June 30, 2013 respectively, were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive.

Stock-Based Compensation:

Stock-based compensation cost, net of expected forfeitures, granted to employees, officers and directors is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period on a straight-line basis.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The non-cash charge to operations for non-employee options with service vesting is based on the revalued amount of the options at the end of each reporting period which is amortized to expense over the related vesting period.  For stock options granted to non-employees with vesting contingent upon various performance metrics, the Company used the guidelines in accordance with FASB ASC No. 505-50, Equity-Based Payments to Non-Employees. For options having performance conditions that are outside of the control of the non-employee, the cost to be recognized is the lowest aggregate fair value prior to the achievement of the performance condition, even if the Company believes it is probable that the performance condition will be achieved.

During the six months ended June 30, 2014, options to purchase an aggregate of 1,199,000 shares of common stock were granted to the Company’s employees, officers, directors and consultants.

Embedded Derivative Liabilities and Warrant Liabilities:

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has several series of preferred stock and warrants that contain embedded derivatives.  The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

            The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities.  For those liability-classified warrants that have down-round provisions which allow the exercise price to be adjusted as a result of certain future financing transactions, the Company uses level 3 inputs for the valuation methodology for those warrants. The estimated fair values of the warrant liabilities with downround protection were determined using a Monte Carlo option pricing model which takes into account the probabilities of certain events occurring over the life of the warrants.  The derivative liabilities are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).  As discussed below, the warrants issued in March 2014, which do not have downround protection, are valued using a Black Scholes option pricing model.

Note 3 — Stockholders’ Equity:

Common Stock

In March 2014, the Company sold an aggregate of 2,960,000 units in a registered direct offering at a purchase price of $2.50 per unit.  Each unit consisted of one share of the Company’s common stock and 0.35 of a warrant, each to purchase one share of the Company’s common stock.   The warrants have an exercise price of $3.10 per share, are exercisable commencing six months from the date of issuance, and have a term of five years from the date of exercisability.  A holder is prohibited from exercising a warrant if, as a result of such exercise, the holder, together with its affiliates, would own more than 3.99% or 4.99%, at the holder’s election, of the total number of shares of the Company’s common stock then issued and outstanding.  The Company received net proceeds of $6,723,248.  Under certain circumstances, the warrants may be settled in cash and are therefore classified as liabilities.  These warrants are revalued at the end of each balance sheet date using a Black Scholes option pricing model, and the resulting changes are recorded in other income (expense) in the statement of operations.  For the six months ended June 30, 2014, the Company used the following assumptions in calculating the Black Scholes valuation of these warrants:

Expected Term (years)	5
Volatility	75%
Dividend yield	0.0%
Risk-free interest rate	1.63%

During the six months ended June 30, 2014, stock options to purchase 275,000 shares of the Company’s common stock were exercised resulting in gross proceeds of $213,650 to the Company.

During the six months ended June 30, 2014, an aggregate of 140,000 shares of the Series C-1 non-voting preferred stock were converted into 1,400,000 shares of the Company’s common stock.

During the six months ended June 30, 2014, warrants to purchase 887,292 shares of the Company’s common stock were exercised on a cashless basis resulting in the issuance of 751,689 shares of the Company’s common stock.

During the quarter ended June 30, 2014, wages in the amount of $5,000 were converted into 2,732 shares of common stock by an officer at $1.83 per share.

Preferred Stock

In January 2014, the Company sold to various investors 200,000 shares of Series C-3 preferred stock, together with warrants to purchase up to an aggregate of 1,000,000 shares of common stock, for aggregate gross proceeds of $2,000,000.  The Series C-3 preferred stock and the related warrants were sold together at a price of $10.00 per share for each share of Series C-3 preferred stock.  The Series C-3 preferred stock has rights, privileges and terms that are identical to the Company’s Series C-1 and C-2 non-voting convertible preferred stock.  Each share of Series C-3 preferred stock is convertible into 10 shares of common stock at any time at the holder’s option at a conversion price of $1.00 per share.  However, the holder is prohibited from converting Series C-3 preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.  The warrants are exercisable one year after issuance, have an exercise price of $1.25 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder is prohibited from exercising a warrant if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% or 9.99%, at the holder’s election, of the total number of shares of the Company’s common stock then issued and outstanding.  Included in this financing was the settlement of an aggregate amount of $645,458 in accruals and payables owed to ND Partners, the Company’s CEO for his 2013 salary, and a consultant.  The Company received net proceeds of $1,318,884.

Due to the existence of downround provisions, the conversion features of the Series C-3 stock and the associated warrants were liability classified upon issuance and were valued using a Monte Carlo simulation model.  On the issuance date, the estimated value of the conversion features and warrants was $1,398,158 and $655,574, respectively.

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

The Company used a Monte Carlo simulation model to separately value the conversion options associated with the preferred stock instruments and the warrants issued in connection with the preferred stock.  A summary of the weighted average assumptions used in the Monte Carlo models for the six months ended June 30, 2014 are as follows:

Expected Term (months)	58
Volatility	75%
Dividend yield	0.0%
Risk-free interest rate	1.63%

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

Volatility – The Company used a weighted average of 1) the historical volatility of the stock of CorMedix for approximately five years,  2) the volatility used for prior period valuations, and 3) the volatilities of comparable companies (provided by the Company’s management) from the date product approval is received to the various valuation dates.  Then, appropriate weights were applied to these data points to arrive at the weighted average historical volatility. The concluded volatility of 75% is assumed to remain constant for all the valuation dates.

Term – Although the preferred Series C, D and E instruments do not have a specified contracted life, the Company has assumed a five year life from the date of inception for the purpose of the valuations, indicating that these instruments would expire in October 2018 at which point the holder would convert the investments into equity.

Risk-free Rate – The U.S. Treasury Bond Rate with a term approximating the term of the instrument was used as the risk-free interest rate in the valuation.

Credit adjusted discount rate – Management believes that its debt, if rated, would be equivalent to Moody’s C rated bonds or lower.

Dividend rate - Management does not expect to pay any dividends during the term of the hybrid instrument.

Stock Options

During the six months ended June 30, 2014, the Company granted to its officers and directors, ten-year non-qualified stock options under the 2013 Plan, covering an aggregate of 1,075,000 shares of the Company’s common stock with exercise prices ranging from $2.02 to $2.27 per share.  Of these options, 870,000 vested on the date of grant, 170,000 options vest one year after the grant date, 20,000 options vest two years from grant date, and the remaining 15,000 options are subject to certain performance milestones.  One of the milestones was achieved during the quarter ended June 30, 2014 which resulted in the vesting of 5,000 options in April 2014 in addition to the 870,000 vested on the date of grant.

During the quarter ended June 30, 2014, the Company granted to its consultants ten-year qualified stock options under the 2013 Plan, covering an aggregate of 124,000 shares of the Company’s common stock with exercise prices ranging from $1.81 to $2.24 per share.  Of these options, 11,000 vested on the grant date, 44,000 options vest quarterly for two years from grant date and the remaining 69,000 options are subject to performance milestones that were not achieved as of June 30, 2014.

During the six months ended June 30, 2014, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,775,753.  For the six months ended June 30, 2013 compensation expense was $431,849.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Expected Term	4.5 – 10 years	5 years
Volatility	95% - 113%	118% - 131%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.51% - 2.80%	0.81% - 2.52%

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods.  The expected term of the stock options granted to consultants is based upon the contractual terms established within agreements with the Company.  Given the Company’s short period of publicly-traded stock history, management’s estimate of expected volatility is based on the average historical volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.  The Company will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.  The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has experienced forfeitures of stock options issued to its former officers, board member and employees.  Consistent with its historical forfeiture experience, the Company has applied a forfeiture rate of approximately 32% and 39% to calculate stock option expense for the six month periods ended June 30, 2014 and 2013, respectively.  The Company will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of officers, directors and employees and may adjust the forfeiture rate based upon actual forfeitures that may occur in the future.

A summary of the Company’s stock options activity and related information for the six months ended June 30, 2014 is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,453,630	$1.06
Exercised	(275,000)	$0.78
Forfeited	(55,000)	$1.51
Expired	(274,630)	$3.16
Granted	1,199,000	$2.07
Outstanding at end of period	4,048,000	$1.23
Options exercisable	3,003,500	$1.24
Expected to vest	710,260	$1.21
Weighted-average fair value of options granted during the period		$1.56

The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2014 is 7.62 years.  The weighted average remaining contractual life of stock options exercisable at June 30, 2014 is 7.12 years.  The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at June 30, 2014 for those options that have an exercise price below the quoted closing price.  As of June 30, 2014, the aggregate intrinsic value of stock options outstanding was $2,795,290 and the aggregate intrinsic value of stock options exercised during the six months ended June 30, 2014 was $415,350.

As of June 30, 2014, the total compensation expense related to non-vested options not yet recognized totaled $527,633.  The weighted-average remaining vesting period related to non-vested options not yet recognized at June 30, 2014 was approximately 0.56 years.

Warrants

The following table is the summary of warrant activity for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	10,422,525	$2.00	3.12
Granted	2,036,000	$2.22	5.36
Exercised	(887,292)	$1.18	-
Outstanding at end of period	11,571,233	$2.16	3.05

Note 4 — Fair Value Measurements:

The fair value of the Company’s cash, accounts receivable and accounts payable at June 30, 2014 approximate their carrying values due to the relative liquidity and/or short-term nature of these instruments.  As defined by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value measurements and disclosures establish a fair value hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach).   The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following table presents the fair value hierarchy, fair values at June 30, 2014 and the change in fair values for the six months ended June 30, 2014 of the Company’s derivative liabilities measured at fair value on a recurring basis as of June 30, 2014.  There were no derivative liabilities measured at fair value on a recurring basis at June 30, 2013.

	Fair Value Hierarchy Level	Fair Value	Change in Fair Value
Series C non-voting preferred stock conversion option issued in October 2013 and January 2014	3	$-	$5,257,295
Series D non-voting preferred stock conversion option issued in October 2013	3	1,711,589	809,963
Series E non-voting preferred stock conversion option issued in October 2013	3	1,426,208	690,590
Warrants issued in connection with convertible debt issued in May 2013	3	1,288,818	627,949
Warrants issued in connection with Series C non-voting preferred stock issued in October 2013 and January 2014	3	3,277,227	1,638,291
Warrants issued in March 2014 in connection with the private placement of common stock and warrants	3	966,875	(761,575)
Total		$8,670,717	$8,262,513

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the non-voting preferred stock and warrants for the six months ended June 30, 2014.

Balance at beginning of year	$5,308,804
Additions to derivative liabilities	3,782,182
Conversion of convertible preferred stock to common stock	(2,447,384)
Reclassification from derivative liabilities to equity	(6,235,398)
Change in fair value of derivative liabilities	8,262,513
Balance at end of period	$8,670,717

Note 5 — Commitments and Contingencies:

In February 2007, Geistlich Söhne AG für Chemische Industrie, Switzerland, or Geistlich, filed an opposition against the Sodemann patent covering our Neutrolin product candidate which is owned by ND Partners, LLC and licensed to the Company pursuant to the License and Assignment Agreement between the Company and ND Partners LLC. The opposition against the Sodemann patent that was filed at the head office of the European Patent Office in Munich, Germany, was for lack of inventiveness in the use of citric acid and a pH value in the range of 4.5 to 6.5 with having the aim to provide an alternative lock solution through having improved anticoagulant characteristics compared to the lock solutions described in the Lehner patent. In June 2008 the opposition division at the European Patent Office held oral proceedings and rejected the opposition by Geistlich and maintained the patent as granted. On August 27, 2008, Geistlich appealed the court's ruling, alleging the same arguments as presented during the opposition proceedings. The Company filed a response to the appeal of Geistlich on March 25, 2009 where it requested a dismissal of the appeal and to maintain the patent as granted. On October 10, 2012, the Company became aware that the Board of Appeals of the European Patent Office issued, on September 4, 2012, a summons for oral proceedings. On November 28, 2012, the Board of Appeals of the European Patent Office held oral proceedings and verbally upheld the Sodemann patent covering Neutrolin, but remanded the proceeding to the opposition division as the lower court to consider restricting certain of the Sodemann patent claims. The Company received the Appeals Board final written decision on March 28, 2013 which was consistent with the oral proceedings. In a letter dated September 30, 2013, the Company was notified that the opposition division of the European Patent Office reopened the proceedings before the first instance again, and has given their preliminary non-binding opinion that the patent as amended during the appeal proceedings fulfils the requirements of Clarity, Novelty, and Inventive Step, and invited the parties to provide their comments and/or requests by February 10, 2014. The Company filed its response on February 3, 2014 to request that the patent be maintained as amended during the appeal proceedings. Geistlich did not provide any filing by February 10, 2014; however, the Board of the European Patent Office opposition division has granted Geistlich an extension to respond by the end of July 2014 because its representative did not receive the September 30, 2013 letter due to a change of address.  Due to time delays in the accessibly of the online file for the European Patent Office, we are awaiting word as to whether Geistlich filed further statements within the required timeline.  The Company intends to continue to vigorously defend the patent in a restricted form. However, the Company can provide no assurances regarding the outcome of this matter.

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

In January 2008, the Company entered into a License and Assignment Agreement (the “NDP License Agreement”) with ND Partners, LLC (“NDP”).  Pursuant to the NDP License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). As consideration in part for the rights to the NDP Technology, the Company paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in us consisting of 365,534 shares of the Company’s common stock as of December 31, 2010. In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares held in escrow was 145,543 shares of common stock as of June 30, 2014, which are reflected as deferred stock issuances on the condensed consolidated balance sheets. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000.

In April 2013, the Company entered into an amendment to the NDP License Agreement. Under the NDP License Agreement, the Company was obligated to make a milestone payment of $500,000 to NDP upon the first issuance of a CE Mark for a licensed product. Pursuant to the terms of the amendment, the Company and NDP agreed to delay such milestone payment to a time, to be chosen by the Company, within 12 months after the achievement of such issuance.   In July 2013, a milestone payment of $500,000 was earned by NDP upon the first issuance of the CE Mark for Neutrolin and was settled upon issuance of 50,000 Series C-3 preferred stock in January 2014 (See Note 3 – Stockholders’ Equity).

In January 2008, the Company also entered into an Exclusive License and Consulting Agreement with Dr. Polaschegg (the “Polaschegg License Agreement”).  The Polaschegg License Agreement replaced the original license agreement between NDP and Dr. Polaschegg that the Company was assigned and the Company assumed under the NDP License Agreement.  Pursuant to the Polaschegg License Agreement, Dr. Polaschegg granted the Company an exclusive, worldwide license for a certain antimicrobial solution and certain taurolidine treatments and the corresponding United States patent applications (the “Polaschegg Technology”), and agreed to provide the Company with certain consulting services. As consideration for the rights to the Polaschegg Technology, the Company paid Dr. Polaschegg an initial payment of $5,000 and agreed to pay Dr. Polaschegg certain royalty payments ranging from 1% to 3% of the net sales of the Polaschegg Technology. The Polaschegg License Agreement also sets forth certain minimum royalty payments (on an annual basis) to be made to Dr. Polaschegg in connection with the Polaschegg Technology, which payments range from $10,000 to $45,000. The Company may terminate the Polaschegg License Agreement with respect to any piece of the Polaschegg Technology upon 60 days notice.  If the Polaschegg License Agreement is terminated with respect to any piece of the Polaschegg Technology by either party, all rights with respect to such portion of the Polaschegg Technology will revert to Dr. Polaschegg.  During the six months ended June 30, 2014 and 2013, the Company expensed approximately $20,000 and $22,500, respectively.

 On July 21, 2014, the Company appointed Harry O’Grady as its Chief Financial Officer and Dr. Antony Pfaffle as its Chief Scientific Officer and entered into an employment agreement with each officer. Pursuant to their respective employment agreements, the Company will pay a base salary of $230,000 to Mr. O’Grady and $200,000 to Dr. Pfaffle.   Mr. O’Grady will be eligible to participate in the Company’s Short Term Incentive Plan (“STIP”) beginning January 1, 2015, with a target award opportunity equal to 40% of his base salary.  Dr. Pfaffle is eligible to participate in the STIP beginning on his employment date.  His 2015 target award opportunity is equal to 30% of his base salary.  Pursuant to his employment agreement, the Company also granted Mr. O’Grady an option to purchase 100,000 shares of the Company’s common stock.   If either officer’s employment is terminated as a result of his death or disability, the Company will pay him or his estate, as applicable (i) his base salary for 180 days after the termination of his employment, and (ii) additional benefits, if any, as may be provided under applicable employee benefit plans, programs and arrangements of the Company.  If the Company terminates either officer’s employment without “cause” (as defined in the employment agreement) or the officer terminates his employment for “good reason” (as defined in the employment agreement), then the Company will (i) pay the officer his then-current salary for 12 months, and (ii) provide the officer such other benefits, if any, as may be provided under applicable employee benefit plans, programs and arrangements of the Company.

Note 6 — Related Party Transactions:

In January 2014, the following related parties participated in the private placement of Series C-3 preferred stock and warrants to purchase the Company’s common stock at an exercise price of $1.25 per share.  Each share of Series C-3 preferred stock is convertible into 10 shares of common stock at a conversion price of $1.00 per share.  All terms were the same as the Series C-1 and C-2 preferred stock issued in the October 2013 private placement (see Note 3 – Stockholders’ Equity):

		Amount	Number of Series C-3 Preferred Stock	Number of Warrants
Gary A. Gelbfish	Former Chairman of the Board	$500,000	50,000	250,000
Randy Milby	CEO and Director	$237,000	23,700	118,500
MW Bridges LLC, an entity for which Randy Milby is Managing Partner		$13,000	1,300	6,500
Steven W. Lefkowitz	Director and Former Interim CFO	$45,000	4,500	22,500
Wade Capital Corporation Money Purchase Plan, an entity for which Steven W. Lefkowitz has voting and investment control		$30,000	3,000	15,000

In June 2014, Randy Milby, the Company’s CEO converted $5,000 of his wages into 2,732 shares of the Company’s common stock at per share price of $1.83.

Note 7 — Subsequent Event:

The Company previously received notice from the NYSE MKT that it was not in compliance with NYSE MKT’s continued listing standards set forth in Section 1003(a)(i) of the NYSE MKT Company Guide because it reported stockholders’ equity of less than $2,000,000 as of March 31, 2014 and net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide because it reported stockholder’s equity of less than $4,000,000 as of March 31, 2014 and net losses in three of our four most recent fiscal years.  On July 18, 2014, the Company received notice from the NYSE MKT that the NYSE MKT had accepted the Company’s plan to regain compliance with the continued listing standards of the NYSE MKT.  As a result, the NYSE MKT is continuing the Company’s listing and has granted the Company an extension until May 31, 2015 to regain compliance with the continued listing standards of the NYSE MKT.  The Company will be subject to periodic review by the NYSE MKT during the extended plan period.

In July 2014, Randy Milby, the Company’s CEO converted $12,500 of his wages into 6,250 shares of the Company’s common stock at per share price of $2.00.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2014.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act.  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. and Subsidiary (referred to herein as “we,” “us,” “our” and the “Company”), is transitioning to a commercial pharmaceutical and medical device company.  We in-license, develop and commercialize therapeutic products for the prevention and treatment of cardiac, renal and infectious diseases.  As of the date of this report, we have in-licensed all of the product candidates in our pipeline.  We formed a wholly-owned subsidiary, CorMedix Europe GmbH, in 2013.

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

During the third quarter of 2011, we received a notice from the U.S. Food and Drug Administration (“FDA”) that Neutrolin had been assigned to the CDER for review as a drug rather than a device. As a result of this, and given our limited resources, we decided to change our business strategy and focus the majority of our resources on the research and development of Neutrolin, rather than CRMD004 and to seek regulatory and commercialization approval for Neutrolin in Europe through a CE Mark application rather than pursue FDA approval at that time.

In July 2013, we received CE Mark approval for Neutrolin. We began the commercial launch of Neutrolin for the prevention of catheter-related bloodstream infections (“CRBI”) and maintenance of catheter patency in hemodialysis patients in Europe in the fourth quarter of 2013.

We have four pillars to our Neutrolin strategy: (i) successfully launch the product in Germany; (ii) expand the product into additional applications; (iii) expand sales into other foreign countries; and (iv) apply for and receive marketing approval and launch the product in the United States.

In late 2013, we met with the FDA to determine the pathway for U.S. approval of Neutrolin, which we expect to entail at least one Phase III clinical trial in hemodialysis catheters and one Phase III clinical trial in oncology/total parenteral nutrition.  We worked with the FDA to design the protocol for a planned Phase III trial in hemodialysis patients with a central venous catheter; this protocol was accepted in August 2014 and we plan to file an IND in mid to late September 2014.

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

Our product Neutrolin received CE Mark in Europe in July 2013 and product shipments to dialysis centers began in December 2013.  Orders are processed through a distributor; however, Neutrolin is drop-shipped via a pharmacy directly to our customer, the dialysis center. We recognize net sales upon shipment of product to the dialysis centers.

Cost of Sales

Cost of sales includes all costs incurred in bringing our product to their final selling destination, which primarily include direct raw materials, direct labor, third-party manufacturing, indirect overhead and stability testing costs.  During the first six months of 2014, the majority of the costs of raw materials and the cost to manufacture the product sold were previously charged to research and development expense because it had been purchased and manufactured prior to the receipt of the CE Mark.

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

	Six Months Ended June 30,
	2014	2013
CRMD003	98%	92%
CRMD004	2%	8%

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

Our current focus on commercializing Neutrolin in Europe may impact our other development efforts and timelines.  We intend to seek U.S. approval of Neutrolin for the prevention of CRBI and maintenance of catheter patency in the United States which we expect to entail at least one Phase III trial in hemodialysis catheters and one Phase III trial in oncology/total parenteral nutrition, based on guidance from the FDA.  We plan to submit to the FDA an IND in mid to late September 2014.  We are seeking a strategic partner or partners to complete the development of Neutrolin in the U.S. We will need additional funds to complete the development of Neutrolin, whether from a partner or other financing source, or both.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expense include costs related to commercial personnel, medical education professionals, marketing and advertising, salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, sales, finance and accounting functions.  Other SG&A expense includes facility-related costs not included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our SG&A expenses will increase due to marketing of our Neutrolin product in Europe.

Loss on Issuance of Preferred Stock and Warrants

As discussed in Note 3, we issued preferred stock during the six months ended June 30, 2014.  The loss on the issuance of preferred stock represents the difference on the issuance date between the combined fair value of the conversion option and the warrants, and the proceeds that were settled net of all fees and expenses related to the issuance.

Change in Fair Value of Conversion Options and Warrants

The change in the fair value of conversion option and warrants represents the change in the fair value of the Series C, D and E preferred stock conversion options and the change in the fair value of warrants that are recorded at fair value on a recurring basis under generally accepted accounting principles.  This includes any changes in fair value resulting from the re-measurement of the derivative liabilities in connection with the redemption or conversion of the preferred stock and the exercise of warrants.

Other Income (Expense)

Other income consists mainly of intercompany foreign exchange transaction gains and losses.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue.  Revenue was approximately $40,000 for the three months ended June 30, 2014 compared to zero in the same period last year, due to sales of Neutrolin following the receipt in July 2013 of the CE Mark in Europe.

Cost of Sales.  Cost of sales was approximately $54,000 for the three months ended June 30, 2014 compared to zero in the same period last year.  Cost of sales for the three months ended June 30, 2014 are primarily comprised of services performed in the management of our manufacturing of approximately $27,000, on-going stability studies of approximately $13,000, direct cost of materials of approximately $9,000, costs associated with transitioning Neutrolin to new labels and packaging of approximately $2,000 and other costs of approximately $3,000.  The costs associated with on-going stability studies are expected to continue into 2015, while the costs associated with transitioning Neutrolin to new labels and packaging are not expected to repeat in subsequent periods. During the three months ended June 30, 2014, the majority of the costs of raw materials and the cost to manufacture the product sold were previously charged to research and development expense because it had been purchased and manufactured prior to the receipt of the CE Mark.

Research and Development Expense.  R&D expense was approximately $172,000 for the three months ended June 30, 2014, a decrease of approximately $208,000, from approximately $380,000 for the three months ended June 30, 2013.  The decrease was primarily attributable to reduced costs related to the development of Neutrolin in the European Union (“EU”) of approximately $246,000, due to the receipt of the CE Mark approval for Neutrolin and lower personnel costs of approximately $34,000, offset by increase in costs related to development of Neutrolin in the U.S. and label expansion work for Neutrolin in the EU of approximately $81,000.

Selling, General and Administrative Expense.  SG&A expense was approximately $1,703,000 for the three months ended June 30, 2014, an increase of approximately $794,000 from approximately $909,000 for the three months ended June 30, 2013.  The increase was primarily attributable to costs related to the launch and commercialization of Neutrolin in the EU of approximately $585,000, increases in legal, accounting and consulting fees of $188,000, investor relations and filing fees of $45,000 and increased personnel cost of approximately $42,000, offset by decreased non-cash stock-based compensation expense of approximately $82,000.

Change in Fair Value of Derivative Liabilities.  The change in the fair value of derivative liabilities for the three months ended June 30, 2014 of approximately $5,419,000 consists of decreases in the fair value of preferred stock conversion options and warrants between March 31, 2014 and June 30, 2014 of approximately $1,924,000 and approximately $3,495,000, respectively.  The change in the fair value of the preferred stock conversion options includes the combined changes in (i) the fair value of the converted and redeemed amounts between March 31, 2014 and the relevant conversion and redemption dates and (ii) the change in fair value of the preferred stock conversion options not converted between March 31, 2014 and June 30, 2014.  The change in fair value of the warrants is the difference between the fair values at March 31, 2014 and June 30, 2014.

Other Income (Expense).  Other income (expense) was approximately $21,000 for the three months ended June 30, 2014, an increase of approximately $20,000 from approximately $1,000 for the three months ended June 30, 2013.  The increase was due to the foreign exchange transactions.

Interest Income.  Interest income was approximately $1,000 for the three months ended June 30, 2014, an increase of approximately $900 from approximately $100 for the three months ended June 30, 2013.  The increase was attributable to having a higher interest-bearing cash balance during the second quarter of 2014 compared to the same quarter in 2013.

Interest Expense.  Interest expense was approximately $500 for the three months ended June 30, 2014 as compared to approximately $661,000 for the same period last year.  The interest expense for the three months ended June 30, 2013 consisted primarily of a beneficial conversion feature charge of approximately $555,000 related to the senior convertible notes and warrants issued in 2012, amortization of deferred financing fees of approximately $85,000 and accrued interest of approximately $21,000 related to the senior convertible notes.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue.  Revenue was approximately $52,000 for the six months ended June 30, 2014 compared to zero in the same period last year, due to sales of Neutrolin following the receipt of the CE Mark in July 2013 in Europe.

Cost of Sales.  Cost of sales was approximately $136,000 for the six months ended June 30, 2014 compared to zero in the same period last year.  Cost of sales for the six months ended June 30, 2014 are primarily comprised of costs associated with transitioning Neutrolin to new labels and packaging of approximately $47,000, services performed in the management of our manufacturing of approximately $44,000, on-going stability studies of approximately $29,000, direct cost of materials of approximately $12,000, and other costs of approximately $4,000.  The costs associated with on-going stability studies are expected to continue into 2015, while the costs associated with transitioning Neutrolin to new labels and packaging are not expected to repeat in subsequent periods. During the six months ended June 30, 2014, the majority of the costs of raw materials and the cost to manufacture the product sold were previously charged to research and development expense because it had been purchased and manufactured prior to the receipt of the CE Mark.

Research and Development Expense.  R&D expense was approximately $525,000 for the six months ended June 30, 2014, a decrease of approximately $110,000, from approximately $635,000 for the six months ended June 30, 2013.  The decrease was primarily attributable to reduced costs related to the development of Neutrolin in the EU of approximately $402,000, due to the receipt of the CE Mark approval for Neutrolin and lower personnel costs of approximately $88,000, offset by increases in non-cash stock-based compensation expense of approximately $220,000 and costs related to development of Neutrolin in the U.S. and label expansion work for Neutrolin in the EU of approximately $165,000.

Selling, General and Administrative Expense.  G&A expense was approximately $4,216,000 for the six months ended June 30, 2014, an increase of approximately $2,756,000 from approximately $1,460,000 for the six months ended June 30, 2013. The increase was primarily attributable to non-cash stock-based compensation expense of approximately $1,124,000, costs related to the launch and commercialization of Neutrolin in the EU of approximately $1,106,000, and increases in legal, accounting and consulting fees of approximately $387,000 and personnel cost of approximately $115,000.

Loss on Issuance of Preferred Stock and Warrants.  The loss on the issuance of preferred stock and warrants for the six months ended June 30, 2014 represents the difference on the issuance date between the combined fair value of the conversion option and the warrants of approximately $2,054,000, and the combined proceeds received and liabilities settled, net of all issuance-related fees and expenses of approximately $1,964,000.

Change in Fair Value of Derivative Liabilities.  The change in the value of derivative liabilities for the six months ended June 30, 2014 of approximately $8,263,000 consists of increases in the fair value of preferred stock conversion options and warrants between December 31, 2013 and June 30, 2014 of approximately $6,758,000 and approximately $1,505,000, respectively.  The change in the fair value of the preferred stock conversion options includes the combined changes in (i) the fair value of the converted and redeemed amounts between December 31, 2013 and the relevant conversion and redemption dates and (ii) the change in fair value of the preferred stock conversion options between December 31, 2013 and June 30, 2014.  The change in fair value of the warrants is the difference between the fair value at December 31, 2013 and June 30, 2014.

Other Income (Expense).  Other income (expense) was approximately $28,000 for the six months ended June 30, 2014, an increase of approximately $27,000 from approximately $1,000 for the six months ended June 30, 2013.  The increase was due to the foreign exchange transactions.

Interest Income.  Interest income was approximately $1,500 for the six months ended June 30, 2014, an increase of approximately $1,300 from approximately $200 for the six months ended June 30, 2013.  The increase was attributable to having higher average interest-bearing cash balances during the six months ended June 30, 2014 as compared to the same period last year.

Interest Expense.  Interest expense was approximately $1,000 for the six months ended June 30, 2014 as compared to approximately $1,102,000 for the same period last year.  The interest expense for the six months ended June 30, 2013 consisted primarily of a beneficial conversion feature charge of approximately $884,000 related to the senior convertible notes and warrants issued in 2012, amortization of deferred financing fees of approximately $166,000 and accrued interest of approximately $52,000 related to the senior convertible notes.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006.  We received CE Mark approval in July 2013 and launched our product in the EU in December 2013.  Prior to our initial public offering, or IPO, we had funded our operations principally with convertible notes of approximately $14,365,000 and $625,000 sold in private placements to third parties and private placements to related parties, respectively.  Upon the closing of the IPO in March 2010, we received net proceeds of approximately $10,457,000.  Additionally, we received approximately $490,000 from Federal grants under the Qualifying Therapeutic Discovery Project program, approximately $775,000 from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program and approximately $35,000 from qualified R&D expenditures refunded to us through the New York State Department of Taxation and Finance under the Qualifying Emerging Technology Incentive Program.

Since the IPO, we have completed the following financings:

●
In 2012, we sold a total of 1,324 units, each unit consisting of (i) a one-year $1,000 aggregate principal amount 9% senior convertible note, convertible into shares of common stock, at a conversion price of $0.35 per note, and (ii) a five-year redeemable warrant to purchase 2,500 shares of common stock at an initial exercise price of $0.40 per share.  We received gross proceeds of $1,324,000 or net proceeds of $1,096,000 from the private placement.  The notes issued matured in 2013 and an aggregate of $924,000 of the notes was converted to common stock and $400,000 of the notes was exchanged for Series D convertible preferred stock during the year ended December 31, 2013.

●
In 2013, we sold 761,429 shares of our Series A non-voting convertible preferred stock and a warrant to purchase up to 400,000 shares of our common stock for gross proceeds of $533,000 in February; we sold $1,500,000 of convertible notes and warrants to purchase up to 750,000 shares of our common stock in May; we sold 454,546 shares of Series B non-voting convertible preferred stock and a warrant to purchase up to 227,273 shares of our common stock for gross proceeds of $500,000 in July; and we sold 150,000 shares of our Series C-1 and 150,000 shares of our Series C-2 non-voting convertible preferred stock and warrants to purchase up to 1,500,000 shares of our common stock for gross proceeds of $3,000,000 in October.  Also in October 2013, as noted above, we exchanged $400,000 in principal amount of September 2012 convertible notes for 57,400 shares of our Series D non-voting convertible preferred stock and also exchanged $750,000 in principal amount of May 2013 convertible notes for 53,537 shares of our Series E non-voting convertible preferred stock. All of the Series A and Series C-1 non-voting convertible preferred stock were converted to common stock.

●
In January 2014, we sold 200,000 shares of our Series C-3 non-voting convertible preferred stock and warrants to purchase up to 1,000,000 shares of our common stock for net cash proceeds of $1,319,000 and accounts payable and accrued expenses of $645,000.

●
In March 2014, we sold 2,960,000 units, each unit consisted of one share of our common stock and 0.35 of a warrant to purchase one share of our common stock, for gross proceeds of $7,400,000.  We received net proceeds of approximately $6,723,000.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $2,935,000 for the six months ended June 30, 2014.  The net loss of approximately $13,204,000 for the six months ended June 30, 2014 was higher than cash used in operating activities by approximately $10,269,000.  The difference is attributable primarily to revaluation of preferred stock conversion options and warrants of approximately $8,263,000, non-cash stock-based compensation of approximately $1,776,000 and loss on issuance of preferred stock of approximately $90,000.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $20,000 for the six months ended June 30, 2014 as compared to $0 for the same period last year due to the purchase of software for our German subsidiary, which was established in 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $8,253,000 for the six months ended June 30, 2014 as compared to approximately $500,000 for the same period last year.  The increase was attributable to the net proceeds from the sale of common stock of approximately $6,723,000 and Series C-3 preferred stock of approximately $1,319,000, and exercise of stock options of approximately $214,000.  In comparison for the same period last year, we received gross proceeds from the sale of Series A preferred stock of $533,000, proceeds from exercise of warrants of $60,000, offset by repurchase of outstanding warrants of $33,000 and payment of deferred financing costs of $60,000.

Funding Requirements

Our total cash on hand as of June 30, 2014 was approximately $7,652,000 compared to approximately $2,374,000 at December 31, 2013.  Because our business does not generate positive operating cash flow, we may need to raise additional capital before we exhaust our current cash resources in order to continue to fund our commercialization of Neutrolin and our research and development, as well as to fund operations generally.  Our continued operations will depend on whether we are able to generate substantial revenue from the sale of Neutrolin or raise additional funds through various potential sources, such as equity or debt financing, strategic relationships, out-licensing or distribution arrangements of our products.  Through June 30, 2014, all of our financing has been through equity financing of common stock and warrants, issuance of convertible notes and issuance of preferred stock.

Based on our cash resources at June 30, 2014, our expectations on product sales and our current plan of expenditure on continuing development of Neutrolin, we believe that we have sufficient capital to fund our operations into the third quarter of 2015, but will need additional financing thereafter until we can achieve profitability, if ever.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.  Each of these alternatives would likely have a material adverse effect on our business.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an ongoing basis, we evaluate these estimates and judgments, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

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

Stock-Based Compensation

We account for stock options according to the FASB ASC No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with ASC 718.  The non-cash charge to operations for non-employee options with vesting is based upon the change in the fair value of the options and amortized to expense over the related vesting period.

For the purpose of valuing options and warrants granted to our directors, officers, employees and consultants, we used the Black-Scholes option pricing model.  For the purpose of valuing performance based options granted to non-employees, we used the guidelines in accordance with FASB ASC No. 505-50 (“ASC 505”), “Equity-Based Payments to Non-Employees”, of which if the performance condition is outside of the control of the non-employee, the cost to be recognized is the lowest aggregate fair value prior to the achievement of the performance condition, even if we believe it is probable that the performance condition will be achieved.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We have experienced forfeitures of stock options issued to our former employees, officers, directors and board members.  Stock compensation expense is recognized by applying the expected forfeiture rate during the vesting period to the fair value of the award.  We will continue to evaluate the estimated forfeiture rate derived from previous forfeitures of employees, directors and officers and may adjust the forfeiture rate based on actual forfeitures that may occur in the future.

Revenue Recognition

We recognize revenue in accordance with SEC SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”) and FASB ASC 605, “Revenue Recognition” (“ASC 605”).  Our product Neutrolin received its CE Mark in Europe in July 2013 and shipment of product to the dialysis centers began in December 2013.  In accordance with SAB 101 and SAB 104, we recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. We recognize net sales upon shipment of product to the dialysis centers.
.
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

            We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities.  For those liability-classified warrants that have down-round provisions which allow the exercise price to be adjusted as a result of certain future financing transactions, we use level 3 inputs for the valuation methodology for those warrants. The estimated fair values of the warrant liabilities with downround protection were determined using a Monte Carlo option pricing model which takes into account the probabilities of certain events occurring over the life of the warrants.   The warrants issued in March 2014, which do not have downround protection, may be settled in cash and are therefore classified as derivative liabilities.  These warrants are revalued at the end of each reporting period using a Black Scholes option pricing model.  The derivative liabilities are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10).  ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, however early adoption is permitted.  We evaluated and elected to adopt ASU 2014-10 as permitted, for the financial statements ended June 30, 2014 and, accordingly, have not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

Recent Authoritative Pronouncements:

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is not permitted and retrospective application is permitted, but not required. We are currently evaluating the impact of adopting this guidance on our consolidated financial condition, results of operations and cash flows.

In June 2014, the FASB issued an accounting standard that clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.   The amendments are effective for interim and annual reporting periods beginning after December 15, 2015.  Earlier adoption is permitted.  The standard may be applied prospectively to all awards granted or modified after the effective date; or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  We are currently evaluating the impact of adopting this guidance on our consolidated financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4.     Controls and Procedures.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, we have identified a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) related to our limited finance staff and the resulting ineffective management review over financial reporting, coupled with increasingly complex accounting treatments associated with our financing activities and European expansion.  We have taken initial measures to remediate this weakness by increasing internal review processes, in addition to the previously established accounting oversight committee, which is comprised of members of our senior management and third party GAAP advisor. The hiring of our full-time Chief Financial Officer is a key step in bolstering our financial infrastructure. We continue to build on our infrastructure to address this weakness. However, we cannot be assured that this weakness will be remediated or that other material weaknesses will not be discovered.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures, and as a result of the material weakness described above, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.  As noted above, management is taking steps to improve the internal review process, to add accounting support, and is committed to the remediation of the material weakness.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

If we fail to comply with the continued listing standards of the NYSE MKT, it may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the NYSE MKT, and the continued listing of our common stock on the NYSE MKT is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses and maintaining a minimum level of stockholders’ equity.  On May 19, 2014, we received a notice from the NYSE MKT that, based on our Form 10-Q for the quarter ended March 31, 2014, filed on May 15, 2014 with the Securities and Exchange Commission, we do not meet continued listing standards of the NYSE MKT as set forth in Part 10 of the Company Guide.  Specifically, we are not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $2 million and $4 million, respectively, as of March 31, 2014 and had net losses in our four most recent fiscal years ended December 31, 2013.  As a result, we have become subject to the procedures and requirements of Section 1009 of the Company Guide.  We submitted a plan of compliance to the NYSE MKT on June 18, 2014 to address how we intend to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide.  On July 18, 2014, we received notice from the NYSE MKT that the NYSE MKT had accepted our plan to regain compliance with the continued listing standards of the NYSE MKT.  As a result, the NYSE MKT is continuing our listing and has granted us an extension until May 31, 2015 (the “Plan Period”) to regain compliance with the continued listing standards of the NYSE MKT.  We will be subject to periodic review by the NYSE MKT during the Plan Period.  There can be no assurance that we will meet the continued listing standards of the NYSE MKT by the end of the Plan Period or, if we do meet the standards by the end of the Plan Period, that we will continue to meet such standards thereafter.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2014, Randy Milby, our CEO, converted $5,000 of his wages into 2,732 shares of the Company’s common stock at per share price of $1.83, which was the closing price of our common stock as reported on the NYSE MKT that day.  The shares of common stock were sold in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

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

CORMEDIX INC.

Date: August 14, 2014	By:	/s/ Randy Milby
		Name:	Randy Milby
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Harry O’Grady
		Name:	Harry O’Grady
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Changes in Stockholders' Deficit for the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

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