Form 10-K/A
period 2015-12-31
CorMedix Inc.
filed 2016-04-29
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of CorMedix Inc. (the “Company,” “CorMedix” “we,” “us” or “our”) for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K.  At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2016 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company's Original 10-K are hereby amended and restated in their entirety.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

CORMEDIX INC.

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

Directors

Our bylaws currently provide that the number of directors constituting the Board shall be not less than five nor more than nine.  The Board may establish the number of directors within this range. There are nine directors presently serving on our Board.  In March 2015, in connection with a backstop financing agreement, we granted Manchester Securities Corp., our largest stockholder, the right for as long as it or its affiliates hold any of our common stock or securities convertible into our common stock the right to appoint up to two members to our Board of Directors and/or to have up to two observers attend Board meetings in a non-voting capacity.  Manchester has exercised these rights and has appointed Janet Dillione and Myron Kaplan as members of the Board.

In addition, none of the nominees is related by blood, marriage or adoption to any other director or any of our executive officers.

Name	Age	Director Since	Position(s) with CorMedix
Janet M. Dillione	56	August 2015	Director
Matthew Duffy	53	November 2011	Director
Michael W. George	67	February 2014	Director
Myron Kaplan	71	April 2016	Director
Steven Lefkowitz	60	August 2011	Director
Taunia Markvicka	48	April 2014	Director
Randy Milby	62	August 2013	Director and Chief Executive Officer
Antony E. Pfaffle, M.D	52	February 2007	Director, Chief Scientific Officer and Secretary
Cora M. Tellez	66	April 2014	Director

Janet M. Dillione has been a director of CorMedix since August 2015.  Ms. Dillione has served as the Chief Executive Officer of Cardiopulmonary Corp, a leader in medical device connectivity for EMR integration, and integrated clinical applications and workflows for over 20 years, since 2014. Previously, she was at Nuance Communications, Inc., a leading provider of voice and language solutions for businesses and consumers around the world, having joined Nuance in April 2010 as Executive Vice President and General Manager of the Healthcare Division and serving as an executive officer from May 2010 until March 2014. From June 2000 to April 2010, Ms. Dillione held several senior level management positions at Siemens Medical Solutions, a global leader in medical imaging, laboratory diagnostics, and healthcare information technology, including President and CEO of the global healthcare IT division. Ms. Dillione received her B.A. from Brown University in 1981 and completed the Executive Program at The Wharton School of Business of the University of Pennsylvania in 1995.  She has over 25 years of experience leading global teams in the development and delivery of healthcare technology and services.  Among other qualifications, attributes and skills, Ms. Dillione’s financial expertise and significant executive management experience with medical device and healthcare companies led to the conclusion of our Board that she should serve as a director of our company in light of our business and structure.

Matthew P. Duffy has been a director of CorMedix since November 2011.  Mr. Duffy is currently Managing Director at LifeSci Advisors and Capital, LLC, a boutique Investor Relations and Investment Bank in New York.  He has also been Managing Partner and founder of Black Diamond Research, LLC, since July 2001.  Further, he is a founder of Algorithm Sciences, LLC and Identic Pharmaceuticals, LLC. In addition, he is a managing member of NSIP LLC, and a member of the Executive Committee of Ellington Asset Management, LLC.  He led commercial operations at Lev Pharmaceuticals, from November 2007 to October 2008.  From 1995 to 2001, Mr. Duffy led the marketing group at MedImmune, Inc., and prior to that held a series of positions in Sales and Marketing at Pfizer, Inc.  Mr. Duffy holds the series 7, 63 and 65 securities licenses and received his undergraduate degree from Duke University.  Among other experience, qualifications, attributes and skills, Mr. Duffy’s commercial and marketing expertise with development stage biotechnology companies led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Michael W. George joined our Board in February 2014.  Mr. George is currently the Chief Executive Officer of Michael George & Associates, a health care consulting firm.  Prior to forming Michael George & Associates, Mr. George served as a restructuring and turnaround executive for aaiPharma Inc., Derm Tech International and Urocor, Inc.  Prior to that, he served as President/North America of Elan Pharmaceuticals.  He has over 25 years of sales and marketing experience, including senior management positions, with three large pharmaceutical companies, DuPont Merck Pharmaceutical Company, Bristol Myers Pharmaceutical Company and Sandoz Pharmaceuticals, Inc. (now Novartis).  Mr. George serves on the board of ClearPath Diagnostics, Inc., a private company, and Coastal Horizons, Inc., a non-profit corporation.  He has served on the boards of two other public companies. He holds a B.S. in Business Administration from Central Missouri State University (now the University of Central Missouri) and a Masters of Business Administration from New Hampshire College (now the University of Southern New Hampshire). Among other experience, qualifications, attributes and skills, Mr. George’s executive, commercial and marketing expertise with pharmaceutical companies led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Myron Kaplan became a director of CorMedix in April 2016. He is a founding partner of Kleinberg, Kaplan, Wolff & Cohen, P.C., a New York City general practice law firm, where he has practiced corporate and securities law for more than forty years.  In 2012, Mr. Kaplan became a trustee of the Lehman Brothers Plan Holding Trust. Previously, he served as a member of the board of directors of SAirGroup Finance (USA) Inc., a subsidiary of SAirGroup that had publicly issued debt securities, Trans World Airlines, Inc. and Kitty Hawk, Inc. Among his business and civic involvements, Mr. Kaplan currently serves on the boards of directors of a number of private companies and has been active for many years on the Boards of Trustees and various board committees of The Children’s Museum of Manhattan and JBI International (formerly The Jewish Braille Institute of America). Mr. Kaplan graduated from Columbia College and holds a Juris Doctor from Harvard Law School. Among other experience, qualifications, attributes and skills, Mr. Kaplan’s experience in a broad range of corporate and securities matters and service as a director of public companies led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Steven W. Lefkowitz has been a director of CorMedix since August 2011. He also served as our acting Chief Financial Officer from August 2013 to July 2014.  Mr. Lefkowitz has been the President and Founder of Wade Capital Corporation Money Purchase Plan, a financial advisory services company, since June 1990.  Mr. Lefkowitz also serves as a director in both publicly traded and privately held companies.  Mr. Lefkowitz has been a director of Franklin Credit Management Corporation, formerly known as Franklin Credit Holding Corporation, a public specialty consumer finance company since 1996, a director of AIS, RE., a privately held reinsurance company since 2001, and a director and chairman of the board of MedConx, Inc., a privately held medical devices connector company since 2007.  Mr. Lefkowitz received his A.B. from Dartmouth College in 1977 and his M.B.A. from Columbia University in 1985.  Among other experience, qualifications, attributes and skills, Mr. Lefkowitz’s financial expertise with development stage biotechnology companies led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Taunia Markvicka PharmD, MBA became a director of CorMedix in April 2014.  Most recently, she was Senior Vice President, Chief Commercial Officer at Pacira Pharmaceuticals (Nasdaq: PCRX), a position she held since January 2014 to February 2016, prior to which she served as Vice President, Commercial of Pacira, beginning in November 2010, and where she first began working in 2008.  Ms. Markvicka has a strong commercial and clinical background, and has extensive experience in managing a product strategy from development to commercialization. She has been responsible for all facets of commercialization, market analysis, pre-launch planning, forecasts, budgets and launches.  She has held leadership roles at Stack Pharma, The Medicines Company, Watson Pharmaceuticals, and Sandoz Pharmaceuticals (now Novartis). Among other experience, qualifications, attributes and skills, Ms. Markvicka’s commercial and marketing expertise with pharmaceutical companies led to the conclusion of our Board that she should serve as a director of our company in light of our business and structure.

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

Antony E. Pfaffle, M.D. was appointed as our interim Chief Scientific Officer effective January 1, 2013, and became our Chief Scientific Officer in July 2014. Dr. Pfaffle currently serves on our Board of Directors, a position he has held February 2007. Dr. Pfaffle has been Director of Healthcare Research at Bearing Circle Capital, L.P., an investment fund, since May 2007. Dr. Pfaffle is an Advisory Medical Director for ParagonRx, an Inventiv Company specializing in drug and device risk evaluation and mitigation. He was a Managing Director at Paramount BioCapital, Inc. and Senior Vice-President of Business Development at Paramount BioSciences, LLC from December 2005 to May 2007. Dr. Pfaffle was a Principal and Founder of Black Diamond Research, an investment research company, from July 2001 to December 2005. Dr. Pfaffle is an internist who practiced nephrology at New York Hospital-Weill Cornell Medical Center, Lenox Hill Hospital and Memorial Sloan-Kettering Cancer Center. Dr. Pfaffle received his M.D. from New York Medical College in 1989.

Cora M. Tellez joined the Board of CorMedix in April 2014. She is currently President and CEO of Sterling HSA, a company she founded in 2004.  Mr. Tellez has 25 years of management experience in health care finance and delivery.  Prior to founding Sterling HSA, Ms. Tellez was President of the Health Plans division of Health Net, Inc., an insurance provider that operated in seven states and achieved revenue of $8 billion from health plans.  She has also served as President of Prudential’s western health operations, CEO of Blue Shield of California, Bay Region and Regional Manager for Kaiser Permanente of Hawaii.  She serves on the boards of HMS Holdings, Inc. (NASDAQ:HMSY) and Pacific Premier Bancorp Inc. (NASDAQ:PPBI).  She previously served as a former board director of Crescent Healthcare, Bank of Hawaii, Glendale Federal Bank, Cal Fed Bank, Catellus Development Company, First Consulting Group and Practice Fusion. Among other experience, qualifications, attributes and skills, Ms. Tellez’s business experience in the healthcare industry, and her service as a director of a public company, led to the conclusion of our Board that she should serve as a director of our company in light of our business and structure.

Selection of Nominees for our Board of Directors

To be considered as a director nominee, an individual must have, among other attributes: high personal and professional ethics, integrity and values; commitment to our company and its stockholders; an inquisitive and objective perspective and mature judgment; availability to perform all Board and committee responsibilities; and independence. In addition to these minimum requirements, the Nominating and Governance Committee will also evaluate whether the nominee’s skills are complementary to the existing directors’ skills and the Board’s need for operational, management, financial, international, industry-specific or other expertise. We do not have a specific written policy with regard to the consideration of diversity in identifying director nominees. We focus on identifying nominees with experience, qualifications, attributes and skills to work with the other directors to serve the long-term interests of our stockholders. All those matters being equal, we do and will consider diversity a positive additional characteristic in potential nominees.

The Nominating and Governance Committee invites Board members to submit nominations for director. In addition to candidates submitted by Board members, director nominees recommended by stockholders will be considered. All nominees are evaluated by the Nominating and Governance Committee to determine whether they meet the minimum qualifications and whether they will satisfy the Board’s needs for specific expertise at that time. The Committee recommends to the full Board nominees for election as directors at our annual meeting of stockholders.

A stockholder entitled to vote in the election of directors may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder’s intent to make such nomination or nominations has been delivered to our Corporate Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the prior year’s annual meeting. In the event that the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary date of the prior year’s annual meeting, the stockholder notice must be given not more than 120 days nor less than the later of 90 days prior to the date of the annual meeting or, if it is later, the 10th day following the date on which the date of the annual meeting is first publicly announced or disclosed by us.

A stockholder’s notice must set forth: (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such stockholder, as they appear on our books, and of such beneficial owner, and (ii) the class and number of shares of our company that are owned beneficially and of record by such stockholder and such beneficial owner; and (d) any additional information reasonably requested by the Board.

Notwithstanding anything in the previous paragraph to the contrary, in the event that the number of directors to be elected to the Board is increased and there is no public announcement by us naming all of the nominees for director or specifying the size of the increased Board at least 70 days prior to the first anniversary of the preceding year’s annual meeting, a stockholder’s notice required by the Bylaws will also be considered timely, but only with respect to nominees for any new positions created by such increase, if it is delivered to our Corporate Secretary at our principal executive offices not later than the close of business on the 10th day following the day on which such public announcement is first made by us.

The chairman of the meeting has the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in the Bylaws and, if any proposed nomination or business is not in compliance with the Bylaws, to declare that such defective proposal or nomination will be disregarded.

Board Committees

Our Board has established an Executive Committee, Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Executive Committee currently consists of Mr. George, Ms. Markvicka, Mr. Milby and Ms. Tellez. Our Audit Committee currently consists of Ms. Dillione (Chair), Mr. Duffy, Ms. Markvicka and Ms. Tellez.  Our Compensation Committee currently consists of Ms. Markvicka (Chair), Ms. Dillione, Mr. Duffy, Mr. George and Mr. Lefkowitz.  Our Nominating and Governance Committee currently consists of Mr. George (Chair), Ms. Dillione, Ms. Markvicka and Ms. Tellez.

Each of the above-referenced committees operates pursuant to a formal written charter.  The charters for each committee, which have been adopted by our Board, contain a detailed description of the respective committee’s duties and responsibilities and are available on our website at www.cormedix.com under the “Investor Relations—Corporate Governance” tab.

Audit Committee

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

The Board has determined that each of Ms. Dillione, Mr. Duffy and Ms. Tellez qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of Ms. Dillione, Mr. Duffy and Ms. Tellez as an “audit committee financial expert” does not impose on them any duties, obligations or liability that are greater than those that are generally imposed on them as a member of the Audit Committee and the Board, and their designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Compensation Committee

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

Each member of the Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Nominating and Governance Committee

The Nominating and Governance Committee identifies, evaluates and recommends nominees to the Board and committees of the Board, conducts searches for appropriate directors and evaluates the performance of the Board and of individual directors. The Nominating and Governance Committee also is responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to the Board concerning corporate governance matters.

Executive Officers

The following table sets forth information concerning our executive officers:

Name	Age	Position(s) with CorMedix
Randy Milby	62	Chief Executive Officer
Antony E. Pfaffle, M.D.	52	Chief Scientific Officer
James Altland	67	Interim Chief Financial Officer

See the biographies for Randy Milby and Antony E. Pfaffle under “Directors.”

James Altland was hired by us on a contract basis in October 2015 to serve as our Interim Chief Financial Officer.  Prior to his engagement with us, Mr. Altland served from February 2007 to May 2014 as Senior Vice President of Finance and Corporate Development of Onconova Therapeutics, Inc., a pharmaceutical company headquartered in Newtown, Pennsylvania. Before joining Onconova, Mr. Altland was a Partner with Tatum, a leading professional and interim services firm headquartered in New York, New York.  Mr. Altland received his B.S. in Accounting in 1971 from the University of Akron.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2015, with the exception of two Forms 4 for each of Cora Tellez and Michael George to report the election to defer the receipt of cash compensation for directors fees, which reports were due on February 16, 2015 and May 17, 2015, and were filed on June 24, 2015.

Item 11.	Executive Compensation

Director Compensation in Fiscal 2015

The following table shows the compensation earned by each non-employee director of our company for the year ended December 31, 2015.

Name	Fees Earned ($)		Option Awards (1) (2) ($)	Total ($)
Cora Tellez	$34,008	(3)	201,800	235,808
Michael W. George	30,000	(3)	201,800	231,800
Taunia Markvicka	30,000		201,800	231,800
Steven Lefkowitz	25,000		201,800	226,800
Matthew P. Duffy	25,000	(3)	201,800	226,800
Janet M. Dillione(4)	11,046	(3)	108,751	119,797

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

(2)
As of December 31, 2015, the number of shares underlying options held by each non-employee director was as follows: 80,000 shares for Ms. Tellez; 95,000 shares for Mr. George; 80,000 shares for Ms. Markvicka; 475,000 shares for Mr. Duffy; 610,000 shares for Mr. Lefkowitz; and 50,000 shares for Ms. Dillione.

(3)
Includes fees of $34,008 for Ms. Tellez, $30,000 for Mr. George, $10,639 for Ms. Dillone and $4,552 for Mr. Duffy that were deferred. See “Directors Compensation Plan” below for a description of the deferral plan pursuant to which the deferrals were made.

(4)	Ms. Dillione became a director on August 6, 2015.

Director Compensation Plan

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

In February 2016, we increased the annual equity compensation for non-employee directors as follows: 75,000 options for a Board member, 100,000 for the Board chair, 95,000 options for the Audit Committee chair, and 90,000 options for other Committee chairs.

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

EXECUTIVE COMPENSATION

Overview

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer, who are our only executive officers and who we refer to as our Named Executive Officers. Our Board has delegated responsibility for creating and reviewing the compensation of our entire senior management team, including our Named Executive Officers, to the Compensation Committee of our Board. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, to administer our equity incentive plans and to review and make recommendations to our Board, generally on an annual basis, regarding all compensation decisions for our Named Executive Officers.

The Chief Executive Officer attends Compensation Committee meetings by invitation to provide input with respect to compensation and performance assessments of executive officers.

COMPENSATION DISCUSSION AND ANALYSYS

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

Setting Executive Compensation

The Compensation Committee oversees the design, development and implementation of the compensation program for the Chief Executive Officer and the other Named Executive Officers. The Compensation Committee evaluates the performance of the Chief Executive Officer and determines the Chief Executive Officer’s compensation in light of the goals and objectives of the compensation program. The Chief Executive Officer and the Compensation Committee together assess the performance of the other Named Executive Officers and determine their compensation, based on initial recommendations from the Chief Executive Officer. Our Chief Executive Officer provided the Compensation Committee with a detailed review of the performance of the other Named Executive Officers and made recommendations to the Compensation Committee with respect to the compensation packages for those officers for 2015.

The other Named Executive Officers do not play a role in their own compensation determination, other than discussing individual performance objectives and results with the Chief Executive Officer.

In 2015, the Compensation Committee engaged an independent compensation consultant to assist with establishing compensation levels for all employees, including our Named Executive Officers. In the future, we, or the Compensation Committee, may again engage or seek the advice of a compensation consultant. The Compensation Committee did not use any benchmarking to establish executive compensation in 2015, although we did purchase compensation data for the life sciences industry from a nationally recognized firm. Because this data was for the entire life sciences industry, and generally contains data from larger companies, the Compensation Committee used the 25th percentile of the data to assist in establishing executive as well as all employee compensation for 2015. The Compensation Committee also used this data in various combinations in an effort to establish compensation that reflects our particular facts and circumstances.

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

In 2015, our stockholders approved, on an advisory basis, the executive compensation paid in 2014, and the Compensation Committee did and will continue to consider such future votes in our compensation-setting practices. In the future, the Compensation Committee intends to use information and advice it acquires, the result of the say-on-pay vote, as well as information gathered by the Committee as it has done in the past, to guide our policies and procedures relating to executive compensation.

Based on these overall objectives and philosophy, the Compensation Committee has designed an executive compensation program that generally seeks to bring base salaries and total executive compensation in line with the companies at a similar stage of clinical development represented in the compensation data we review. Our program allows the Compensation Committee to determine each component of an executive’s compensation based on a number of factors, including (a) the executive’s overall experience and skills (with an emphasis on particular industry experience), (b) the executive’s position and responsibilities in comparison to other executives at the company, (c) individual performance, and (d) the demand within our market for the executive’s skills relative to other executives in our industry.

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

The base salary information for our Named Executive Officers for 2015 is set forth in the Summary Compensation Table below. In May 2014, we entered into an employment agreement with our Chief Executive Officer, Randy Milby, which we amended in August 2015. In July 2014, we entered into a letter agreement with each of Dr. Anthony Pfaffle, our Chief Scientific Officer, and Harry O’Grady, our former Chief Financial Officer that provides terms of employment. In April 2016, we entered into a new employment agreement with Dr. Pfaffle. These agreements provide for a salary for each officer and are described under the caption “Employment Agreements and Arrangements.”

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

Pursuant to their respective agreements, Mr. Milby is entitled to an annual target cash bonus opportunity of up to 100% of his salary, Dr. Pfaffle up to 30% (subject to increase depending on performance), and Mr. O’Grady was eligible for up to 40%. For 2015, the Board established for Mr. Milby a bonus of up to 100% of her salary and bonuses of 40% for each of Dr. Pfaffle and M. O’Grady. The performance goals generally were determined by our Compensation Committee in the first quarter of the calendar year but the actual bonuses are determined after the year’s end to assess achievement of the goals. Additionally, the Board or the Compensation Committee may increase or decrease a Named Executive Officer’s bonus payment (above or below the target) based on its assessment of our company’s and the Named Executive Officer’s individual performance during the year. Each Named Executive Officer's potential bonus was developed taking into account his respective area of responsibility. For 2015, annual bonuses were based on achievement of company goals related to EBITDA and net income for Mr. Milby, clinical and regulatory development of Neutrolin for Dr. Pfaffle, and financing, cost controls, internal control matters and financial performance for Mr. O’Grady. Overall, EBITDA, clinical, regulatory, financing and auditing goals were met in 2015, but net income and other company performance goals were not, such that Mr. Milby met 50% of his overall goals, Dr. Pfaffle met 75% and Mr. O’Grady met 80%.

Long-Term Incentive Equity Awards

We believe that long-term performance is achieved through an ownership culture that encourages high performance by our Named Executive Officers through the use of stock-based awards. Our 2006 Stock Plan and 2013 Stock Plan were each established to provide our employees, including our Named Executive Officers, with incentives to help align employees’ interests with the interests of our stockholders. Effective upon the approval by our stockholders of our 2013 Stock Plan, we are no longer able to issue any award under the 2006 Stock Plan. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Compensation Committee has used restricted stock in the past and may in the future utilize restricted stock as part of our long-term incentive program. We have selected the Black-Scholes method of valuation for share-based compensation. Due to the early stage of our business and our desire to preserve cash, we expect to provide a greater portion of total compensation to our Named Executive Officers through stock options and restricted stock grants than through cash-based compensation. The Compensation Committee generally oversees the administration of our 2006 Stock Plan and our 2013 Stock Plan.

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

Restricted Stock

Our 2013 Stock Plan (and formerly our 2006 Stock Plan) authorizes us to grant restricted stock. No restricted stock grants were awarded during 2013, 2014 or 2015. In order to implement our long-term incentive goals, we may grant shares of restricted stock in the future.

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

Employment Agreements and Arrangements

On May 9, 2014, we entered into an employment agreement, effective March 31, 2014, with our Chief Executive Officer, Randy Milby. Unless renewed pursuant to the terms thereof, the agreement will expire on April 30, 2016. Pursuant to the agreement, we must use best efforts to cause Mr. Milby to be elected as a member of our Board of Directors and we must include him in the management slate for election as a director at every stockholders meeting during the term of the agreement at which his term as a director would otherwise expire. Mr. Milby will not receive additional compensation for his services as a member of our Board of Directors.

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

On August 3, 2015, we entered into a Release of Claims and Severance Modification with Mr. Milby due to the anticipated termination of Mr. Milby’s employment. In exchange for the release of various claims by Mr. Milby against our company, including claims related to his employment with us and the termination of same and claims for additional compensation or benefits other than the compensation and benefits set forth in his employment agreement, we agreed to amend Mr. Milby’s employment agreement to specify that Mr. Milby may not compete against the Company by engaging in any business involving the development or commercialization of (i) a preventive anti-infective product that would be a direct competitor of Neutrolin or (ii) a product containing taurolodine. The non-compete term did not change and remains at 12 months following termination of his employment. The employment agreement was also amended to allow Mr. Milby a period in which to exercise all vested options and warrants until the later of 60 months following the termination date of his employment or 60 months following the date on which his service on the Company’s Board of Directors ends, provided in no event shall he be able to exercise after the respective expiration date of any stock option award.

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

On July 21, 2014, we entered into a letter agreement with each of our Chief Scientific Officer, Dr. Antony Pfaffle, and our former Chief Financial Officer, Harry O’Grady. Pursuant to their respective agreements, we agreed to pay a base salary of $230,000 to Mr. O’Grady and $200,000 to Dr. Pfaffle. Additionally, we agreed to review each of Mr. O’Grady and Dr. Pfaffle’s (each, an “Executive”) salary in early 2015 with the goal of achieving market value for a CFO or CSO, respectively, with such Executive’s experience operating in a company of similar size and with revenue similar to ours, but in any event not less than $230,000 and $200,000, respectively. Mr. O’Grady was eligible to participate in the Short Term Incentive Plan (STIP) beginning January 1, 2015, with a target award opportunity equal to 40% of his base salary. Dr. Pfaffle was eligible to participate in the STIP beginning on his employment date. His 2015 target award opportunity is equal to 30% of his base salary, subject to increase depending on performance. Mr. O’Grady resigned on October 7, 2015. Mr. O’Grady did not receive any severance or additional benefits in connection with his resignation.

On April 18, 2016, we entered into a new employment agreement, effective February 22, 2016, with Dr. Pfaffle that changed the terms of his employment. Unless renewed, the agreement will expire on February 21, 2018. In exchange for his service as our Chief Scientific Officer, Dr. Pfaffle will receive an annual base salary of $280,000.00. Dr. Pfaffle will be eligible for an annual bonus, which may equal up to 50% of his base salary then in effect, as determined by our Board or compensation committee. In determining such bonus, our Board or compensation committee will take into consideration the achievement of specified company objectives, predetermined by the Board, and specified personal objectives, predetermined by the Board and Dr. Pfaffle. He is also eligible to participate in all employee benefits available to our senior executives from time-to-time, is eligible for up to four weeks of paid vacation per year and may be reimbursed for specified business-related expenses.

Upon a Change of Control of our company (as defined in the agreement), all shares of our company’s restricted stock and all unvested options to purchase shares of our capital stock then held by Dr. Pfaffle will be accelerated and deemed to have vested as of the date of such Change of Control.

If we terminate Dr. Pfaffle’s employment for cause (as defined in the agreement), he will be entitled to receive only the accrued compensation due to him as of the date of such termination, all shares of restricted stock then held by him will be forfeited to us as of such date, and all unexercised options to purchase shares of our capital stock, whether or not vested, will immediately terminate. If Dr. Pfaffle resigns for other than good reason (as defined in the agreement) or if we terminate his employment by providing notice of nonrenewal at least 60 days before the agreement is set to expire, he will be entitled only to payment of his accrued compensation as of such date.

If we terminate Dr. Pfaffle’s employment other than for cause (as defined in the agreement), death or disability, other than by notice of nonrenewal, or if Dr. Pfaffle resigns for good reason (as defined in the agreement), he will receive the following benefits: (i) we will continue to pay his base salary and benefits for a period of 12 months following the effective date of the termination of his employment; (ii) if Dr. Pfaffle timely elects continued health insurance coverage under COBRA, then we will pay the entire premium necessary to continue such coverage for Dr. Pfaffle and his eligible dependents until the conclusion of the time when he is receiving continuation of base salary payments or until he becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of Dr. Pfaffle and instead pay him a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of the COBRA premiums is or may be discriminatory under Section 105(h) of the Internal Revenue Code of 1986, as amended; (iii) we will provide such other or additional benefits, if any, as may be provided under our applicable employee benefit plans, programs and/or arrangements; and (iv) all equity grants of any kind, including restricted shares and unvested stock options held by Dr. Pfaffle, will be accelerated and deemed to have vested as of the termination date.

If Dr. Pfaffle’s employment is terminated as a result of his death or disability, we will shall pay him or his estate, as applicable, his base salary through the date which is the sooner of the end of the agreement’s term or 180 days after his death or disability, and such other or additional benefits, if any, as may be provided under our applicable employee benefit plans, programs and/or arrangements. All shares of our stock that are subject to vesting and all options that are scheduled to vest on or before the next succeeding anniversary of the effective date of the agreement will be accelerated and deemed to have vested as of the termination date. All such restricted shares and options that have not vested (or been deemed pursuant to the immediately preceding sentence to have vested) as of the date of termination shall be forfeited.

During the term of the agreement and the 12-month period immediately following his separation from employment for any reason, Dr. Pfaffle is prohibited from engaging in any business involving the development or commercialization of a preventive anti-infective product that would be a direct competitor of Neutrolin or a product containing taurolidine within the United States and the European Union.

We have engaged James Altland, our interim Chief Financial officer, pursuant to a contract with a third-party agency. As a result, Mr. Altland is not an employee and is not eligible for our employment benefits, including any as a Named Executive Officer.

Tax and Accounting Considerations

U.S. federal income tax generally limits the tax deductibility of compensation we pay to our Named Executive Officers to $1.0 million in the year the compensation becomes taxable to the executive officers. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct amounts of compensation from time to time. Accounting rules require us to expense the cost of our stock option grants. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.

Pension Benefits

We do not maintain any qualified or non-qualified defined benefit plans. As a result, none of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in our have account balances in nonqualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Named Executive Officers in the years ended December 31, 2015, 2014 and 2013:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Randy Milby (2)	2015	300,000	269,025	150,000	4,715	(7)	723,740
Chief Executive Officer	2014	287,500	147,500	--	--		435,000
	2013	223,500	147,500	--	--		435,000
Antony E. Pfaffle (3)	2015	250,000	269,025	75,000	6,694	(7)	600,719
Chief Scientific Officer	2014	219,800	356,550	30,000	16,928	(4)	623,728
	2013	120,000	154,770	--	37,500	(4)	312,270
Harry O’Grady (5)	2015	182,968	--	73,600	3,637	(7)	260,205
Chief Financial Officer	2014	103,795	111,000	--	--		214,795
	2013	--	--	--	--		--
James Altland (6)	2015	60,666	--	--	--		60,666
Interim Chief Financial Officer	2014	--	--	--	--		--
	2013	--	--	--	--		--

(1)
The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the Named Executive Officers upon option exercise.

(2)	Mr. Milby became our Chief Executive Officer on January 1, 2013, but was a consultant until becoming an employee on April 1, 2013. The amount of salary reported for 2013 includes $36,000 paid in consulting fees to MW Bridges LLC, of which Mr. Milby is Managing Partner.

(3)	Dr. Pfaffle became our Acting Chief Scientific Officer on January 1, 2013 and our Chief Scientific Officer effective July 1, 2014.

(4)	Consists of director fees.

(5)	Mr. O’Grady resigned as our Chief Financial Officer effective October 20, 2015.

(6)	Mr. Altland was appointed as our Interim Chief Financial Officer effective October 26, 2015. He serves pursuant to a contract arrangement with a third party agency.

(7)	Consists of health benefits.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards made to our Named Executive Officers in 2015. The only plan-based awards granted were stock options; no non-equity awards were granted. All stock options granted to our Named Executive Officers are incentive stock options, to the extent permissible under the Internal Revenue Code. The exercise price per share of each stock option granted to our Named Executive Officers was equal to the fair market value of our common stock as determined in good faith by our Board on the date of the grant. All stock options listed below were granted under our 2013 Stock Plan.

Name	Grant date	Number of securities underlying options (1) (#)	Exercise or Base price of option awards ($/Sh)	Grant date fair value of stock and option awards (2) ($)
Randy Milby	2/24/2015	75,000	5.00	269,025
Antony E. Pfaffle	2/24/2015	75,000	5.00	269,025
Harry O’Grady	--	--	--	--
James Altland	--	--	--	--
_______________
(1)
The Named Executive Officers were each granted the number of options provided next to their names in the table. The option grants to each Named Executive Officer vests according to the following schedule: The options to Mr. Milby and Mr. Pfaffle vested 100% on the grant date.

(2)	The grant date fair value of the restricted stock and option awards is calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End 2015

The following table contains certain information concerning unexercised options for the Named Executive Officers as of December 31, 2015.

Name	Number of Shares Underlying Unexercised Options (#) – Exercisable	Number of Shares Underlying Unexercised Options (#) – Unexercisable	Option Exercise Price ($)	Option Expiration Date
Randy Milby	50,000	--	0.29	5/14/2022
	100,000	--	0.68	12/05/2022
	437,500	--	0.90	3/20/2023
	100,000	--	2.02	1/09/2024
	75,000	--	5.00	2/24/2025

Antony E. Pfaffle	20,000	--	3.125	3/30/2020
	30,000	--	2.10	1/14/2022
	250,000	--	0.68	12/05/2022
	175,000	--	0.90	3/20/2023
	100,000	--	2.02	1/09/2024
	30,000	--	2.02	1/09/2024
	100,000	--	2.27	4/01/2024
	75,000	--	5.00	2/24/2025

Harry O’Grady(1)	50,000	--	1.80	1/17/2016

James Altland	--	--	--	--
________________
(1)	Mr. O’Grady resigned effective October 20, 2015, which set the expiration date for all of his options at January 17, 2016, all of which he exercised in January 2016.

Option Exercises

The following table sets forth information on the aggregate number and value of all options exercised by the Named Executive Officers in 2015.

Option Exercises in Fiscal 2015

Option awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)
Randy Milby	--	--
Antony E. Pfaffle	30,000	182,350
Harry O’Grady	--	--
James Altland	--	--
_______________
(1)
The aggregate value realized equals the difference between the fair market value of the shares acquired, based on the closing sale price, if any, or closing bid price per share of our common stock on the NYSE MKT on the date of exercise, and the exercise price for the underlying stock options.

Option Repricings

We did not engage in any repricings or other modifications to any of our Named Executive Officers’ outstanding options during the year ended December 31, 2015.

Potential Payments on Change of Control

See the discussion of the employment agreement and arrangement we have with Randy Milby and Antony Pfaffle under the heading “Employment Agreement and Arrangements”. If the severance payments called for in our agreement for Mr. Milby and Dr. Pfaffle had been triggered on December 31, 2015, we would have been obligated to make the following payments:

Name	Cash Payment ($ per month) and (# of months paid)		Benefits ($ per month) and (# of months paid)		Number of Options (# that would vest) and ($ market value) (1)
Randy Milby	$25,000	12 mos	$1,572	12 mos	762,500	$717,375

Antony E. Pfaffle	$20,833	12 mos	$2,231	12 mos	780,000	$536,550
_______________
(1)
The market value equals the difference the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the NYSE MKT on December 31, 2015, which was $2.03, and the exercise prices for the underlying stock options.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the CD&A contained in this proxy statement with management and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this proxy statement.

Submitted by: THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Taunia Markvicka, Chair
Janet M. Dillione
Matthew Duffy
Michael George
Steven W. Lefkowitz

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Markvicka (Chairman), Mr. Duffy and Mr. George served as members of our Compensation Committee during all of 2015; Ms. Dillione joined the Committee in August 2015, and Mr. Lefkowitz joined in October 2015. None of these individuals was at any time during 2015 or at any other time thereafter an officer or employee of our company. Mr. Milby, our Chief Executive Officer, participated in discussions regarding salaries and incentive compensation for all of our executive officers, except he was and is excluded from discussions regarding his own salary and incentive stock compensation. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number of shares of our common stock beneficially owned as of March 31, 2016 by:

●	each person known by us to own beneficially more than 5% of the outstanding shares of our common stock;
●	each director and nominee for director;
●	each of our executive officers named in the Summary Compensation Table below (the “Named Executive Officers”); and
●	all of our current directors and executive officers as a group.

This table is based upon the information supplied by our Named Executive Officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown, and their address is c/o CorMedix Inc., 1430 U.S. Highway 206, Suite 200, Bedminster, New Jersey 07921. As of March 31, 2016, we had 36,138,323 shares of common stock outstanding. Beneficial ownership in each case also includes shares issuable upon exercise of outstanding options that can be exercised within 60 days after March 31, 2016 for purposes of computing the percentage of common stock owned by the person named. Options owned by a person are not included for purposes of computing the percentage owned by any other person.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders
Elliott Associates, L.P. (2)	3,720,730	9.9
Directors and Named Executive Officers:
James Altland	0	*
Janet M. Dillione (3)	16,667	*
Matthew P. Duffy (4)	553,223	1.5
Michael W. George (5)	95,000	*
Steven W. Lefkowitz (6)	994,640	2.7
Myron Kaplan	--	*
Taunia Markvicka (7)	84,000	*
Randy Milby (8)	1,453,269	3.9
Antony E. Pfaffle, M.D. (9)	780,000	2.1
Cora Tellez (10)	168,386	*
All executive officers and directors as a group (10 persons) (11)	4,145,185	10.4
* Less than 1%

(1)
Based upon 36,138,323 shares of our common stock outstanding on March 31, 2016 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 31, 2016.

(2)
Due to the Ownership Limitation (as defined below), Elliott Associates, L.P. (“Elliott Associates”) may be deemed the beneficial owner of 3,720,730 shares of our common stock through securities held by it and by Manchester Securities Corp., a wholly-owned subsidiary of Elliott Associates (“Manchester”), and Elliott International, L.P., a wholly-owned subsidiary of Elliott Associates (“Elliott International”). Notwithstanding the above, Elliott Associates beneficially holds: (i) 1,730,200 shares of our common stock held by Manchester, (ii) May 2013 warrants exercisable for 500,000 shares of our common stock, (iii) 52,500 shares of our Series C-2 non-voting convertible preferred stock convertible into 525,000 shares of our common stock, (iv) October 2013 warrants exercisable for 262,500 shares of our common stock, (v) 97,500 shares of our Series C-2 non-voting convertible preferred stock held by Elliott International convertible into 975,000 shares of our common stock, (vi) October 2013 warrants held by Elliott International exercisable for 487,500 shares of our common stock, (vii) 73,962 shares of our Series D non-voting convertible preferred stock held by Manchester convertible into 1,479,240 shares of our common stock, (viii) 89,623 shares of our Series E non-voting convertible preferred stock held by Manchester convertible into 1,959,759 shares of our common stock and (ix) March 2015 warrants held by Manchester Securities Corp. exercisable for 200,000 shares of our common stock (the May 2013 warrants, the October 2013 warrants and the March 2105 warrants shall collectively be referred to herein as the “Convertible Securities”). However, in accordance with Rule 13d-4 under the Exchange Act, the number of shares of our common stock into which the Convertible Securities are convertible or exercisable, as applicable, are limited pursuant to the terms of the Convertible Securities to that number of shares of our common stock which would result in Elliott Associates having aggregate beneficial ownership of, with respect to the May 2013 warrants, the October 2013 warrants, the March 2015 warrants, the Series C-2 preferred stock, the Series D preferred stock and the Series E preferred stock, 9.99% of the total issued and outstanding shares of our common stock (the "Ownership Limitation"). Elliott Associates disclaims beneficial ownership of any and all shares of our common stock issuable upon any conversion or exercise of the Convertible Securities if such conversion or exercise would cause Elliott Associates’ aggregate beneficial ownership to exceed or remain above the applicable Ownership Limitation (as is currently the case). Therefore, Elliott Associates disclaims beneficial ownership of any shares of our common stock issuable upon any conversion or exercise of the May 2013 warrants, the October 2013 warrants, the Series C-2 preferred stock, the Series D preferred stock and the Series E preferred stock, which conversion of exercise would be prohibited by the ownership limitation. The business address of Elliott Associates is 40 West 57th Street, 30th Floor, New York, New York 10019. Based solely on information contained in a Schedule 13D filed with the SEC on August 11, 2015 by Elliott Associates and other information known to us.

(3)
Consists of 16,667 shares of our common stock issuable upon the exercise of stock options. Does not include an aggregate of 1,415 shares of our common stock that were deferred as director fee compensation and that are not issuable until after the individual’s cessation of service with our Board.

(4)
Consists of (i) 53,223 shares of our common stock, (ii) 475,000 shares of our common stock issuable upon exercise of stock options, and (iii) 25,000 shares of our common stock issuable upon exercise of 2012 warrants. Does not include an aggregate of 594 shares of our common stock that were deferred as director fee compensation and that are not issuable until after the individual’s cessation of service with our Board. The warrants identified in clause (iii) above prohibit conversion or exercise if after such conversion or exercise Mr. Duffy and his affiliates would beneficially own more than 4.9% of our outstanding common stock.

(5)
Consists of 95,000 shares of our common stock issuable upon exercise of stock options. Does not include an aggregate of 8,607 shares of our common stock that were deferred as director fee compensation and that are not issuable until after the individual’s cessation of service with our Board.

(6)
Consists of (i) 117,399 shares of our common stock held by Mr. Lefkowitz individually, (ii) 10,000 shares of our common stock held by Mr. Lefkowitz’s spouse, (iii) 174,741 shares of our common stock held by Wade Capital Money Purchase Plan, an entity for which Mr. Lefkowitz has voting and investment control, (iv) 580,000 shares of our common stock issuable upon exercise of stock options, (v) 45,000 shares of our common stock issuable upon conversion of 4,500 shares of our Series C-3 convertible preferred stock held by Mr. Lefkowitz individually, (vi) 30,000 shares of our common stock issuable upon conversion of 3,000 shares of our Series C-3 convertible preferred stock held by Wade Capital Money Purchase Plan, (vii) 22,500 shares of our common stock issuable upon exercise of 2014 warrants held by Mr. Lefkowitz individually, and (viii) 15,000 shares of our common stock issuable upon exercise of 2014 warrants held by Wade Capital Money Purchase Plan.

(7)	Consists of (i) 4,000 shares of our common stock, and (ii) 80,000 shares of our common stock issuable upon the exercise of stock options.
(8)
Consists of (i) 57,026 shares of common stock held by Mr. Milby, (ii) 196,243 shares of our common stock held by MW Bridges LLC, of which Mr. Milby is Managing Partner, (iii) 762,500 shares of our common stock issuable upon exercise of stock options, (iii) 62,500 shares of our common stock issuable upon exercise of 2012 warrants held by MW Bridges LLC, (iv) 237,000 shares of our common stock issuable upon conversion of 23,700 shares of our Series C-3 non-voting convertible preferred stock, (v) 13,000 shares of our common stock issuable upon conversion of 1,300 shares of our Series C-3 non-voting convertible preferred stock held by MW Bridges LLC, (vi) 118,500 shares of our common stock issuable upon exercise of 2014 warrants, and (vii) 6,500 shares of our common stock issuable upon exercise of 2014 warrants held by MW Bridges LLC.

(9)	Consists of 780,000 shares of our common stock issuable upon the exercise of stock options.
(10)
Consists of (i) 88,386 shares of our common stock, and (ii) 80,000 shares of our common stock issuable upon exercise of stock options. Does not include an aggregate of 14,962 shares of our common stock that were deferred as director fee compensation and that are not issuable until after the individual’s cessation of service with our Board.

(11)
Consists of the following held by our directors and executive officers (i) 701,018 shares of our common stock, (ii) 2,849,167 shares of our common stock issuable upon exercise of stock options, (iii) 325,000 shares of our common stock issuable upon conversion of Series C-3 convertible preferred stock, and (iv) 250,000 shares of our common stock issuable upon exercise of warrants, as referenced in footnotes 3 through 10.

The tabular disclosure regarding our equity compensation plans is found in Part II, Item 5 of the Original 10-K.

Item 13.           Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

On March 3, 2015, we entered into a backstop agreement with an existing institutional investor, Manchester Securities Corp. (“Manchester”), an affiliate of Elliott International, L.P., pursuant to which Manchester agreed to lend us, at our request, up to $4,500,000 less the dollar amount of gross proceeds received by us upon the exercise of warrants to purchase common stock issued in connection with our initial public offering on or before April 30, 2015, provided that the loan may not exceed $3,000,000. We were able to access this financing until April 30, 2015. However, the amount we received from the exercise of those warrants prior to April 30, 2015, exceeded the amount that would have allowed us to access the loan and, as a result, we could not and did not access the loan. In consideration for the backstop financing, we issued to Manchester a warrant, exercisable for five years, to purchase 200,000 shares of our common stock at a per share exercise price of $7.00, and we extended by one year to March 24, 2016, the expiration date of a warrant that Manchester holds to purchase 390,720 shares of common stock at a per share exercise price of $3.4375. We also agreed to correct erroneous wording contained in the amended and restated warrant that we issued to Manchester in September 2014 to purchase 500,000 shares of our common stock, which amendment was immaterial and did not affect the terms of the warrant. We also granted Manchester the right for as long as it or its affiliates hold any of our common stock or securities convertible into our common stock the right to appoint up to two members to our Board of Directors and/or to have up to two observers attend Board meetings in a non-voting capacity, pursuant to which Manchester appointed a director in August 2015 and another director in April 2016.. Finally, we entered into a registration rights agreement with Manchester whereby Manchester can demand that we register the shares issuable upon exercise of the new and amended warrants, and shares issuable upon conversion of the note, if issued.

On April 7, 2015, we entered into a one year agreement with a consultant to advise management with their investment banking relationships and assist in the negotiations with potential external parties, if applicable. The consultant is a member of the board of directors of Sterling HSA which was founded by Ms. Tellez, the Chairman of our Board of Directors. The arrangement called for a $30,000 retainer, a monthly fee of $6,000, and a multiple of the price per share upon a merger or acquisition or a percentage of any strategic partnership. Either party could terminate the agreement with a 30 day advance notice. Upon termination, we would be liable for any services rendered through the termination date. This agreement was terminated at the end of August 2015.

Procedures for Review and Approval of Transactions with Related Persons

Pursuant to the Audit Committee Charter, the Audit Committee is responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties. Our policies and procedures for review and approval of transactions with related persons are in writing in our Code of Conduct and Ethics available on our website at www.cormedix.com under the “Investor Relations—Corporate Governance” tab.

Director Independence

Our Board has undertaken a review of the independence of our directors and has determined that all current directors except Randy Milby and Anthony Pfaffle are independent within the meaning of Section 803A(2) of the NYSE MKT Rules and that Ms. Dillione, Mr. Duffy, Mr. Kaplan, Ms. Markvicka and Ms. Tellez meet the additional test for independence for audit committee members imposed by SEC regulation and Section 803B(2) of the NYSE MKT Rules. The members of our Compensation Committee and Nominating and Governance Committee are all independent within the meaning of Section 805(c) of the NYSE MKT Rules.

Item 14.           Principal Accountant Fees and Services

The following table sets forth fees billed to us by Friedman LLP, our independent registered public accounting firm for the years ended December 31, 2015 and 2014, and by CohnReznick LLP, our former independent registered public accounting firm, for services relating to: auditing our annual financial statements; reviewing our financial statements included in our quarterly reports on Form 10-Q; reviewing registration statements in connection with Forms S-3 filed during 2014 and 2015; financing activities in 2014 and 2015; and services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	2015	2014
Audit Fees
Friedman LLP	$181,000	$87,500
CohnReznick LLP	--	67,500
Audit Related Fees
Friedman LLP	$20,250	$46,650
CohnReznick LLP	85,000	80,102
Tax Fees
Friedman LLP	$11,500	13,500
CohnReznick LLP	--	16,000
All Other Fees
Friedman LLP	$--	$--
CohnReznick LLP
Total	$297,750	$311,252

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving in advance any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by our independent registered public accounting firm. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC.  All services performed by our independent registered public accounting firm during 2015 were pre-approved by the Audit Committee.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

(a)           List of documents filed as part of this report:

1.           Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon have been filed under Item 8 hereof.

2.           Financial Statement Schedules:

None.

3.           Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Form of Amended and Restated Bylaws.	S-1/A	3/02/2010	3.4
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.4	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.5	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.6	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.7	Certificate of Amendment to Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.10
3.8	Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.6
3.9	Certificate of Amendment to Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.11
3.10	Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.9
3.11	Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 4, 2013.	8-K	10/23/2013	3.7
3.12	Certificate of Amendment to Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.12

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.13	Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.8
3.14	Certificate of Amendment to Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.13
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Stockholder Agreement, dated as of January 30, 2008, between CorMedix Inc. and ND Partners LLC.	S-1	11/25/2009	4.7
4.3	Form of Registration Rights Agreement.	10-Q	11/13/2012	4.5
4.4	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.5	Form of Warrant issued on May 30, 2013.	8-K	5/24/2013	4.20
4.6	Form of Warrant issued on July 30, 2013.	8-K	7/26/2013	4.21
4.7	Form of Warrant issued on October 22, 2013.	8-K	10/18/2013	4.22
4.8	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.9	Form of Warrant issued on March 10, 2014.	8-K	3/05/2014	4.24
4.10	Form of Warrant issued on March 3, 2015.	8-K	3/04/2015	4.1
4.11	Amended and Restated Warrant originally issued May 30, 2013.	8-K	3/04/2015	4.3
4.12	Amended and Restated Warrant originally issued March 24, 2010.	8-K	3/04/2015	4.2
4.13	Form of Convertible Note.	8-K	3/04/2015	4.4
4.14	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	3/04/2015	4.5
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/31/2009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6
10.3*	Exclusive License and Consulting Agreement, dated as of January 30, 2008, between the Company and Hans-Dietrich Polaschegg.	S-1/A	3/01/2010	10.7
10.4	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.5*	Supply Agreement, dated as of December 7, 2009, between the Company and Navinta, LLC.	8-K	2/06/2015	10.1
10.6*	Manufacture and Development Agreement, dated as of March 5, 2007, by and between the Company and Emcure Pharmaceuticals USA, Inc.	S-1/A	12/31/2009	10.14
10.7	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.8	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.9	Subscription Agreement by and between the Company and certain accredited investors (with attached schedule of parties thereto).	8-K	11/15/2012	10.1
10.10	Agreement for Work on Pharmaceutical Advertising dated January 10, 2013 by and between MKM Co-Pharma GmbH and CorMedix Inc.	8-K	1/16/2013	10.22
10.11	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.12	Form of Securities Purchase Agreement, dated January 7, 2014, between CorMedix Inc. and the investors named therein.	8-K	1/09/2014	10.36

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.13	Backstop Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	3/04/2015	10.1
10.14	Amendment No. 2, dated as of March 10, 2015, to Taurolodine Supply Agreement.*	10-Q	5/07/2015	10.1
10.15	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.16	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.	10-K	3/15/2015	10.16
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/15/2015	23.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/15/2015	32.1
101	The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2015 and 2014, (ii) Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014, (iv) Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (v) Notes to the Financial Statements.**	10-K	3/15/2015	101

_____________

*	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.
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

CORMEDIX INC.

April 29, 2016	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)