Form 10-Q
period 2016-03-31
CorMedix Inc.
filed 2016-05-10
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock, as of May 6, 2016 was 36,218,323.

CORMEDIX INC. AND SUBSIDIARY

i

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$13,184,776	$11,817,418
Restricted cash	171,553	171,553
Short-term investments	17,043,990	23,568,386
Trade receivables	344,727	315,771
Inventories, net	333,873	376,569
Prepaid research and development expenses	2,171,689	430,162
Other prepaid expenses and current assets	319,198	379,004
Total current assets	33,569,806	37,058,863
Property and equipment, net	34,777	37,866
Security deposit	5,000	5,000
TOTAL ASSETS	$33,609,583	$37,101,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,581,417	$1,709,397
Accrued expenses	1,346,925	1,221,557
Deferred revenue	135,407	130,409
Total current liabilities	3,063,749	3,061,363
Deferred revenue, long-term	26,622	28,878
TOTAL LIABILITIES	3,090,371	3,090,241

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 450,085 shares issued and outstanding at March 31, 2016 and December 31, 2015 (see Note 3)	450	450
Common stock - $0.001 par value: 80,000,000 shares authorized; 36,138,323, and 35,963,348 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	36,139	35,964
Accumulated other comprehensive income	92,982	62,130
Additional paid-in capital	129,012,409	128,304,539
Accumulated deficit	(98,622,768)	(94,391,595)
TOTAL STOCKHOLDERS’ EQUITY	30,519,212	34,011,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,609,583	$37,101,729

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)

	Three Month Periods Ended March 31,
	2016	2015
Revenue
Net sales	$41,427	$31,264
Cost of sales	(50,229)	(17,319)
Gross profit (loss)	(8,802)	13,945
Operating Expenses
Research and development	(2,089,592)	(1,234,515)
Selling, general and administrative	(2,162,936)	(2,693,102)
Total operating expenses	(4,252,528)	(3,927,617)
Loss From Operations	(4,261,330)	(3,913,672)
Other Income (Expense)
Interest income	31,636	543
Foreign exchange transaction loss	(487)	(429)
Value of warrants issued in connection with backstop financing	-	(1,583,252)
Interest expense	(992)	(859)
Total income (expense)	30,157	(1,583,997)
Net Loss	(4,231,173)	(5,497,669)
Other Comprehensive Income
Unrealized gain from investment	(793)	-
Foreign currency translation gain	31,645	2,810
Total comprehensive income	30,852	2,810
Comprehensive Loss	$(4,200,321)	$(5,494,859)
Net Loss	$(4,231,173)	$(5,497,669)
Dividends, including deemed dividends	-	(33,121)
Net Loss Attributable To Common Shareholders	$(4,231,173)	$(5,530,790)
Net Loss Per Common Share – Basic and Diluted	$(0.12)	$(0.23)
Weighted Average Common Shares Outstanding – Basic and Diluted	36,012,756	23,921,605

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D and Series E		Accumulated Other Comprehen- sive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2016	35,963,348	$35,964	450,085	$450	$62,130	$128,304,539	$(94,391,595)	$34,011,488

Stock issued in connection with sale of common stock	74,975	75				149,201		149,276
Stock issued in connection with stock options exercised	100,000	100				116,600		116,700
Stock-based compensation						442,069		442,069
Other comprehensive income					30,852			30,852
Net loss							(4,231,173)	(4,231,173)

Balance at March 31, 2016	36,138,323	$36,139	450,085	$450	$92,982	$129,012,409	$(98,622,768)	$30,519,212

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Periods Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,231,173)	$(5,497,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	442,069	1,026,924
Value of warrants issued in connection with backstop financing	-	1,583,252
Loss on foreign currency transactions	-	429
Inventory reserve	22,428	-
Depreciation	4,072	3,158
Changes in operating assets and liabilities:
Restricted cash	-	(131,994)
Trade receivables	(15,498)	2,304
Inventory	20,268	1,624
Prepaid expenses and other current assets	(1,679,728)	(76,146)
Accounts payable	(130,207)	546,379
Accrued expenses	119,437	197,150
Deferred revenue	(2,256)	(3,708)
Net cash used in operating activities	(5,450,588)	(2,348,297)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	6,547,842	-
Purchase of equipment	-	(12,944)
Net cash provided by (used in) investing activities	6,547,842	(12,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program	149,276	-
Proceeds from exercise of warrants	-	6,702,168
Proceeds from exercise of stock options	116,700	125,500
Net cash provided by financing activities	265,976	6,827,668
Foreign exchange effect on cash	4,128	(6,639)
NET INCREASE IN CASH	1,367,358	4,459,788
CASH – BEGINNING OF PERIOD	11,817,418	4,339,540
CASH – END OF PERIOD	$13,184,776	$8,799,328
Cash paid for interest	$992	$859
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$-	$500
Unrealized loss from investments	$(793)	$-
Conversion of wages and fees to common stock	$-	$18,750
Dividend, including beneficial conversion feature	$-	$33,121

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”), a commercial pharmaceutical and medical device company, was incorporated in the State of Delaware on July 28, 2006.  The Company in-licenses, develops and commercializes prophylactic and therapeutic products for the prevention and treatment of infectious diseases and inflammatory diseases.  In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH.

The Company’s primary activities since incorporation have been acquiring licenses for its pharmaceutical product candidates, performing business and financial planning, performing research and development, seeking regulatory approval for its products and conducting initial commercialization activities for its product Neutrolin® in certain markets. The Company has in-licensed the worldwide rights to develop and commercialize its product candidate, CRMD003 (Neutrolin®).

The Company launched its Phase 3 clinical trial in hemodialysis catheters in the United States (“U.S.”) in December 2015.  The clinical trial named Catheter Lock Solution Investigational Trial, or LOCK-IT-100 is a prospective, multicenter, randomized, double-blind, placebo-controlled, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease.  The primary endpoint for the trial is freedom from CRBSI. The trial will evaluate whether Neutrolin is superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI.  Key secondary endpoints are catheter patency which is defined as required use of tissue plasminogen activating factor (tPA) or removal of catheter due to dysfunction and catheter removal for any reason.  An exploratory endpoint of biofilm analysis will be evaluated in the first 200 catheters removed.  The Company also plans to conduct a Phase 3 clinical trial in oncology/total parenteral nutrition that is estimated to start in the first quarter of 2017.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.  Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2016 or for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.  The accompanying condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements included in such Form 10-K.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies:

Liquidity, Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the ability to obtain regulatory approval to market the Company’s products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital to support its operations.

To date, the Company’s commercial operations have not generated enough revenues to make the Company profitable.  As of March 31, 2016, the Company had an accumulated deficit of $98.6 million, and incurred losses from operations of $4.3 million for the quarter then ended.  Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at March 31, 2016 will be sufficient to fund operations for at least the next twelve months following the balance sheet date. The Company will need additional funding thereafter to complete the hemodialysis clinical trial in the U.S. which commenced in December 2015.  The Company also plans to initiate an oncology/total parenteral nutrition trial in the U.S. in the first quarter of 2017 and will need to raise additional funds to commence and complete this trial.  If the Company is unable to raise additional funds when needed, they will not be able to complete the ongoing hemodialysis Phase 3 clinical trial or the planned Phase 3 oncology/total parenteral nutrition clinical trial.

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

Short-Term Investments

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value.  Fair values of the Company’s investments are determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss).    Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense) on the condensed consolidated statements of operations and comprehensive income (loss). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.  For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost.  There were no deemed permanent impairments at March 31, 2016.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days.  As of March 31, 2016, all of the Company’s investments had contractual maturities which were less than one year.  The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2016 and December 31, 2015 of the Company’s financial assets that are measured on a recurring basis:

March 31, 2016:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$3,047,206	$-	$-	$3,047,206
U.S. Government Agency Securities	2,014,153	(53)	-	2,014,100
Corporate Securities	13,035,370	(2,215)	1,475	13,034,630
Commercial Paper	1,995,260	-	-	1,995,260
Subtotal	17,044,783	(2,268)	1,475	17,043,990
Total March 31, 2016	$20,091,989	$(2,268)	$1,475	$20,091,196
December 31, 2015:
Money Market Funds included in Cash Equivalents	$3,353,067	$-	$-	$3,353,067
U.S. Government Agency Securities	6,531,914	(3,014)	-	6,528,900
Corporate Securities	15,065,595	(21,637)	412	15,044,370
Commercial Paper	1,995,116	-	-	1,995,116
Subtotal	23,592,625	(24,651)	412	23,568,386
Total December 31, 2015	$26,945,692	$(24,651)	$412	$26,921,453

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

March 31, 2016:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$3,047,206	$3,047,206	$-	$-
US Government Agency Securities	2,014,100	-	2,014,100	-
Corporate Securities	13,034,630	-	13,034,630	-
Commercial Paper	1,995,260	-	1,995,260	-
Subtotal	17,043,990	-	17,043,990	-
Total March 31, 2016	$20,091,196	$3,047,206	$17,043,990	$-
December 31, 2015:
Money Market Funds	$3,353,067	$3,353,067	$-	$-
US Government Agency Securities	6,528,900	-	6,528,900	-
Corporate Securities	15,044,370	-	15,044,370	-
Commercial Paper	1,995,116	-	1,995,116	-
Subtotal	23,568,386	-	23,568,386	-
Total December 31, 2015	$26,921,453	$3,353,067	$23,568,386	$-

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in U.S. Dollars (“USD”), the reporting currency of the Company.  For the financial statements of the Company’s foreign subsidiary, whose functional currency is the EURO, foreign currency asset and liability amounts, are translated into USD at end-of-period exchange rates.  Foreign currency income and expenses are translated at average exchange rates in effect during the period in which the income and expenses were recognized.  Translation gains and losses are included in other comprehensive loss.

The Company has intercompany loans between the parent company based in New Jersey and its German subsidiary.  The intercompany loans outstanding are not expected to be repaid in the foreseeable future and unrealized foreign exchange movements related to long-term intercompany loans are recognized in other comprehensive income.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Restricted Cash

As of March 31, 2016 and December 31, 2015, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5).  The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

Prepaid Research and Development and Other Prepaid Expenses

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

Inventories, net

Inventories are valued at the lower of cost or market on a first in, first out basis.  Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product.  Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$244,386	$244,459
Work in process	400,361	424,622
Finished goods	11,554	7,488
Inventory reserve	(322,428)	(300,000)
Total	$333,873	$376,569

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses

Accrued expenses consist of the following:
	March 31, 2016	December 31, 2015
Professional and consulting fees	$392,774	$282,975
Accrued payroll and payroll taxes	567,900	532,084
Clinical Trial and manufacturing development	255,951	226,042
Market research	-	3,225
Monitoring program fees	46,908	65,076
Statutory taxes	70,805	67,236
Other	12,587	44,919
Total	$1,346,925	$1,221,557

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB No. 104, Revenue Recognition (“SAB 104”) and Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  This guidance requires that revenue is recognized from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  The Company recognizes net sales upon shipment of product to the dialysis centers.

Deferred Revenue

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired.  As a result of this warranty, the Company may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product.  Due to limited sales experience with the customer, the Company is unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment.  Therefore, the Company has deferred the revenue and related cost of sales associated with the shipment of this product.  Since the Company will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as Deferred Revenue on the condensed consolidated balance sheet which amounted to $126,000 and $121,000 at March 31, 2016 and December 31, 2015, respectively.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea.  Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”).  The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory.  The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement.  The Company recognized $2,200 revenue related to the Wonik agreement for each of the three months ended March 31, 2016 and 2015.  Deferred revenue balance at March 31, 2016 and December 31, 2015 amounted to $9,000 for each period and deferred revenue long-term balances at March 31, 2016 and December 31, 2015 amounted to $27,000 and $29,000, respectively.

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

	Three Months Ended
	March 31, 2016	March 31, 2015
Series C non-voting convertible preferred stock	2,865,000	2,865,000
Series D non-voting convertible preferred stock	1,479,240	1,479,240
Series E non-voting convertible preferred stock	1,959,759	1,959,759
Shares underlying outstanding warrants	4,031,468	6,890,327
Shares underlying outstanding stock options	4,483,545	4,014,500
Total	14,819,012	17,208,826

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

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”).  The non-cash charge to operations for non-employee options with time based vesting provisions is based on the fair value of the options re-measured each reporting period and amortized to expense over the related vesting period.  The non-cash charge to operations for non-employee options with performance based vesting provisions is recorded when the achievement of the performance condition is probable.

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

Note 3 — Stockholders’ Equity:

Common Stock

The Company has At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with MLV & Co. LLC, now a subsidiary of FBR & Co., (“MLV”) under which the Company may issue and sell up to $40.0 million of shares of its common stock from time to time through MLV acting as agent, subject to limitations imposed by the Company, such as the number or dollar amount of shares registered under the registration statement to which the offering relates.  When the Company wishes to issue and sell common stock under the Sales Agreement, it notifies MLV of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate.  MLV is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Sales Agreement.  The shares of common stock to be sold under the Sales Agreement are registered under an effective registration statement filed with the SEC.  During the quarter ended March 31, 2016, the Company issued 74,975 shares of common stock under the Sales Agreement and realized net proceeds of approximately $149,276.

During the quarter ended March 31, 2016, the Company issued the following shares of its common stock upon exercise of stock options resulting in gross proceeds of $116,700 to the Company:

•	30,000 shares of common stock with an exercise price of $0.29 per share;
•	20,000 shares of common stock with an exercise price of $0.90 per share; and
•	50,000 shares of common stock with an exercise price of $1.80 per share.

Stock Options

During the three months ended March 31, 2016, the Company granted ten-year non-qualified stock options under the 2013 Plan covering an aggregate of 990,000 shares of the Company’s common stock to its officers, directors, employees and consultants.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2016 and 2015, total compensation expense for stock options issued to employees, directors, officers and consultants was $442,069 and $1,026,924, respectively.

The fair value of the grants are determined using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2016
Expected Term	5 – 10 years
Volatility	96%
Dividend yield	0.0%
Risk-free interest rate	1.25% - 1.94%

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

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,600,045	$1.82
Exercised	(100,000)	$1.17
Forfeited	(6,500)	$4.78
Expired	-	-
Granted	990,000	$2.03
Outstanding at end of period	4,483,545	$1.88
Options exercisable	3,352,947	$1.78
Weighted-average fair value of options granted during the period		$1.56

Weighted average remaining contractual life of stock options outstanding (years)	8.0
Weighted average remaining contractual life of stock options exercisable (years)	7.4
Weighted average vesting period over which total compensation expense related to non-vested options not yet recognized (years)	1.2
Compensation expense related to non-vested options not yet recognized	$1,646,036
Aggregate intrinsic value of stock options exercised	$77,600
Aggregate intrinsic value of stock options outstanding	$4,663,769

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table is the summary of warrant activity for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	4,422,188	$1.80	3.07
Granted	-	-	-
Expired	(390,720)	$3.44	-
Exercised	-
Outstanding at end of period	4,031,468	$1.64	3.10

Note 4 — Related Party Transactions:

On March 3, 2015, the Company entered into a backstop agreement with an existing institutional investor, Manchester Securities Corp., a wholly owned subsidiary of Elliott Associates, L.P., and a beneficial holder of more than 5% of the Company’s outstanding common stock.  Pursuant to the backstop agreement, Manchester had agreed to lend the Company, at its request, up to $4,500,000 less the dollar amount of gross proceeds received by the Company upon the exercise of warrants to purchase common stock issued in connection with its IPO on or before April 30, 2015, provided that the loan could not exceed $3,000,000.  The backstop agreement was not accessed.  Pursuant to the backstop agreement, the Company granted Manchester the right for as long as it or its affiliates hold any of the Company’s common stock or securities convertible into its common stock the right to appoint up to two members to the Company’s board of directors and/or to have up to two observers attend board meetings in a non-voting capacity.  Manchester appointed one director in August 2015 and appointed another director in April 2016.

Note 5 — Commitments and Contingencies:

Contingency Matters

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

Both the opposition proceedings against the Prosl European Patent before the EPO and the cancellation action against the Utility Model before the German PTO are ongoing. The EPO held a hearing in the opposition proceeding on November 25, 2015. In its preliminary consideration of the matter, the EPO (and the German Patent and Trademark Office) had regarded the patent as not inventive or novel due to publication of prior art. However, the EPO did not issue a decision at the end of the hearing but adjourned the matter due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of the prior art.  No date has yet been scheduled for such hearing.  While the Company continues to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent and the Utility Model validly claim inventions that will be found to be such by the EPO and the German PTO, there can be no assurance that the Company will prevail in this matter.  The German PTO has scheduled a hearing for May 11, 2016 which has, however, been rescheduled to June 29, 2016 due to conflicting court appointments of some members of the legal team. The Company therefore does not expect a decision from the German PTO in the Utility Model matter before mid-2016, with any such decision also being subject to appeal.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. A hearing in this matter was scheduled for July 2, 2015, but was postponed by the Court to November 19, 2015.  In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case.  As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when.  The Company's legal team has prepared the requested reply and produced the respective documentation.  TauroPharm has also filed another writ to which the Company will have to reply by the end of April.  A date for a further oral hearing has not been scheduled yet.

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

On February 1, 2016, the Cormedix Defendants filed a motion to dismiss all claims asserted against them in the Amended Complaint on the grounds, among others, that the Amended Complaint fails to adequately allege: (1) material misstatements or omissions; (2) scienter by any of the Cormedix Defendants; or (3) loss causation.  The parties are in the process of briefing that motion and oral argument currently is scheduled for July 18, 2016.  The Company believes that it has substantial legal and factual defenses to the claims in the class action and intends to continue vigorously defending the case.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments

Manufacturing

Navinta LLC, a U.S.-based API developer, provides API manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for CRMD003, pursuant to an original supply agreement dated December 7, 2009 (the “Navinta Agreement”). The Navinta Agreement provided that Navinta will supply taurolidine (the API for CRMD003) to the Company on an exclusive worldwide basis in the field of the prevention and treatment of human infection and/or dialysis so long as the Company purchases a minimum of $2,250,000 of product on an annual basis for five years following the Company’s first commercial sale of a product incorporating taurolidine. The Company did not purchase the required amounts and as a result, lost its exclusive manufacturing rights.  The Company is also required to make certain cash payments to Navinta upon the achievement of certain sales-based milestones which is based on a tiered approach and does not commence until the Company achieves a designated net sales threshold.  The maximum aggregate amount of such payments, assuming achievement of all milestones, is $1,975,000 over five years.  There were no milestones achieved during the three months ended March 31, 2016.

On March 24, 2015, the Company and Navinta LLC entered into an amendment to the Navinta Agreement to extend the term of the Navinta Agreement to March 31, 2016 and to lower the price per kilogram of API that the Company purchases from Navinta LLC under the Navinta Agreement. The Company also agreed to purchase a minimum amount of product from Navinta LLC during 2015, which replaced the prior minimum purchase requirement.  The Navinta Agreement may be terminated by either party upon 30 days written notice.  The Navinta Agreement expired in accordance with its terms upon the delivery of API in the second quarter of 2016.

The Company announced a program aimed at reducing the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of that program, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 will coordinate certain manufacturing services related to taurolidine. Specifically, RC2 will undertake a critical parameters evaluation for the Company’s manufacturing needs and coordinate the cGMP processes set forth in the agreement that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The total cost for RC2’s services under the preliminary services agreement is expected to be approximately $1.7 million which is expected to be incurred through the third quarter of 2016.  During the three months ended March 31, 2016, the Company recognized research and development expense of $38,000 for its services related to the agreement.

The Company is also working with RC2 under several service agreements for the manufacture of clinical supplies to support its ongoing and planned Phase 3 clinical trials for an aggregate amount of $3 million.  During the three months ended March 31, 2016, the Company recognized research and development expense of approximately $420,000 related to these agreements.  The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

Clinical and Regulatory

In December 2015, CorMedix signed a Master Service Agreement and Work Order (the “Master Service Agreement”) with PPD Development, LP (“PPD”) for a $19.2 million Phase 3 multicenter, double-blind, randomized active control study (the “Phase 3 Clinical Trial”) to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease.  The Phase 3 Clinical Trial is expected to run for 18 months and accrue up to 632 patients in 70 sites in the US.  The Phase 3 Clinical Trial will stop when there are 162 incidences and an interim analysis will be performed after 81 incidences to determine whether additional sites and patients are required to complete the study.  Prior to the signing of the Master Service Agreement, CorMedix signed a Letter of Agreement (“LOA”) with PPD in July 2015.  The original LOA was subsequently amended later in July 2015 for a total of $2.75 million, to revise and expand the scope of services provided by PPD in connection with the identification, activation and management of 70 U.S. sites for the Phase 3 Clinical Trial described above.  When the Master Service Agreement was signed in December 2015, the amended LOA was rolled into the $19.2 million Phase 3 Clinical Trial.  During the three months ended March 31, 2016, the Company recognized $900,000 research and development expense related to this agreement.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares.  In 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow.  The number of shares held in escrow as of March 31, 2016 is 109,157 shares of common stock.  The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at March 31, 2016.  Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts.  There were no milestones achieved during the three months ended March 31, 2016.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Other

On August 3, 2015, the Company entered into a Release of Claims and Severance Modification with Randy Milby, its Chief Executive Officer, due to the anticipated termination of Mr. Milby’s employment.  In exchange for the release of various claims by Mr. Milby against the Company, including claims related to his employment with Company and the termination of same and claims for additional compensation or benefits other than the compensation and benefits set forth in his employment agreement, the Company agreed to amend Mr. Milby’s employment agreement, dated as of March 31, 2014, to specify that Mr. Milby may not compete against the Company by engaging in any business involving the development or commercialization of (i) a preventive anti-infective product that would be a direct competitor of Neutrolin or (ii) a product containing taurolidine.  The non-compete term did not change and remains at twelve months following termination of his employment.  The employment agreement was also amended to allow Mr. Milby a period in which to exercise all vested options and warrants until the later of 60 months following the termination date of his employment or 60 months following the date on which his service on the Company’s Board of Directors ends, provided in no event shall he be able to exercise after the respective expiration date of any stock option or warrant.  During the year ended December 31, 2015, the Company recorded non-cash expense of $507,341 as a result of this modification.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of his employment agreement, Mr. Milby will be entitled to receive his base salary and benefits for a period of twelve months following the effective date of the termination of his employment, or, in the case of benefits, until such time as he receives equivalent coverage and benefits under plans and programs of a subsequent employer if such receipt is prior to the expiration of the twelve month period.  To the extent any of the aforementioned benefits cannot be provided to former employees, the Company will pay Mr. Milby a lump-sum payment in the amount necessary to allow Mr. Milby to purchase the equivalent benefits.  The Company accrued $325,000 of severance pay during the year ended December 31, 2015 which remained unpaid at March 31, 2016.

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

Rent expense for the three months ended March 31, 2016 and 2015, was $17,000 and $23,000, respectively.

Under the Company’s current lease agreements, the total remaining lease obligation as of March 31, 2016 is set forth below:

2016	$63,705
2017	60,549
Total	$124,254

Note 6 — Concentrations:

At March 31, 2016 and December 31, 2015, approximately 89% and 93% of net accounts receivable, respectively, was due from one customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 15, 2016.

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

In July 2013, we received CE Mark approval for Neutrolin. As a result, in December 2013, we began the commercial launch of Neutrolin in Germany for the prevention of catheter-related bloodstream infections (“CRBSI”), and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in Austria, Germany, Italy, Malta, Saudi Arabia, Bahrain, Qatar, Kuwait, United Arab Emirates and The Netherlands for such treatment.

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

In late 2013, we met with the U.S. Food and Drug Administration (the “FDA”) to determine the pathway for U.S. approval of Neutrolin.  Based on our discussions with the FDA, we plan to conduct at least one Phase 3 clinical trial in hemodialysis catheters, which began in December 2015, and one Phase 3 clinical trial in oncology/total parenteral nutrition.  We have worked with the FDA to design the protocol for a planned Phase 3 clinical trial in hemodialysis patients with a central venous catheter; this protocol was accepted in August 2014 and we filed an investigational new drug application (“IND”) in September 2014.  In October 2014, the FDA informed us that it had determined that the IND is not subject to a clinical hold, and the Phase 3 clinical trial in hemodialysis patients was initiated in the U.S. in December 2015.

In June 2015, we received guidance from the FDA on the acceptable design of the second planned pivotal Phase 3 trial in oncology/total parenteral nutrition patients and are working with the FDA to finalize the details. We plan to initiate the Phase 3 trial in oncology/total parenteral nutrition in the first quarter of 2017, depending on our ability to raise additional capital and our ability to complete the hemodialysis catheters trial within our expected budget, although we also plan to continue to seek one or more strategic partners or other sources of capital to complete the development of Neutrolin in the U.S.

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

Since our inception, we have not generated enough revenue from product sales to be profitable.  Our operations to date have been primarily limited to licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, performing business and financial planning, performing research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin, and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to incur increases in our cash used in operations as we continue to market Neutrolin in Europe and other markets, prepare for and undertake our ongoing and planned Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of March 31, 2016, we had an accumulated deficit of approximately $98.6 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Financial Operations Overview

Revenue

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB No. 104, Revenue Recognition (SAB 104) and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605).

Our product shipments to dialysis centers began in December 2013.  Orders are processed through a distributor.  The distributor remits payment to us upon collection from the customer. We recognize net sales upon shipment of product to the dialysis centers.

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

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by us if the customer was not able to sell the product before it expired.  As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product.  Due to limited sales experience with the customer, we are unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment.  Therefore, we deferred the revenue and related cost of sales associated with the shipment of this product.  Since we will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as Deferred Revenue on the condensed consolidated balance sheet.

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

Development timelines, probability of success and development costs vary widely.  Our current focus is on clinical development efforts in the U.S.  Based on our discussions with the FDA, we initiated the Phase 3 clinical trial in hemodialysis catheters in December 2015 and subject to finalization of the protocol, we plan to initiate the Phase 3 trial in oncology/total parenteral nutrition in the first quarter of 2017, depending on our ability to raise additional capital and our ability to complete the hemodialysis catheters trial within our expected budget.  We expect that the ongoing Phase 3 trial for hemodialysis catheters will cost approximately $26 million to $30 million and will take 18 months to complete after initiation.  We are still finalizing the details of the protocol for the planned second Phase 3 trial for oncology/total parenteral nutrition and are unable to provide a cost estimate at this time.  We are seeking one or more strategic partners or other sources of capital to complete the development of Neutrolin in the U.S.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expense includes costs related to commercial personnel, medical education professionals, marketing and advertising, salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, sales, finance and accounting functions.  Other SG&A expense includes facility-related costs not included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our SG&A expenses will increase due to marketing of our Neutrolin product in Europe and other markets in which it may be approved.

Foreign Currency Exchange Transaction Gain (Loss)

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than our functional currency and is reported in the consolidated statement of operations as a separate line item within other income (expense).  Foreign currency exchange transaction gain (loss) consists of foreign exchange transaction gains and losses on intercompany loans that are in place between our company, which is based in New Jersey and our German subsidiary.  The intercompany loans outstanding are not expected to be repaid in the foreseeable future and unrealized foreign exchange movements related to long-term intercompany loans are recorded in other comprehensive income (loss).

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists of interest incurred on financing of expenses.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% of Change Increase (Decrease)
Revenue	$41	$31	33%
Cost of sales	(50)	(17)	190%
Gross profit (loss)	(9)	14	(163)%
Operating Expenses:
Research and development	(2,089)	(1,235)	69%
Selling, general and administrative	(2,163)	(2,693)	(20)%
Total operating expenses	(4,252)	(3,928)	8%
Loss from operations	(4,261)	(3,914)	9%
Interest income	32	1	5726%
Foreign exchange transaction loss	(1)	(1)	-
Value of warrants issued in connection with backstop financing	-	(1,583)	(100)%
Interest expense	(1)	(1)	-
Net loss	(4,231)	(5,498)	(23)%
Other comprehensive income (loss)	31	3	998%
Comprehensive loss	$(4,200)	$(5,495)	(24)%

Revenue.  Revenue was $41,000 for the three months ended March 31, 2016 compared to $31,000 in the same period last year.  The majority of the revenue is from sales of Neutrolin in Germany and Middle East markets.  In addition, we realized $2,000 associated with the amortization of deferred revenue from a non-refundable payment received from a distribution agreement for the three month periods ended March 31, 2016 and 2015.

Cost of Sales.  Cost of sales was approximately $50,000 for the three months ended March 31, 2016 compared to $17,000 in the same period last year, an increase of $33,000.  The increase was primarily due to the charge of $23,000 for the reserve of raw materials expected to expire before utilization and an increase in direct cost of materials of $20,000 due to the use of new commercial batches as compared to the use of old previously expensed research and development batches last year. These increases were offset by decreases in ongoing stability studies and services performed in the management of manufacturing of $9,000.

Research and Development Expense.  R&D expense was approximately $2,089,000 for the three months ended March 31, 2016, an increase of $854,000, from $1,235,000 for the three months ended March 31, 2015.  The increase was primarily attributable to $981,000 expenses related to Phase 3 clinical trial in hemodialysis catheters in the U.S., higher costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $388,000, consulting fees pertaining mainly to regulatory activities of $101,000, and personnel costs of $61,000.  These increases were offset by decreased pharmacoeconomics, and pricing and market research studies of $306,000 and non-cash stock based compensation of $372,000.

Selling, General and Administrative Expense.  SG&A expense was $2,163,000 for the three months ended March 31, 2016, a decrease of $530,000 from $2,693,000 for the three months ended March 31, 2015.  The decrease was attributable to decreases in costs related to business development activities of $170,000; decrease in selling costs related to commercialization of Neutrolin in the EU of $199,000; and a non-cash charge of $213,000 for stock-based compensation expense.  These decreases, among others of lesser significance, were offset by an increase in legal fees due mainly to ongoing intellectual property and securities litigations, increased SEC and clinical activities of $89,000.

Interest Income.  Interest income was $32,000 for the three months ended March 31, 2016 compared to $500 for the same period last year, an increase of $31,500.  The increase was attributable to having higher average interest-bearing cash balances during the three months ended March 31, 2016 as compared to the same period last year.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income totaling a $31,000 and $3,000 gain for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have not been profitable and have generated operating losses since we were incorporated in July 2006.  During the quarter ended March 31, 2016, we received gross proceeds of $149,300 from the issuance of 74,975 shares of common stock under the at-the-market-issuance sales agreement and $116,700 from the following exercise of stock options:

•	30,000 shares of common stock with an exercise price of $0.29 per share;
•	20,000 shares of common stock with an exercise price of $0.90 per share; and
•	50,000 shares of common stock with an exercise price of $1.80 per share.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,451,000 for the three months ended March 31, 2016 as compared to approximately $2,348,000 for the same period last year.  The net loss of $4,231,000 for the three months ended March 31, 2016 was lower than cash used in operating activities by $1,220,000.  The difference is primarily attributable to an increase in prepaid expenses of $1,680,000, offset by non-cash stock-based compensation of $442,000.  In comparison for the same period last year, the net loss of $5,498,000 was higher than cash used in operating activities by $3,149,000.  The difference was primarily attributable to a non-cash charge for warrants issued in connection with the backstop agreement of $1,583,000, non-cash stock-based compensation of $1,027,000 and increases in accounts payable and accrued expenses of $546,000 and $197,000, respectively, partially offset by increases in restricted cash and prepaid expenses of $132,000 and $76,000, respectively.

Net Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was $6,548,000, attributable to the purchase of short-term investments as compared to $13,000 for the same period last year due to the purchase of software for our German subsidiary.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities was $266,000 for the three months ended March 31, 2016 as compared to $6,828,000 for the same period last year, a decrease of $6,562,000.  During the three months ended March 31, 2016, we received net proceeds of $149,000 from the sale of our common stock in an at-the-market program and $117,000 from the exercise of stock options.  In comparison, for the same period last year, we received net proceeds of approximately $6,702,000 from the exercise of warrants and $126,000 from the exercise of stock options.

Funding Requirements

Our total cash on hand and short-term investments as of March 31, 2016 was $30,229,000 excluding restricted cash of $172,000, compared to $35,386,000 at December 31, 2015.  Because our business has not currently generated positive operating cash flow, we will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development activities and our business development activities, as well as to fund operations generally.  Our continued operations and completion of our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S. which was initiated in December 2015 and is expected to take 18 months to complete will depend on whether we are able to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships.  We also plan to conduct an oncology/total parenteral nutrition patient Phase 3 clinical trial in the U.S. for which additional funds over and above the funds needed for the hemodialysis Phase 3 clinical trial will be required to complete that study.  However, we can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

We expect to continue to fund operations from cash on hand and through either capital raising sources as previously described, which may be dilutive to existing stockholders, or through generating revenues from the licensing of our products or strategic alliances.  At March 31, 2016, we had approximately $10.4 million available for sale under our at-the market program, however, we may seek to sell additional equity or debt securities, obtain a bank credit facility, or enter into a corporate collaboration or licensing arrangement, but can provide no assurances that any such financing will be available on acceptable terms, or at all.  Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations.  Raising additional funds through collaboration or licensing arrangements with third parties may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

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

Based on our cash resources at March 31, 2016, our expectations for sales of Neutrolin in the currently approved markets and the expected cost of the Phase 3 clinical trial in hemodialysis catheters in the U.S., we believe that our existing cash will be sufficient to fund our operations for at least the next twelve months following the balance sheet date.  However, if we are unable to raise additional funds when needed, we may not be able to complete our ongoing and planned Phase 3 clinical trials or market our products and we could be required to delay, scale back or eliminate some or all of our research and development programs.  Each of these alternatives would likely have a material adverse effect on our business.

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

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”).  For the purpose of valuing options and warrants granted to our directors, officers, employees and consultants, we use the Black-Scholes option pricing model.  The non-cash charge to operations for non-employee options with time based vesting provisions is based on the fair value of the options re-measured each reporting period and amortized to expense over the related vesting period, and the non-cash charge to operations for non-employee options with performance based vesting provisions is recorded when the achievement of the performance condition is probable.

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

Revenue Recognition

We recognize revenue in accordance with SEC SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”) and FASB ASC 605, “Revenue Recognition” (“ASC 605”).  Our product Neutrolin received its CE Mark in Europe in July 2013 and shipment of product to the dialysis centers began in December 2013.  In accordance with SAB 101 and SAB 104, we recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  We recognize revenue upon shipment of product to the dialysis centers because the four revenue recognition criteria are met at that time.  For an upfront payment related to an exclusive distribution agreement, we record it as deferred revenue and recognize revenue on a straight-line basis over the contractual term of the agreement

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that any product shipped with less than 75% of its shelf life remaining would be replaced by us if the customer was not able to sell the product before it expired.  As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product.  Due to limited sales experience with the customer, we are unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment.  Therefore, we have deferred the revenue and related cost of sales associated with the shipment of this product.  Since we will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as “Deferred revenue” on the consolidated balance sheet.  At March 31, 2016, deferred revenue on the condensed consolidated balance sheet amounted to $126,000.

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

•      Level 3 inputs —Unobservable inputs for the asset or liability, which are supported by little or no market activity and are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Recent Authoritative Pronouncements:

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is not permitted and retrospective application is required. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In June 2014, the FASB issued an accounting standard that clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.   The amendments are effective for interim and annual reporting periods beginning after December 15, 2015.  This adoption did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance requires retrospective adoption and will be effective for us beginning in the first quarter of 2016.  Early adoption is permitted.  This adoption did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued an accounting standard that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. We are evaluating the impact the adoption of this guidance will have on the determination or reporting of our consolidated financial statements.

In November 2015, the FASB issued guidance that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We are evaluating the impact the adoption of this guidance will have on the determination or reporting of our consolidated financial statements.

On August 27, 2014 ASU No. 2014-15 – Presentation of Financial Statements, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was issued. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and if management’s plans will alleviate that doubt.  Management will be required to make this evaluation for both annual and interim reporting periods.  The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted.

In January 2016, the FASB issued a new standard that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

In February 2016, the FASB issued new guidance related to how an entity should lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued new guidance which clarifies the implementation guidance on principal versus agent considerations when reporting revenue gross versus net.  The amendments in this update do not change the core principle of the new revenue guidance.  The guidance is effective for us beginning in the first quarter of 2017.  Early adoption is not permitted and retrospective application is required.  We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance is effective for us beginning in the first quarter of fiscal year 2017.  Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2016, the FASB issued an update which clarifies two aspects of the new revenue guidance by providing guidance on how to identify performance obligations and providing implementation guidance surrounding licensing.  The amendments in this update do not change the core principle of the new revenue guidance.  The guidance is effective for us beginning in the first quarter of 2017.  Early adoption is not permitted and retrospective application is required.  We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer and principal financial officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2016.  Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures, our management, including our chief executive officer (who is our principal executive officer and principal financial officer), have concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Both the opposition proceedings against the Prosl European Patent before the EPO and the cancellation action against the Utility Model before the German PTO are ongoing. In its preliminary consideration of the matter, the EPO (and the German Patent and Trademark Office) regarded the patent as not inventive or novel due to publication of prior art.  Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in another hearing.  A date for such further hearing has not been scheduled yet.   As with the unfair competition matter, we expect that this matter will be under review and consideration by the Office for some time, with a determination not likely to be made before mid-2016.  While we continue to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent and the Utility Model validly claim inventions that will be found to be such by the EPO and the German PTO, there can be no assurance that we will prevail in this matter. The German PTO has scheduled a hearing in the cancellation proceeding for May 11, 2016 which has, however, been rescheduled to June 29, 2016 due to conflicting court appointments of some members of the legal team.  We therefore do not expect a decision from the German PTO in the Utility Model matter before mid- 2016, with any such decision also being subject to appeal.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint.  On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when.  We have prepared the requested reply and produced the respective documentation.  TauroPharm has also filed another writ to which we will have to reply by the end of April.  A date for a further oral hearing has not been scheduled yet.

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

On February 1, 2016, the Cormedix Defendants filed a motion to dismiss all claims asserted against them in the Amended Complaint on the grounds, among others, that the Amended Complaint fails to adequately allege: (1) material misstatements or omissions; (2) scienter by any of the Cormedix Defendants; or (3) loss causation.  The parties are in the process of briefing that motion and oral argument currently is scheduled for July 18, 2016.

The Company believes that it has substantial legal and factual defenses to the claims in the class action and intends to continue vigorously defending the case.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
3.1	Bylaws, amended as of April 19, 2016.*
10.1	Second Extension of Executive Employment Agreement, as of April 29, 2016, by and between CorMedix Inc. and Randy Milby.*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

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

CORMEDIX INC.

Date: May 10, 2016	By:	/s/ Randy Milby
		Name:	Randy Milby
		Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Bylaws, amended as of April 19, 2016.*
10.1	Second Extension of Executive Employment Agreement, as of April 29, 2016, by and between CorMedix Inc. and Randy Milby.*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

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