Form 10-Q
period 2016-06-30
CorMedix Inc.
filed 2016-08-04
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, as of August 1, 2016 was 38,337,207.

CORMEDIX INC. AND SUBSIDIARY

i

PART I
FINANCIAL INFORMATION
Item 1.
Consolidated Financial Statements.
CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$12,020,980	$11,817,418
Restricted cash	171,553	171,553
Short-term investments	16,590,844	23,568,386
Trade receivables	6,077	315,771
Inventories, net	157,500	376,569
Prepaid research and development expenses	2,059,486	430,162
Other prepaid expenses and current assets	169,463	379,004
Total current assets	31,175,903	37,058,863
Property and equipment, net	31,935	37,866
Security deposit	5,000	5,000
TOTAL ASSETS	$31,212,838	$37,101,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,108,509	$1,709,397
Accrued expenses	1,876,671	1,221,557
Deferred revenue	132,611	130,409
Total current liabilities	3,117,791	3,061,363
Deferred revenue, long-term	24,349	28,878
TOTAL LIABILITIES	3,142,140	3,090,241

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 450,085 shares issued and outstanding at June 30, 2016 and December 31, 2015	450	450
Common stock - $0.001 par value: 80,000,000 shares authorized; 37,296,523, and 35,963,348 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	37,297	35,964
Accumulated other comprehensive income	90,145	62,130
Additional paid-in capital	131,452,413	128,304,539
Accumulated deficit	(103,509,607)	(94,391,595)
TOTAL STOCKHOLDERS’ EQUITY	28,070,698	34,011,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,212,838	$37,101,729

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Revenue:
Net sales	$16,511	$119,973	$57,939	$151,237
Cost of sales	(187,192)	(101,798)	(237,421)	(119,117)
Gross profit (loss)	(170,681)	18,175	(179,482)	32,120
Operating Expenses:
Research and development	(2,772,959)	(1,797,588)	(4,862,551)	(3,032,103)
Selling, general and administrative	(1,968,580)	(2,355,176)	(4,131,516)	(5,048,279)
Total Operating Expenses	(4,741,539)	(4,152,764)	(8,994,067)	(8,080,382)
Loss From Operations	(4,912,220)	(4,134,589)	(9,173,549)	(8,048,262)
Other Income (Expense):
Interest income	29,426	8,778	61,062	9,321
Foreign exchange transactions loss	(4,005)	(5,597)	(4,492)	(6,026)
Value of warrants issued in connection with backstop financing	-	-	-	(1,583,252)
Interest expense	(41)	(3,692)	(1,033)	(4,550)
Total Other Income (Expense)	25,380	(511)	55,537	(1,584,507)
Net Loss	(4,886,840)	(4,135,100)	(9,118,012)	(9,632,769)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	24,791	(5,504)	23,997	(5,504)
Foreign currency translation gain (loss)	(27,627)	(3,574)	4,018	(764)
Total Other Comprehensive Income (Loss)	(2,836)	(9,078)	28,015	(6,268)
Comprehensive Loss	(4,889,676)	(4,144,178)	(9,089,997)	(9,639,037)
Net loss	(4,886,840)	(4,135,100)	(9, 118,012)	(9,632,769)
Dividends, including deemed dividends	-	-	-	(33,121)
Net Loss Attributable To Common Shareholders	$(4,886,840)	$(4,135,100)	$(9,118,012)	$(9,665,890)
Net Loss Per Common Share – Basic and Diluted	$(0.13)	$(0.13)	$(0.25)	$(0.35)
Weighted Average Common Shares Outstanding – Basic and Diluted	36,447,467	31,623,100	36,230,111	27,793,627

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2016
(Unaudited)

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D and Series E
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2016	35,963,348	$35,964	450,085	$450	$62,130	$128,304,539	$(94,391,595)	$34,011,488

Stock issued in connection with sale of common stock	811,721	812				2,009,515		2,010,327
Stock issued in connection with warrants cashless exercised	21,454	21				(21)		-
Stock issued in connection with stock options exercised	500,000	500				410,200		410,700
Stock-based compensation						728,180		728,180
Other comprehensive income					28,015			28,015
Net loss							(9,118,012)	(9,118,012)

Balance at June 30, 2016	37,296,523	$37,297	450,085	$450	$90,145	$131,452,413	$(103,509,607)	$28,070,698

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Cash Flows From Operating Activities:
Net loss	$(9,118,012)	$(9,632,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	728,180	1,987,702
Value of warrants issued in connection with backstop agreement	-	1,583,252
Modification of warrant agreement	-	112,982
Inventory reserve	166,000	-
Depreciation	8,369	7,115
Changes in operating assets and liabilities:
Restricted cash	-	(131,994)
Trade receivables	317,033	(39,960)
Inventory	53,068	(252,021)
Prepaid expenses and other current assets	(1,417,861)	(133,475)
Accounts payable	(602,134)	256,298
Accrued expenses and accrued interest	651,720	301,656
Deferred revenue	(4,530)	(5,964)
Net cash used in operating activities	(9,218,167)	(5,947,178)
Cash Flows From Investing Activities:
Sale (purchase) of short-term investments	7,001,540	(13,382,581)
Purchase of equipment	(1,943)	(13,797)
Net cash provided by (used in) investing activities	6,999,597	(13,396,378)
Cash Flows From Financing Activities:
Proceeds from sale of common stock from an at-the-market program	2,010,327	23,982,275
Proceeds from exercise of warrants	-	14,658,160
Proceeds from short swing profit recovery	-	28,594
Proceeds from exercise of stock options	410,700	452,460
Net cash provided by financing activities	2,421,027	39,121,489
Foreign exchange effect on cash	1,105	(6,637)
Net Increase In Cash	203,562	19,771,296
Cash – Beginning of Period	11,817,418	4,339,540
Cash – End of Period	$12,020,980	$24,110,836
Cash Paid for Interest	$1,033	$1,026
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$-	$500
Unrealized gain (loss) from investments	$23,997	$(5,504)
Conversion of wages to common stock	$-	$50,000
Dividends, including deemed dividends	$-	$33,121
See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. The Company was incorporated in the State of Delaware on July 28, 2006. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH.

The Company’s primary focus is on the development of its lead product candidate, Neutrolin® (also known as CRMD003), for potential commercialization in the United States and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize Neutrolin®. Neutrolin is a novel anti-infective solution for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care / intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality.

The United States Food and Drug Administration, or FDA, has designated Neutrolin as a Qualified Infectious Disease Product (QIDP) for prevention of catheter related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides an additional five years of market exclusivity in addition to the five years granted for a New Chemical Entity. In addition, in January 2015, the FDA granted Fast Track designation to Neutrolin Catheter Lock Solution, pursuant to the Food and Drug Administration Safety Innovation Act (FDASIA) highlighting the large unmet need to prevent infections in the U.S. healthcare system. The Fast Track designation of Neutrolin provides the Company with the opportunity to meet with the FDA on a more frequent basis during the development process, and also provides eligibility to request priority review of the marketing application.

In late 2013, the Company met with the FDA to determine the pathway for U.S. marketing approval of Neutrolin. Based on those discussions, the Company plans to conduct two pivotal trials to demonstrate the safety and effectiveness of Neutrolin to secure marketing approval. The Company initiated one Phase 3 clinical trial in hemodialysis patients with a central venous catheter in December 2015 and plans to initiate one Phase 3 clinical trial in oncology patients with catheters receiving total parenteral nutrition.

The Company launched its Phase 3 clinical trial in hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial, or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, placebo-controlled, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial is time to CRBSI. The trial will evaluate whether Neutrolin is superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI. Key secondary endpoints are catheter patency which is defined as required use of tissue plasminogen activating factor (tPA) or removal of catheter due to dysfunction and catheter removal for any reason.

The Company plans also include conducting a Phase 3 clinical trial in oncology patients with catheters receiving total parenteral nutrition, or LOCK-IT-200. The Company is in discussion with the FDA to develop the design of the trial. Such plans are also subject to funding requirements (see Note 2).

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company received CE Mark approval for Neutrolin in 2013 and began the commercial launch of Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

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

Note 2 — Summary of Significant Accounting Policies:

Liquidity, Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the ability to obtain regulatory approval to market the Company’s products; ability to manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital to support its operations.

To date, the Company’s commercial operations have not generated enough revenues to make the Company profitable. As of June 30, 2016, the Company had an accumulated deficit of $103.5 million, and incurred losses from operations of $9.2 million and $4.9 million for the six and three months then ended, respectively. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and the Company’s other operating requirements, management believes that the existing cash at June 30, 2016 will be sufficient to fund operations for at least the next twelve months following the balance sheet date. However, the Company will need additional funding thereafter to complete the hemodialysis clinical trial in the U.S. which commenced in December 2015 as well as to initiate the planned Phase 3 clinical trial in oncology patients with catheters receiving total parenteral nutrition. At June 30, 2016, the Company had $8.4 million available under its at-the-market program of which approximately $1.8 million was raised subsequent to quarter end. There is no assurance that conditions will allow the Company to raise additional funds available under its at-the-market program.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products in order to complete its ongoing and planned Phase 3 clinical trials and until it achieves profitability, if ever. The Company can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its research and development programs which would likely have a material adverse effect on the Company’s business.

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

For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at June 30, 2016.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of June 30, 2016, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2016 and December 31, 2015 of the Company’s financial assets that are measured on a recurring basis:

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$3,521,427	$-	$-	$3,521,427
U.S. Government Agency Securities	3,021,439	(190)	651	3,021,900
Corporate Securities	11,570,367	(2,185)	1,483	11,569,665
Commercial Paper	1,999,279	-	-	1,999,279
Subtotal	16,591,085	(2,375)	2,134	16,590,844
Total June 30, 2016	$20,112,512	$(2,375)	$2,134	$20,112,271
December 31, 2015:
Money Market Funds included in Cash Equivalents	$3,353,067	$-	$-	$3,353,067
U.S. Government Agency Securities	6,531,914	(3,014)	-	6,528,900
Corporate Securities	15,065,595	(21,637)	412	15,044,370
Commercial Paper	1,995,116	-	-	1,995,116
Subtotal	23,592,625	(24,651)	412	23,568,386
Total December 31, 2015	$26,945,692	$(24,651)	$412	$26,921,453

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$3,521,427	$3,521,427	$-	$-
US Government Agency Securities	3,021,900	-	3,021,900	-
Corporate Securities	11,569,665	-	11,569,665	-
Commercial Paper	1,999,279	-	1,999,279	-
Subtotal	16,590,844	-	16,590,844	$-
Total June 30, 2016	$20,112,271	$3,521,427	$16,590,844	$-
December 31, 2015:
Money Market Funds	$3,353,067	$3,353,067	$-	$-
US Government Agency Securities	6,528,900	-	6,528,900	-
Corporate Securities	15,044,370	-	15,044,370	-
Commercial Paper	1,995,116	-	1,995,116	-
Subtotal	23,568,386	-	23,568,386	$-
Total December 31, 2015	$26,921,453	$3,353,067	$23,568,386	$-

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

Restricted Cash

As of June 30, 2016 and December 31, 2015, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

Inventories, net

Inventories are valued at the lower of cost or market on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods for the Neutrolin product. Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$221,355	$244,459
Work in process	355,297	424,622
Finished goods	46,848	7,488
Inventory reserve	(466,000)	(300,000)
Total	$157,500	$376,569

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses

Accrued expenses consist of the following:
	June 30, 2016	December 31, 2015
Professional and consulting fees	$240,833	$282,975
Accrued payroll and payroll taxes	703,224	532,084
Clinical trial and manufacturing development	853,150	226,042
Monitoring program fees	40,207	65,076
Statutory taxes	963	67,236
Other	38,294	48,144
Total	$1,876,671	$1,221,557

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition (“Topic 13”), and Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  This guidance requires that revenue is recognized from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company recognizes net sales upon shipment of product to the dialysis centers.

Deferred Revenue

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired. As a result of this warranty, the Company may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell such product. Due to limited sales experience with the customer, the Company is unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, the Company has deferred the revenue and related cost of sales associated with the shipment of this product. Since the Company will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as Deferred Revenue on the condensed consolidated balance sheet which amounted to approximately $124,000 and $121,000 at June 30, 2016 and December 31, 2015, respectively.

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. The Company recognized $2,200 revenue related to the Wonik agreement for each of the three months ended June 30, 2016 and 2015. Deferred revenue short-term balance at June 30, 2016 and December 31, 2015 amounted to approximately $9,000 for each period and deferred revenue long-term balances at June 30, 2016 and December 31, 2015 amounted to approximately $24,000 and $29,000, respectively.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Six Months Ended
	June 30, 2016	June 30, 2015
Series C non-voting convertible preferred stock	2,865,000	2,865,000
Series D non-voting convertible preferred stock	1,479,240	1,479,240
Series E non-voting convertible preferred stock	1,959,759	1,959,759
Shares underlying outstanding warrants	4,006,468	4,422,188
Shares underlying outstanding stock options	4,134,545	3,594,545
Total	14,445,012	14,320,732

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

The Company has entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with MLV & Co. LLC, now a subsidiary of FBR & Co. (“MLV”), under which the Company may issue and sell up to $40.0 million of shares of its common stock from time to time through MLV acting as agent, subject to limitations imposed by the Company, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. When the Company wishes to issue and sell common stock under the Sales Agreement, it notifies MLV of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. MLV is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Sales Agreement. The shares of common stock to be sold under the Sales Agreement are registered under an effective registration statement filed with the SEC. During the six months ended June 30, 2016, the Company issued 811,721 shares of common stock under the Sales Agreement and realized net proceeds of approximately $2.0 million.

During the six months ended June 30, 2016, the Company issued the following shares of its common stock upon exercise of stock options resulting in gross proceeds of $410,700 to the Company:

●
30,000 shares of common stock with an exercise price of $0.29 per share;
●
300,000 shares of common stock with an exercise price of $0.68 per share;
●
120,000 shares of common stock with an exercise price of $0.90 per share; and
●
50,000 shares of common stock with an exercise price of $1.80 per share.

During the six months ended June 30, 2016, the Company issued 21,454 shares of its common stock upon a cashless exercise of 25,000 warrants.

Stock Options

During the six months ended June 30, 2016, the Company granted ten-year non-qualified stock options under the 2013 Plan covering an aggregate of 1,041,000 shares of the Company’s common stock to its officers, directors, employees and consultants.

During the six months ended June 30, 2016 and 2015, total compensation expense for stock options issued to employees, directors, officers and consultants was $728,180 and $1,987,702, respectively and $286,110 and $960,778 for the three months ended June 30, 2016 and 2015, respectively.

The fair value of the grants were determined using the Black-Scholes option pricing model with the following assumptions:

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016
Expected Term	5 -10 years
Volatility	96% - 98%
Dividend yield	0.0%
Risk-free interest rate	1.25% - 1.94%

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

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2016 is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,600,045	$1.82
Exercised	(500,000)	$0.82
Forfeited	(156,500)	$2.03
Expired	-	-
Granted	1,041,000	$2.14
Outstanding at end of period	3,984,545	$2.02
Options exercisable	3,047,123	$1.95
Weighted-average fair value of options granted during the period		$1.64

Weighted average remaining contractual life of stock options outstanding (years)	6.3
Weighted average remaining contractual life of stock options exercisable (years)	5.2
Weighted average vesting period over which total compensation expense related to non-vested options not yet recognized (years)	1.1
Compensation expense related to non-vested options not yet recognized	$1,193,963
Aggregate intrinsic value of stock options exercised	$980,039
Aggregate intrinsic value of stock options outstanding	$1,783,259

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Warrants

The following table is the summary of warrant activity for the six months ended June 30, 2016:

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	4,422,188	$1.80	3.07
Granted	-	-	-
Expired	(390,720)	$3.44	-
Exercised	(25,000)	$0.40	-
Outstanding at end of period	4,006,468	$1.65	2.86

Note 4 — Related Party Transactions:

On March 3, 2015, the Company entered into a backstop agreement with an existing institutional investor, Manchester Securities Corp., a wholly owned subsidiary of Elliott Associates, L.P., and a beneficial holder of more than 5% of the Company’s outstanding common stock. Pursuant to the backstop agreement, Manchester had agreed to lend the Company, at its request, up to $4,500,000 less the dollar amount of gross proceeds received by the Company upon the exercise of warrants to purchase common stock issued in connection with its initial public offering, or IPO, on or before April 30, 2015, provided that the loan could not exceed $3,000,000.  As a result of the backstop agreement, in March 2015, the Company issued five-year warrants exercisable for an aggregate of up to 283,400 common shares with an exercise price of $7.00 per share and recorded an expense of $1,583,000 for the value of these warrants. The backstop agreement was not accessed.  Pursuant to the backstop agreement, the Company granted Manchester the right for as long as it or its affiliates hold any of the Company’s common stock or securities convertible into its common stock to appoint up to two members to the Company’s board of directors and/or to have up to two observers attend board meetings in a non-voting capacity. Manchester appointed one director in August 2015 and appointed another director in April 2016.

Note 5 — Commitments and Contingencies:

Contingency Matters

On September 9, 2014, the Company filed in the District Court of Mannheim, Germany a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of the Company’s European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the "EPO") on January 8, 2014 (the “Prosl European Patent”).  The Prosl European Patent covers a low dose heparin catheter lock solution for maintaining patency and preventing infection in a hemodialysis catheter.  In this action, the Company claims that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent.  The Company believes that its patent is sound, and is seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step.  The Company cannot predict what other defenses the Defendants may raise, or the ultimate outcome of either of these related matters.

In the same complaint against the same Defendants, the Company also alleged an infringement (requesting the same remedies) of NDP’s utility model DE 20 2005 022 124 U1 (the “Utility Model”), which the Company believes is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model claims are now being tried separately. TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the "German PTO") based on the similar arguments as those in the opposition against the Prosl European Patent.

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

The Court issued its decisions on May 8, 2015 staying both proceedings. In its decisions, the Court found that the commercialization by TauroPharm in Germany of its TauroLock catheter lock solutions Hep100 and Hep500 infringes both the Prosl European Patent and the Utility Model and further that there is no prior use right that would allow TauroPharm to continue to make, use or sell its product in Germany. However, the Court declined to issue an injunction in favor of the Company that would preclude the continued commercialization by TauroPharm based upon its finding that there is a sufficient likelihood that the EPO, in the case of the Prosl European Patent, or the German PTO, in the case of the Utility Model, may find that such patent or utility model is invalid. Specifically, the Court noted the possible publication of certain instructions for product use that may be deemed to constitute prior art. As such, the District Court determined that it will defer any consideration of the request by the Company for injunctive and other relief until such time as the EPO or the German PTO has ruled on the underlying validity of the Prosl European Patent and the Utility Model.

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. The EPO held a hearing in the opposition proceeding on November 25, 2015. In its preliminary consideration of the matter, the EPO (and the German PTO) had regarded the patent as not inventive or novel due to publication of prior art. However, the EPO did not issue a decision at the end of the hearing but adjourned the matter due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of the prior art. No date has yet been scheduled for such further hearing as of the filing of this 10-Q.  While the Company continues to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that the Company will prevail in this matter. The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision is subject to appeal and has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration of the validity and possible infringement of the Prosl Patent by the EPO.

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team has prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing has been scheduled for November 15, 2016.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 7, 2015, a putative class action lawsuit was commenced against the Company and certain of its current and former officers in the United States District Court for the District of New Jersey, captioned Li v. Cormedix Inc., et al., Case 3:15-cv-05264 (the “Securities Class Action”). On September 4, 2015, two individuals, Shahm Martini and Paul Chretien (the “Martini Group”), filed a Motion to Appoint Lead Plaintiff. On that same date, another individual, Elaine Wood, filed a competing Motion to Appoint Lead Plaintiff. On September 18, 2015, the Martini Group withdrew its motion. Thereafter, on September 22, 2015, the Court appointed Elaine Wood as Lead Plaintiff and, on October 2, 2015, appointed the Rosen Law Firm as Lead Counsel.

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

On February 1, 2016, the Cormedix Defendants filed a motion to dismiss all claims asserted against them in the Amended Complaint on the grounds, among others, that the Amended Complaint fails to adequately allege: (1) material misstatements or omissions; (2) scienter by any of the Cormedix Defendants; or (3) loss causation. The Court heard oral argument on this motion on July 18, 2016 and took the matter under advisement.

On May 13, 2016, a putative shareholder derivative action was filed in the Superior Court of New Jersey against the Company and certain present and former directors and officers captioned Raval v. Milby, et. al., Docket No. C-12034-6 (the “Derivative Action”). The factual allegations of the Derivative Action substantially overlap the factual allegations contained in the Amended Complaint in the Securities Class Action. The plaintiff purports to assert claims against the individual defendants on behalf of the Company for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint in the Derivative Action seeks unspecified damages, interest, attorneys’ fees and other costs, and certain amendments to the Company’s “corporate governance and internal procedures”. On June 30, 2016, the Court entered a stipulated order, among other things, staying the Derivative Action until 30 days after either: (a) the entry of any order denying any motion to dismiss the Derivative Action in the Securities Class Action, or (b) the entry of a final order dismissing the Securities Class Action with prejudice.

The Company believes that it has substantial legal and factual defenses to the claims in the Securities Class Action and the Derivative Action and intends to continue vigorously defending those cases.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments

Manufacturing

Navinta LLC, a U.S.-based API developer, has provided API manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for CRMD003, pursuant to an original supply agreement dated December 7, 2009 (the “Navinta Agreement”). The original Navinta Agreement provided that Navinta would supply taurolidine (the API for CRMD003) to the Company on an exclusive worldwide basis in the field of the prevention and treatment of human infection and/or dialysis so long as the Company purchases a minimum of $2,250,000 of product on an annual basis for five years following the Company’s first commercial sale of a product incorporating taurolidine. The Company did not purchase the required amounts and as a result, lost its exclusive manufacturing rights. The Company would have also been required to make certain cash payments to Navinta upon the achievement of certain sales-based milestones which was based on a tiered approach and was not to commence until the Company achieves a designated net sales threshold. The maximum aggregate amount of such payments, assuming achievement of all milestones, would have been $1,975,000 over five years. There were no milestones achieved during the six months ended June 30, 2016.

On March 24, 2015, the Company and Navinta LLC entered into an amendment to the Navinta Agreement to extend the term of the Navinta Agreement to March 31, 2016 and to lower the price per kilogram of API that the Company purchases from Navinta LLC under the Navinta Agreement. The Company also agreed to purchase a minimum amount of product from Navinta LLC during 2015, which replaced the prior minimum purchase requirement. The Navinta Agreement expired on March 31, 2016 without delivery of the minimum purchase requirement. The Agreement will not be renewed and no further obligations for purchase nor milestone payments for sales exist.

The Company has developed a program aimed at reducing the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of that program, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 will coordinate certain manufacturing services related to taurolidine. Specifically, RC2 will undertake a critical parameters evaluation for the Company’s manufacturing needs and coordinate the cGMP processes set forth in the agreement that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The total cost for RC2’s services under the preliminary services agreement is expected to be approximately $1.7 million which is expected to be incurred through the fourth quarter of 2016. During the three and six months ended June 30, 2016, the Company recognized research and development expense of $35,000 and $71,000, respectively for its services related to the agreement and $380,000 for the three and six months ended June 30, 2015. The Company anticipates a significant cost reduction commercially for the cost of taurolidine.

The Company also has several service agreements with RC2 for the manufacture of clinical supplies to support its ongoing and planned Phase 3 clinical trials for an aggregate amount of $3.4 million.  During the three and six months ended June 30, 2016, the Company recognized research and development expense of approximately $355,000 and $743,000, respectively, related to these agreements. The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

Clinical and Regulatory

In December 2015, CorMedix signed a Master Service Agreement and Work Order (the “Master Service Agreement”) with PPD Development, LP (“PPD”) for a $19.2 million Phase 3 multicenter, double-blind, randomized active control study (the “Phase 3 Clinical Trial”) to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The Phase 3 Clinical Trial is expected to accrue up to 632 patients in approximately 70 sites in the U.S. The Phase 3 Clinical Trial will stop when there are 162 incidences. The Data and Safety Monitoring Board is projected to do an interim analysis for safety when half of the patients are enrolled or there are 81 events, whichever occurs first. This is projected to be in the fourth quarter of 2016. During the three and six months ended June 30, 2016, the Company recognized $1.1 million and $2 million research and development expense related to this agreement.

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

In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. In 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of June 30, 2016 is 109,157 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at June 30, 2016. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the three and six months ended June 30, 2016.

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

Pursuant to the terms of his employment agreement, Mr. Milby will be entitled to receive his base salary and benefits for a period of twelve months following the effective date of the termination of his employment, or, in the case of benefits, until such time as he receives equivalent coverage and benefits under plans and programs of a subsequent employer if such receipt is prior to the expiration of the twelve month period. To the extent any of the aforementioned benefits cannot be provided to former employees, the Company will pay Mr. Milby a lump-sum payment in the amount necessary to allow Mr. Milby to purchase the equivalent benefits. The Company accrued $325,000 of severance pay during the year ended December 31, 2015 which remained unpaid at June 30, 2016.

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
Rent expense for the three and six months ended June 30, 2016 was $16,000 and $35,000, respectively and $16,000 and $40,000 for the three and six months ended June 30, 2015, respectively.

Under the Company’s current lease agreements, the total remaining lease obligation as of June 30, 2016 is set forth below:

2017	$62,053
2018	45,157
Total	$107,210

Note 6 — Subsequent Events:

From July 1, 2016 through August 1, 2016, the Company issued 1,040,684 shares of common stock under its at-the-market program and realized net proceeds of approximately $1.8 million.

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

Overview

CorMedix Inc. and Subsidiary (referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is on the development of our lead product candidate, Neutrolin® (also known as CRMD003), for potential commercialization in the United States (“U.S.”) and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin®. Neutrolin is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care / intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality when they occur. We believe Neutrolin addresses a significant unmet medical need and potential large market opportunities.

The U.S. Food and Drug Administration, or FDA, has designated Neutrolin as a Qualified Infectious Disease Product (QIDP) for prevention of catheter related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides an additional five years of market exclusivity in addition to the five years granted for a New Chemical Entity. In addition, in January 2015, the FDA granted Fast Track designation to Neutrolin Catheter Lock Solution, pursuant to the Food and Drug Administration Safety Innovation Act (FDASIA) highlighting the large unmet need to prevent infections in the U.S. healthcare system. The Fast Track designation of Neutrolin provides us with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

In late 2013, we met with the FDA to determine the pathway for U.S. marketing approval of Neutrolin. Based on those discussions, we plan to conduct two pivotal trials to demonstrate safety and effectiveness of Neutrolin to secure marketing approval. We initiated one Phase 3 clinical trial in hemodialysis patients with a central venous catheter in December 2015 and plan to initiate one Phase 3 trial in oncology patients with catheters receiving total parenteral nutrition.

We launched the Phase 3 clinical trial in hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial, or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, placebo-controlled, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial is time to CRBSI. The trial will evaluate whether Neutrolin is superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI. Key secondary endpoints are catheter patency which is defined as required use of tissue plasminogen activating factor (tPA) or removal of catheter due to dysfunction and catheter removal for any reason. We project that the Data and Safety Monitoring Board will conduct a safety analysis in the fourth quarter of 2016 when half of the patients are enrolled or when there have been 81 events, whichever occurs first. In addition, we project to complete enrollment in the first quarter of 2017 with top line data release in the third quarter of 2017.

Our plans also include conducting a Phase 3 clinical trial in oncology patients with catheters receiving total parenteral nutrition, or LOCK-IT-200. We are in discussions with the FDA to develop the design of the trial. These plans are subject to funding requirements (see Funding and Capital Requirements).

In July 2013, we received CE Mark approval for Neutrolin. As a result, in December 2013, we began the commercial launch of Neutrolin in Germany for the prevention of catheter-related bloodstream infections (“CRBSI”), and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

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

We are evaluating opportunities for the possible expansion of indications for taurolidine. Provisional patents have been submitted in four areas, antimicrobial sutures, nanofiber webs, wound management, and osteoarthritis and visco-supplementation.   There exists a need to control and protect against surgical site infections upon closure with sutures.  We believe taurolidine could offer benefits not currently available in marketed antimicrobial sutures.  We also believe that the nanofiber webs used for absorbable meshes could benefit from taurolidine’s minimal inflammatory response and infection control.  Taurolidine incorporated into webs or hydrogels could also be used for wound management especially wounds in less sterile environments and burn patients.  Lastly, incorporating taurolidine into formulations for osteoarthritis and visco-supplementation may benefit from taurolidine’s anti-inflammatory and anti-infection properties. We have entered into a research collaboration regarding incorporating taurolidine into electrospun nanofibers.

In March 2015, we commenced a process to evaluate our strategic alternatives in order to accelerate the global development of Neutrolin and maximize shareholder value.  We engaged investment bank Evercore Group L.L.C. to provide financial advice and assist us with our evaluation process.  After the process with Evercore, we announced in July 2015 that we expected to continue to pursue product development and commercialization opportunities on our own, rather than pursuing a possible sale of our company as this time.  We terminated the arrangement with Evercore in July 2016, although we will remain open to and consider strategic partnerships.

Since our inception, we have not generated enough revenue from product sales to be profitable.  Our operations to date have been primarily limited to licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, performing business and financial planning, performing research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin, and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to incur increases in our cash used in operations as we continue to market Neutrolin in Europe and other markets, prepare for and undertake our ongoing and planned Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of June 30, 2016, we had an accumulated deficit of approximately $103.5 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Financial Operations Overview

Revenue

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) Topic 13, Revenue Recognition (Topic 13), and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605).

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

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by us if the customer was not able to sell the product before it expired. As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, we are unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, we deferred the revenue and related cost of sales associated with the shipment of this product. Since we will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as Deferred Revenue on the condensed consolidated balance sheets.

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

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.

Development timelines, probability of success and development costs vary widely. Our current focus is on clinical development efforts in the U.S. Based on our discussions with the FDA, we initiated the Phase 3 clinical trial in hemodialysis catheters in December 2015 and subject to finalization of the protocol, we plan to initiate the Phase 3 trial in oncology patients with catheters receiving total parenteral nutrition when and as funding becomes available, depending on our ability to raise additional capital and our ability to complete the hemodialysis catheters trial within our expected budget. We expect that the ongoing Phase 3 trial for hemodialysis catheters will cost approximately $26 million to $30 million. We are still finalizing the details of the protocol for the planned second Phase 3 trial for oncology patients with catheters receiving total parenteral nutrition and are unable to provide a cost estimate at this time.  See Liquidity and Capital Resources.

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

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The following is a tabular presentation of our consolidated operating results:

	For the Three Months Ended June 30,		% of Change Increase
	2016	2015	(Decrease)
Revenue	$16,511	$119,973	(86)%
Cost of sales	(187,192)	(101,798)	84%
Gross profit (loss)	(170,681)	18,175	(1039)%
Operating Expenses:
Research and development	(2,772,959)	(1,797,588)	54%
Selling, general and administrative	(1,968,580)	(2,355,176)	(16)%
Total operating expenses	(4,741,539)	(4,152,764)	14%
Loss from operations	(4,912,220)	(4,134,589)	19%
Interest income	29,426	8,778	235%
Foreign exchange transaction loss	(4,005)	(5,597)	(28)%
Interest expense	(41)	(3,692)	(99)%
Net loss	(4,886,840)	(4,135,100)	18%
Other comprehensive income (loss)	(2,836)	(9,078)	(69)%
Comprehensive loss	$(4,889,676)	$(4,144,178)	18%

Revenue. Revenue was $17,000 for the three months ended June 30, 2016 compared to $120,000 in the same period last year, a decrease of $103,000. The decrease was due to lower sales of Neutrolin in Germany and the Middle East. In addition, we realized $2,000 associated with the amortization of deferred revenue from a non-refundable payment received from a distribution agreement for the three month periods ended June 30, 2016 and 2015.

Cost of Sales. Cost of sales was $187,000 for the three months ended June 30, 2016 compared to $102,000 in the same period last year, an increase of $85,000. The increase was primarily due to an increase of inventory reserve of $166,000, offset by decreases in ongoing stability studies of $27,000 and decreased cost of materials due to lower sales during the three months ended June 30, 2016 of $54,000.

Research and Development Expense. R&D expense was $2,773,000 for the three months ended June 30, 2016, an increase of $975,000 from $1,798,000 for the three months ended June 30, 2015. The increase was primarily attributable to $1,314,000 of expenses related to the ongoing Phase 3 clinical trial in hemodialysis catheters in the U.S.; cost of new studies related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $225,000 and personnel cost of $200,000. These increases were offset by decreases in pharmacoeconomics and pricing and market research studies conducted in 2015 of $305,000; non-cash stock based compensation of $381,000; and costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $91,000.

Selling, General and Administrative Expense. SG&A expense was $1,969,000 for the three months ended June 30, 2016, a decrease of $386,000 from $2,355,000 for the three months ended June 30, 2015. The decrease was primarily attributable to a decrease in selling costs related to commercialization of Neutrolin in the EU of $279,000; decreases in costs related to business development activities of $183,000; a decrease in non-cash charge of $293,000 for stock-based compensation expense; and a non-cash charge of $113,000 for modification of warrants in 2015. These decreases, among others of lesser significance, were offset by an increase in legal fees due mainly to ongoing securities litigation of $182,000; consulting fees of $197,000; and personnel cost of $108,000.

Interest Income. Interest income was $29,000 for the three months ended June 30, 2016 compared to $9,000 for the same period last year, an increase of $20,000. The increase was attributable to having higher average interest-bearing cash balances during the three months ended June 30, 2016 as compared to the same period last year.

Interest Expense. Interest expense decreased by $4,000 for the three months ended June 30, 2016 as compared to the same period last year due to lower interest paid for financed expenses.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income totaling a $3,000 and $9,000 loss for the three months ended June 30, 2016 and 2015, respectively.

Six months ended June 30, 2016 compared to six months ended June 30, 2015
	For the Six Months Ended June 30,		% of Chaange Increase
	2016	2015	(Decrease)
Revenue	$57,939	$151,237	(62)%
Cost of sales	(237,421)	(119,117)	99%
Gross profit (loss)	(179,482)	32,120	(659)%
Operating Expenses:
Research and development	(4,862,551)	(3,032,103)	60%
Selling, general and administrative	(4,131,516)	(5,048,279)	(18)%
Total operating expenses	(8,994,067)	(8,080,382)	(11)%
Loss from operations	(9,173,549)	(8,048,262)	(14)%
Interest income	61,062	9,321	555%
Foreign exchange transaction loss	(4,492)	(6,026)	(25)%
Value of warrants issued in connection with backstop financing	-	(1,583,252)	(100)%
Interest expense	(1,033)	(4,550)	(77)%
Net loss	(9,118,012)	(9,632,769)	(5)%
Other comprehensive income (loss)	28,015	(6,268)	547%
Comprehensive loss	$(9,089,997)	$(9,639,037)	(6)%

Revenue. Revenue was $58,000 for the six months ended June 30, 2016 as compared to $151,000 for the same period last year, a decrease of $93,000. The decrease was due to lower sales of Neutrolin in Germany and the Middle East. In addition, we realized $4,000 associated with the amortization of deferred revenue from a non-refundable payment received from a distribution agreement for the six month periods ended June 30, 2016 and 2015.

Cost of Sales. Cost of sales was $237,000 for the six months ended June 30, 2016 compared to $119,000 in the same period last year, an increase of $118,000. The increase was primarily due to an increase of inventory reserve of $166,000 and write-off of raw materials of $21,000, offset by decreases in ongoing stability studies of $36,000 and decreased cost of materials due to lower sales during the six months ended June 30, 2016 of $33,000.

Research and Development Expense. R&D expense was $4,863,000 for the six months ended June 30, 2016, an increase of $1,831,000, from $3,032,000 for the same period last year. The increase was primarily attributable to $2,313,000 expenses related to the ongoing Phase 3 clinical trial in hemodialysis catheters in the U.S., which began in December 2015; cost of new studies related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $283,000; costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $282,000; personnel cost of $233,000; and consulting fees pertaining mainly to regulatory activities of $73,000. These increases were offset by decreases in pharmacoeconomics and pricing and market research studies conducted in 2015 of $611,000; and non-cash stock based compensation of $753,000.

Selling, General and Administrative Expense. SG&A expense was $4,132,000 for the six months ended June 30, 2015, a decrease of $916,000 from $5,048,000 for the same period last year. The decrease was primarily attributable to a decrease in selling costs related to commercialization of Neutrolin in the EU of $478,000; decreases in costs related to business development activities of $353,000; a decrease in non-cash charge of $506,000 for stock-based compensation expense; and a non-cash charge of approximately $113,000 for modification of warrants in 2015. These decreases, among others of lesser significance, were offset by an increase in legal fees due mainly to ongoing securities litigation of $271,000; and consulting fees of $263,000.

Interest Income. Interest income was $61,000 for the six months ended June 30, 2016 as compared to $9,000 for the same period last year, an increase of $52,000. The increase was attributable to higher interest-bearing cash balance during the second quarter of 2016 compared to the same period in 2015.

Interest Expense. Interest expense was $1,000 for the six months ended June 30, 2016 as compared to $5,000 for the same period last year, a decrease of $4,000 due to lower interest paid for financed expenses.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income totaling approximately $28,000 income for the six months ended June 30, 2016 and $6,000 loss for the six months ended June 30, 2015.
Liquidity and Capital Resources

Sources of Liquidity

We have not been profitable and have generated operating losses since we were incorporated in July 2006. During the six months ended June 30, 2016, we received gross proceeds of $2 million from the issuance of 811,721 shares of common stock under the at-the-market-issuance sales agreement and $410,700 from the following exercise of stock options:

●
30,000 shares of common stock with an exercise price of $0.29 per share;
●
300,000 shares of common stock with an exercise price of $0.68 per share;
●
120,000 shares of common stock with an exercise price of $0.90 per share; and
●
50,000 shares of common stock with an exercise price of $1.80 per share.

Net Cash Used in Operating Activities

Net cash used in operating activities was $9,218,000 for the six months ended June 30, 2016 as compared to $5,947,000 for the same period last year. The net loss of $9,118,000 for the six months ended June 30, 2016 was lower than cash used in operating activities by $100,000. The difference is primarily attributable to non-cash stock-based compensation of $728,000 and an increase to the inventory reserve of $166,000, an increase in accrued expenses of $652,000, and decreases in trade receivables and inventory of $317,000 and $53,000, respectively, offset by an increase in prepaid expenses of $1,418,000 and a decrease in accounts payable of $602,000. In comparison for the same period last year, the net loss of $9,633,000 was higher than cash used in operating activities by $3,686,000. The difference was primarily attributable to a non-cash charge for warrants issued in connection with the backstop agreement of $1,583,000, non-cash stock-based compensation of $1,988,000 and increases in accounts payable and accrued expenses of $256,000 and $302,000, respectively, partially offset by increases in restricted cash and prepaid expenses of $132,000 and $133,000, respectively.

Net Cash Provided by (Used in) Investing Activities

Cash provided by (used in) investing activities for the six months ended June 30, 2016 was $7,000,000, attributable to the proceeds on the sale of short-term investments as compared to cash used in investing activities of $13,396,000 for the same period last year due to the purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,421,000 for the six months ended June 30, 2016 as compared to $39,121,000 for the same period last year, a decrease of $36,700,000. During the six months ended June 30, 2016, we received net proceeds of $2,010,000 from the sale of our common stock in the at-the-market program and $410,700 from the exercise of stock options. In comparison, for the same period last year, we received net proceeds of $23,982,000 from the sale of our common stock in the at-the-market program $14,658,000 from the exercise of warrants, $452,000 from the exercise of stock options and $28,000 from short swing profit recovery

Funding and Capital Requirements

Our total cash on hand and short-term investments as of June 30, 2016 was $28,612,000 excluding restricted cash of $172,000, compared to $35,386,000 at December 31, 2015. In addition, we have approximately $8.4 million available for sale under our at-the-market program at June 30, 2016. Because our business has not currently generated positive operating cash flow, we will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development activities and our business development activities, as well as to fund operations generally. Our continued operations and completion of our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S. which was initiated in December 2015 will depend on whether we are able to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We also plan to conduct a Phase 3 clinical trial in oncology patients with catheters receiving total parenteral nutrition in the U.S. for which additional funds over and above the funds needed for the hemodialysis Phase 3 clinical trial will be required to begin and complete that study. However, we can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.
We expect to continue to fund operations from cash on hand and through either capital raising sources as previously described, which may be dilutive to existing stockholders, or through generating revenues from the licensing of our products or strategic alliances. At June 30, 2016, we had approximately $8.4 million available for sale under our at-the market program which we intend to utilize, if conditions allow, to support our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S., however, we may seek to sell additional equity or debt securities, obtain a bank credit facility, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

While we expect to grow product sales, we do not anticipate that we will generate significant product sales revenue in the foreseeable future. In the absence of such revenue, we would experience continuing operating cash flow deficits. We expect to incur increases in our cash used in operations as we continue to undertake and prepare for our ongoing and planned Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property and seek FDA approval of Neutrolin in the U.S.

Based on our cash resources at June 30, 2016 and the expected cost of the Phase 3 clinical trial in hemodialysis catheters in the U.S., we believe that our existing cash and short-term investments will be sufficient to fund our operations for at least the next twelve months following the balance sheet date but will not be sufficient to complete the Phase 3 trial for hemodialysis catheters in the U.S. or to begin the planned Phase 3 trial for oncology patients with catheters receiving total parenteral nutrition. We currently anticipate judiciously utilizing our existing at-the-market program and if successful, we project to have sufficient funds through the release of top line data read out in the third quarter of 2017; however we cannot ensure we will be able to access the at-the-market program when necessary, or in the amounts we may need. From July 1, 2016 through August 1, 2016, we realized net proceeds of approximately $1.8 million as a result of the issuance of 1,040,684 shares of common stock under our at-the-market program. If we are unable to raise additional funds when needed, we may not be able to complete our ongoing Phase 3 clinical trial, commence our planned Phase 3 clinical trial for oncology patients with catheters receiving total parenteral nutrition or market our products and we could be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

Revenue Recognition

We recognize revenue in accordance with SEC SAB Topic 13, “Revenue Recognition (“Topic 13) and FASB ASC 605, “Revenue Recognition” (“ASC 605”). Our product Neutrolin received its CE Mark in Europe in July 2013 and shipment of product to the dialysis centers began in December 2013. In accordance with Topic 13, we recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. We recognize revenue upon shipment of product to the dialysis centers because the four revenue recognition criteria are met at that time. For an upfront payment related to an exclusive distribution agreement, we record it as deferred revenue and recognize revenue on a straight-line basis over the contractual term of the agreement

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that any product shipped with less than 75% of its shelf life remaining would be replaced by us if the customer was not able to sell the product before it expired. As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, we are unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, we have deferred the revenue and related cost of sales associated with the shipment of this product. Since we will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as “Deferred revenue” on the consolidated balance sheet.

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
●       Level 3 inputs —Unobservable inputs for the asset or liability, which are supported by little or no market activity and are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

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

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer and principal financial officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2016.  Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, our management, including our Chief Executive Officer (who is our principal executive officer and principal financial officer), have concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the same complaint against the same Defendants, we also alleged an infringement (requesting the same remedies) of NDP’s utility model DE 20 2005 022 124 U1 (the “Utility Model”), which we believe is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model claims are now being tried separately.  TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the "German PTO") based on the similar arguments as those in the opposition against the Prosl European Patent.

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

The Court issued its decisions on May 8, 2015 staying both proceedings.  In its decisions, the Court found that the commercialization by TauroPharm in Germany of its TauroLock catheter lock solutions Hep100 and Hep500 infringes both the Prosl European Patent and the Utility Model and further that there is no prior use right that would allow TauroPharm to continue to make, use or sell its product in Germany. However, the Court declined to issue an injunction in favor of us that would preclude the continued commercialization by TauroPharm based upon its finding that there is a sufficient likelihood that the EPO, in the case of the Prosl European Patent, or the German PTO, in the case of the Utility Model, may find that such patent or utility model is invalid. Specifically, the Court noted the possible publication of certain instructions for product use that may be deemed to constitute prior art. As such, the District Court determined that it will defer any consideration of the request by us for injunctive and other relief until such time as the EPO or the German PTO has ruled on the underlying validity of the Prosl European Patent and the Utility Model.

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. In its preliminary consideration of the matter, the EPO (and the German PTO) regarded the patent as not inventive or novel due to publication of prior art.  Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of prior art. No date has yet been established for such further hearing as of the filing of this 10-Q.  While we continue to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that we will prevail in this matter. The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision is subject to appeal and has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration of the validity and possible infringement of the Prosl Patent by the EPO.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint.  On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing has been scheduled for November 15, 2016.

On July 7, 2015, a putative class action lawsuit was commenced against the Company and certain of its current and former officers in the United States District Court for the District of New Jersey, captioned Li v. Cormedix Inc., et al., Case 3:15-cv-05264 (the “Securities Class Action”). On September 4, 2015, two individuals, Shahm Martini and Paul Chretien (the “Martini Group”), filed a Motion to Appoint Lead Plaintiff. On that same date, another individual, Elaine Wood, filed a competing Motion to Appoint Lead Plaintiff. On September 18, 2015, the Martini Group withdrew its motion. Thereafter, on September 22, 2015, the Court appointed Elaine Wood as Lead Plaintiff and, on October 2, 2015, appointed the Rosen Law Firm as Lead Counsel.

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

On February 1, 2016, the Cormedix Defendants filed a motion to dismiss all claims asserted against them in the Amended Complaint on the grounds, among others, that the Amended Complaint fails to adequately allege: (1) material misstatements or omissions; (2) scienter by any of the Cormedix Defendants; or (3) loss causation. The Court heard oral argument on this motion on July 18, 2016 and took the matter under advisement.

On May 13, 2016, a putative shareholder derivative action was filed in the Superior Court of New Jersey against the Company and certain present and former directors and officers captioned Raval v. Milby, et. al., Docket No. C-12034-6 (the “Derivative Action”). The factual allegations of the Derivative Action substantially overlap the factual allegations contained in the Amended Complaint in the Securities Class Action. The plaintiff purports to assert claims against the individual defendants on behalf of the Company for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint in the Derivative Action seeks unspecified damages, interest, attorneys’ fees and other costs, and certain amendments to the Company’s “corporate governance and internal procedures”. On June 30, 2016, the Court entered a stipulated order, among other things, staying the Derivative Action until 30 days after either: (a) the entry of any order denying any motion to dismiss the Derivative Action in the Securities Class Action, or (b) the entry of a final order dismissing the Securities Class Action with prejudice.

The Company believes that it has substantial legal and factual defenses to the claims in the Securities Class Action and the Derivative Action and intends to continue vigorously defending those cases.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________
*
Filed herewith.
**
Pursuantto Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: August 4, 2016	By:	/s/ Randy Milby
		Name:	Randy Milby
		Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________
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