Form 10-Q
period 2016-09-30
CorMedix Inc.
filed 2016-11-09
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, as of November 4, 2016 was 40,425,739.

CORMEDIX INC. AND SUBSIDIARY

PART I
FINANCIAL INFORMATION
Item 1.
Consolidated Financial Statements.
CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$9,826,947	$11,817,418
Restricted cash	171,553	171,553
Short-term investments	16,826,712	23,568,386
Trade receivables	22,035	315,771
Inventories, net	118,207	376,569
Prepaid research and development expenses	1,323,743	430,162
Other prepaid expenses and current assets	470,391	379,004
Total current assets	28,759,588	37,058,863
Property and equipment, net	75,843	37,866
Security deposit	5,000	5,000
TOTAL ASSETS	$28,840,431	$37,101,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,758,180	$1,709,397
Accrued expenses	3,149,726	1,221,557
Deferred revenue	131,066	130,409
Total current liabilities	5,038,972	3,061,363
Deferred revenue, long-term	22,093	28,878
TOTAL LIABILITIES	5,061,065	3,090,241

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 450,085 shares issued and outstanding at September 30, 2016 and December 31, 2015	450	450
Common stock - $0.001 par value: 80,000,000 shares authorized; 40,405,739 and 35,963,348 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	40,406	35,964
Accumulated other comprehensive income	83,298	62,130
Additional paid-in capital	136,291,018	128,304,539
Accumulated deficit	(112,635,806)	(94,391,595)
TOTAL STOCKHOLDERS’ EQUITY	23,779,366	34,011,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,840,431	$37,101,729
See Notes to Unaudited Condensed Consolidated Financial Statements.

 CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Revenue:
Net sales	$44,451	$35,947	$102,390	$187,184
Cost of sales	(43,922)	(35,396)	(281,342)	(154,514)
Gross profit (loss)	529	551	(178,952)	32,670
Operating Expenses:
Research and development	(6,840,413)	(1,764,468)	(11,702,965)	(4,796,571)
Selling, general and administrative	(2,318,091)	(2,948,643)	(6,449,608)	(7,996,922)
Total Operating Expenses	(9,158,504)	(4,713,111)	(18,152,573)	(12,793,493)
Loss From Operations	(9,157,975)	(4,712,560)	(18,331,525)	(12,760,823)
Other Income (Expense):
Interest income	32,866	25,019	93,928	30,817
Foreign exchange transactions gain (loss)	(1,091)	674	(5,622)	(5,352)
Value of warrants issued in connection with backstop financing	-	-	-	(1,583,252)
Interest expense	-	(1,609)	(992)	(2,635)
Total Other Income (Expense)	31,775	24,084	87,314	(1,560,422)
Net Loss	(9,126,200)	(4,688,476)	(18,244,211)	(14,321,245)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	(6,765)	5,852	17,233	348
Foreign currency translation gain (loss)	(82)	1,230	3,935	466
Total Other Comprehensive Income (Loss)	(6,847)	7,082	21,168	814
Comprehensive Loss	(9,133,047)	(4,681,394)	(18,223,043)	(14,320,431)
Net loss	(9,126,200)	(4,688,476)	(18,244,211)	(14,321,245)
Dividends, including deemed dividends	-	-	-	(33,121)
Net Loss Attributable To Common Shareholders	$(9,126,200)	$(4,688,476)	$(18,244,211)	$(14,354,366)
Net Loss Per Common Share – Basic and Diluted	$(0.23)	$(0.14)	$(0.49)	$(0.48)
Weighted Average Common Shares Outstanding – Basic and Diluted	39,053,956	34,585,543	37,156,790	30,082,478

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2016
(Unaudited)

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D and Series E		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January 1, 2016	35,963,348	$35,964	450,085	$450	$62,130	$128,304,539	$(94,391,595)	$34,011,488

Stock issued in connection with sale of common stock, net	3,353,437	3,353				6,217,203		6,220,556
Stock issued in connection with warrants cashless exercised	21,454	21				(21)		-
Stock issued in connection with stock options exercised	1,067,500	1,068				848,433		849,501
Stock-based compensation						920,864		920,864
Other comprehensive income					21,168			21,168
Net loss							(18,244,211)	(18,244,211)
Balance at September 30, 2016	40,405,739	$40,406	450,085	$450	$83,298	$136,291,018	$(112,635,806)	$23,779,366

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Cash Flows From Operating Activities:
Net loss	$(18,244,211)	$(14,321,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	920,864	2,908,855
Value of warrants issued in connection with backstop agreement	-	1,583,252
Modification of warrant agreement	-	112,982
Inventory reserve	166,000	-
Depreciation	16,923	11,087
Changes in operating assets and liabilities:
Restricted cash	-	(171,553)
Trade receivables	301,169	(50,178)
Inventory	92,361	(236,120)
Prepaid expenses and other current assets	(981,963)	(247,431)
Accounts payable	47,233	538,533
Accrued expenses and accrued interest	1,921,043	988,198
Deferred revenue	(6,786)	(8,221)
Net cash used in operating activities	(15,767,367)	(8,891,841)
Cash Flows From Investing Activities:
Sale (purchase) of short-term investments	6,758,906	(23,604,267)
Purchase of equipment	(55,107)	(13,796)
Net cash provided by (used in) investing activities	6,703,799	(23,618,063)
Cash Flows From Financing Activities:
Proceeds from sale of common stock from an at-the-market program, net	6,220,556	27,242,752
Proceeds from exercise of warrants	-	14,658,161
Proceeds from short swing profit recovery	-	28,594
Proceeds from exercise of stock options	849,501	492,960
Net cash provided by financing activities	7,070,057	42,422,467
Foreign exchange effect on cash	3,040	(5,124)
Net Increase (Decrease) In Cash	(1,990,471)	9,907,439
Cash – Beginning of Period	11,817,418	4,339,540
Cash – End of Period	$9,826,947	$14,246,979
Cash Paid for Interest	$992	$2,635
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$-	$500
Conversion of wages to common stock	$-	$50,000
Dividends, including deemed dividends	$-	$33,121
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

In late 2013, the Company met with the FDA to determine the pathway for U.S. marketing approval of Neutrolin. Based on those discussions, the Company plans to conduct two pivotal trials to demonstrate the safety and effectiveness of Neutrolin to secure marketing approval. The Company initiated one Phase 3 clinical trial in hemodialysis patients with a central venous catheter in December 2015 and plans to initiate one Phase 3 clinical trial in oncology patients with catheters.

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

The Company plans also include conducting a Phase 3 clinical trial in oncology patients with catheters, or LOCK-IT-200. The Company is in discussion with the FDA to develop the design of the trial. Such plans are also subject to funding requirements (see Note 2).

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

Liquidity and Going Concern

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

To date, the Company’s commercial operations have not generated enough revenues to enable profitability. As of September 30, 2016, the Company had an accumulated deficit of $112.6 million, and incurred losses from operations of $18.2 million and $9.1 million for the nine and three months then ended, respectively. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and the Company’s other operating requirements, management believes that the existing cash at September 30, 2016 will not be sufficient to fund operations for at least the next twelve months following the balance sheet date. Additionally, the Company will need additional funding to complete the hemodialysis clinical trial in the U.S. which commenced in December 2015 as well as to initiate the planned Phase 3 clinical trial in oncology patients with catheters.

At September 30, 2016, the Company had $4.1 million available under its current at-the-market program. In August 2016, the Company entered into a new sales agreement with the same bank to allow the Company to sell up to $40 million of shares of its common stock. The Company will not and cannot access the ATM program under the new sales agreement unless and until (i) the Company and Elliott Associates, L.P. ("Elliot") agree as to the exercise or waiver of Elliott's participation rights in the new ATM program, which rights were granted in a Consent and Exchange Agreement dated September 15, 2014, and apply to any equity financing we undertake until September 15, 2017, and (ii) the registration statement that includes the prospectus for the new ATM program that the Company filed with the Securities and Exchange Commission is declared effective. At such time, the Company will be able to access the new ATM program and will terminate the current ATM program and the related Sales Agreement. There is no assurance that conditions will allow the Company to raise additional funds available under its at-the-market program.

The Company’s continued operations will ultimately depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products in order to complete its ongoing and planned Phase 3 clinical trials and until it achieves profitability, if ever. The Company can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its research and development programs which would likely have a material adverse effect on the Company’s business.

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

For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2016.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2016, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2016 and December 31, 2015 of the Company’s financial assets that are measured on a recurring basis:
September 30, 2016:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$3,310,359	$-	$-	$3,310,359
U.S. Government Agency Securities	3,211,974	-	567	3,212,541
Corporate Securities	12,131,193	(7,688)	114	12,123,619
Commercial Paper	1,490,552	-	-	1,490,552
Subtotal	16,833,719	(7,688)	681	16,826,712
Total September 30, 2016	$20,144,078	$(7,688)	$681	$20,137,071
December 31, 2015:
Money Market Funds included in Cash Equivalents	$3,353,067	$-	$-	$3,353,067
U.S. Government Agency Securities	6,531,914	(3,014)	-	6,528,900
Corporate Securities	15,065,595	(21,637)	412	15,044,370
Commercial Paper	1,995,116	-	-	1,995,116
Subtotal	23,592,625	(24,651)	412	23,568,386
Total December 31, 2015	$26,945,692	$(24,651)	$412	$26,921,453

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

September 30, 2016:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$3,310,359	$3,310,359	$-	$-
US Government Agency Securities	3,212,541	-	3,212,541	-
Corporate Securities	12,123,619	-	12,123,619	-
Commercial Paper	1,490,552	-	1,490,552	-
Subtotal	16,826,712	-	16,826,712	$-
Total September 30, 2016	$20,137,071	$3,310,359	$16,826,712	$-
December 31, 2015:
Money Market Funds	$3,353,067	$3,353,067	$-	$-
US Government Agency Securities	6,528,900	-	6,528,900	-
Corporate Securities	15,044,370	-	15,044,370	-
Commercial Paper	1,995,116	-	1,995,116	-
Subtotal	23,568,386	-	23,568,386	$-
Total December 31, 2015	$26,921,453	$3,353,067	$23,568,386	$-

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

Restricted Cash

As of September 30, 2016 and December 31, 2015, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

Inventories, net

Inventories are valued at the lower of cost or market on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods for the Neutrolin product. Inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials	$221,355	$244,459
Work in process	355,297	424,622
Finished goods	7,555	7,488
Inventory reserve	(466,000)	(300,000)
Total	$118,207	$376,569

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Professional and consulting fees	$333,982	$282,975
Accrued payroll and payroll taxes	722,823	532,084
Clinical trial and manufacturing development	1,763,889	226,042
Product development	285,915	-
Monitoring program fees	20,963	65,076
Statutory taxes	3,307	67,236
Other	18,847	48,144
Total	$3,149,726	$1,221,557

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to an international distributor and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired. As a result of this warranty, the Company may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell such product. Due to limited sales experience with the customer, the Company is unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, the Company has deferred the revenue and related cost of sales associated with the shipment of this product. Since the Company will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as Deferred Revenue on the condensed consolidated balance sheet which amounted to approximately $122,000 and $121,000 at September 30, 2016 and December 31, 2015, respectively. During the quarter ended September 30, 2016, the Company recognized $2,400 of revenue net of related cost of sales for this shipment. Additionally, the change in the exchange rate resulted in an increase in the Deferred Revenue balance of $3,000 during the quarter ended September 30, 2106.

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. The Company recognized $2,200 revenue related to the Wonik agreement for each of the three months ended September 30, 2016 and 2015. Deferred revenue short-term balance at September 30, 2016 and December 31, 2015 amounted to approximately $9,000 for each period and deferred revenue long-term balances at September 30, 2016 and December 31, 2015 amounted to approximately $22,000 and $29,000, respectively.

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

	Nine Months Ended September 30,
	2016	2015
Series C non-voting convertible preferred stock	2,865,000	2,865,000
Series D non-voting convertible preferred stock	1,479,240	1,479,240
Series E non-voting convertible preferred stock	1,959,759	1,959,759
Shares underlying outstanding warrants	4,006,468	4,422,188
Shares underlying outstanding stock options	4,637,255	3,689,545
Total	14,947,722	14,415,732

Stock-Based Compensation

The Company accounts for stock options granted to employees, officers and directors according to ASC No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using a Black-Scholes option pricing model for options with service or performance based conditions and a Monte Carlo option pricing model for options with market vesting conditions. Stock-based compensation cost is recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”).  The non-cash charge to operations for non-employee options with time based vesting provisions is based on the fair value of the options remeasured each reporting period and amortized to expense over the related vesting period. The non-cash charge to operations for non-employee options with performance based vesting provisions is recorded when the achievement of the performance condition is probable and remeasured each reporting period until the performance condition is achieved.

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

Note 3 — Stockholders’ Equity:

Common Stock

The Company has entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with MLV & Co. LLC, now a subsidiary of FBR & Co. (“MLV”), under which the Company may issue and sell up to $40.0 million of shares of its common stock from time to time through MLV acting as agent, subject to limitations imposed by the Company, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. When the Company wishes to issue and sell common stock under the Sales Agreement, it notifies MLV of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. MLV is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Sales Agreement. The shares of common stock to be sold under the Sales Agreement are registered under an effective registration statement filed with the SEC. At September 30, 2016, approximately $4.1 million is available for sale under this Sales Agreement. During the nine months ended September 30, 2016, the Company issued 3,353,437 shares of common stock under the Sales Agreement and realized net proceeds of approximately $6.2 million.

In August 2016, the Company entered into a new At Market Issuance Sales Agreement with FBR Capital Markets & Co. (“FBR”), the successor in interest to MLV, which is identical in terms to the Sales Agreement for the Company’s current ATM program and allows the Company to sell up to $40 million of shares of its common stock. The Company will not and cannot access the ATM program under the new sales agreement unless and until  (i) the Company and Elliott Associates, L.P. ("Elliot") agree as to the exercise or waiver of Elliott's participation rights in the new ATM program, which rights were granted in a Consent and Exchange Agreement dated September 15, 2014, and apply to any equity financing we undertake until September 15, 2017, and (ii) the registration statement that includes the prospectus for the new ATM program that the Company filed with the Securities and Exchange Commission is declared effective. At that time, the Company will be able to access the new ATM program and will terminate the current ATM program and the related Sales Agreement.

During the nine months ended September 30, 2016, the Company issued a total of 1,067,500 shares of common stock upon exercise of stock options resulting in gross proceeds of $849,501 to the Company.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2016, the Company issued 21,454 shares of its common stock upon a cashless exercise of 25,000 warrants.

Stock Options

During the nine months ended September 30, 2016, the Company granted ten-year non-qualified stock options under the 2013 Stock Incentive Plan (the “2013 Plan”) covering an aggregate of 2,891,000 shares of the Company’s common stock to its officers, directors, employees and consultants. Of these options, 1,850,000 were granted on September 30, 2016 to the Company’s new CEO in connection with his employment. 1,250,000 of the options will vest in four equal annual installments on the first four anniversaries of the grant date. Of the remaining options, 300,000, split into three equal tranches, become exercisable upon the achievement of specified performance milestones, provided that these options will be forfeited if the milestones are not achieved within four years of grant date and provided further that these options will not vest before December 18, 2018. The remaining 300,000 options become exercisable upon the achievement of a specified average closing stock price, provided that these options will not vest before December 31, 2018 and if the closing price per share of the Company’s common stock is below the specified average closing stock price on December 31, 2018, the options will be forfeited. In each case, the new CEO must be an employee of the Company or consultant to the Company on the applicable vesting date. The total fair value of the 1,850,000 stock options issued to the Company’s CEO on the date of grant was $3,186,450 which will be amortized to expense over the related vesting periods beginning in the fourth quarter of 2016.

During the three and nine months ended September 30, 2016, total compensation expense for stock options issued to employees, directors, officers and consultants was $192,685 and $920,864, respectively, and $921,153 and $2,908,855 for the three and nine months ended September 30, 2015, respectively.

The fair value of the grants issued subject to service and performance based vesting conditions was determined using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2016
Expected Term	5 – 10 years
Volatility	96% - 98%
Dividend yield	0.0%
Risk-free interest rate	1.14% - 1.94%
Weighted-average fair value of options granted during the period	$ 1.76

The Company estimated the expected term of the stock options granted to employees based on anticipated exercises in future periods. The expected term of the stock options granted to consultants is based upon the full term of the respective option agreements. The expected stock price volatility for the Company’s stock options is calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010, weighted pre and post CE Mark approval in the European Union. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.

The fair value of the grant issued, subject to a market based vesting condition, was determined using the Monte Carlo option pricing model which values financial instruments whose value is dependent on share price by sampling random paths for share price. The key inputs for the simulation included the closing stock price of the Company on the date of grant, the expected term of the stock options granted was based on anticipated exercises in future periods, the expected stock price volatility for the Company’s stock options was calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010, weighted pre and post CE Mark, the expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock and the risk-free interest rate which was determined by utilizing the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The table below summarizes the key inputs used in the Monte Carlo simulation:

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected Term	5 years
Volatility	97%
Dividend yield	0.0%
Risk-free interest rate	1.13%
Weighted-average fair value of options granted during the period	$ 1.12

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted AverageExercise Price
Outstanding at beginning of period	3,600,045	$1.82
Exercised	(1,067,500)	$0.80
Forfeited	(276,290)	$2.27
Expired	(510,000)	$2.73
Granted	2,891,000	$2.38
Outstanding at end of period	4,637,255	$2.28
Options exercisable	2,011,583	$2.09

Weighted average remaining contractual life of stock options outstanding (years)	8.5
Weighted average remaining contractual life of stock options exercisable (years)	6.7
Weighted average vesting period over which total compensation expense related to non-vested options not yet recognized (years)	2.4
Compensation expense related to non-vested options not yet recognized	$4,023,733
Aggregate intrinsic value of stock options exercised	$1,466,589
Aggregate intrinsic value of stock options outstanding	$2,124,291

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Warrants

The following table is the summary of warrant activity for the nine months ended September 30, 2016:

	Shares	WeightedAverageExercisePrice	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	4,422,188	$1.80	3.07
Expired	(390,720)	$3.44	-
Exercised	(25,000)	$0.40	-
Outstanding at end of period	4,006,468	$1.65	2.61

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 — Commitments and Contingencies:

Contingency Matters

On September 9, 2014, the Company filed in the District Court of Mannheim, Germany a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of the Company’s European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the “EPO”) on January 8, 2014 (the “Prosl European Patent”).  The Prosl European Patent covers a low dose heparin catheter lock solution for maintaining patency and preventing infection in a hemodialysis catheter.  In this action, the Company claims that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent.  The Company believes that its patent is sound, and is seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step.  The Company cannot predict what other defenses the Defendants may raise, or the ultimate outcome of either of these related matters.

In the same complaint against the same Defendants, the Company also alleged an infringement (requesting the same remedies) of NDP’s utility model DE 20 2005 022 124 U1 (the “Utility Model”), which the Company believes is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model claims are now being tried separately. TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the “German PTO”) based on the similar arguments as those in the opposition against the Prosl European Patent.

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

The Court issued its decisions on May 8, 2015, staying both proceedings. In its decisions, the Court found that the commercialization by TauroPharm in Germany of its TauroLock catheter lock solutions Hep100 and Hep500 infringes both the Prosl European Patent and the Utility Model and further that there is no prior use right that would allow TauroPharm to continue to make, use or sell its product in Germany. However, the Court declined to issue an injunction in favor of the Company that would preclude the continued commercialization by TauroPharm based upon its finding that there is a sufficient likelihood that the EPO, in the case of the Prosl European Patent, or the German PTO, in the case of the Utility Model, may find that such patent or utility model is invalid. Specifically, the Court noted the possible publication of certain instructions for product use that may be deemed to constitute prior art. As such, the District Court determined that it will defer any consideration of the request by the Company for injunctive and other relief until such time as the EPO or the German PTO has made a final decision on the underlying validity of the Prosl European Patent and the Utility Model.

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. The EPO held a hearing in the opposition proceeding on November 25, 2015. In its preliminary consideration of the matter, the EPO (and the German PTO) had regarded the patent as not inventive or novel due to publication of prior art. However, the EPO did not issue a decision at the end of the hearing but adjourned the matter due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of the prior art. No date has yet been scheduled for such further hearing as of the filing of this Form 10-Q.  In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the recent decision of the German PTO on the invalidity of the utility model. The Company will submit a further writ pushing for a date for the oral hearing and bringing forward the Company’s counter-arguments.  While the Company continues to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that the Company will prevail in this matter. The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration of the validity and possible infringement of the Prosl European Patent by the EPO. The Company filed an appeal against the ruling on September 7, 2016.

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

On December 1, 2015, Lead Plaintiff filed an Amended Complaint asserting claims that the Company and Steven Lefkowitz, Randy Milby and Harry O’Grady (the “Cormedix Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The Amended Complaint also names as defendants several unrelated entities that allegedly were paid stock promoters. Lead Plaintiff alleges generally that the Cormedix Defendants made materially false or misleading statements and omissions concerning, among other things, the competitive landscape for the Company’s Neutrolin product and the alleged use of stock promoters.  The Amended Complaint seeks unspecified damages, interest, attorneys’ fees, and other costs.

On February 1, 2016, the Cormedix Defendants filed a motion to dismiss all claims asserted against them in the Amended Complaint on the grounds, among others, that the Amended Complaint fails to adequately allege: (1) material misstatements or omissions; (2) scienter by any of the Cormedix Defendants; or (3) loss causation. The Court heard oral argument on this motion on July 18, 2016 and in an order dated October 27, 2016, the Court granted the Cormedix Defendants’ Motion to Dismiss and dismissed with prejudice the Amended Complaint.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments

Manufacturing

Navinta LLC, a U.S.-based API developer, has provided API manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for CRMD003, pursuant to an original supply agreement dated December 7, 2009 (the “Navinta Agreement”). The Company was required to make certain cash payments to Navinta upon the achievement of certain sales-based milestones which was based on a tiered approach and was not to commence until the Company achieves a designated net sales threshold. The maximum aggregate amount of such payments, assuming achievement of all milestones, would have been $1,975,000 over five years. There were no milestones achieved during the nine months ended September 30, 2016.

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

The Company has developed a program aimed at reducing the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of that program, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 will coordinate certain manufacturing services related to taurolidine. Specifically, RC2 will undertake a critical parameters evaluation for the Company’s manufacturing needs and coordinate the cGMP processes set forth in the agreement that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The total cost for RC2’s services under the preliminary services agreement is expected to be approximately $1.7 million which is expected to be incurred through the fourth quarter of 2016. During the three and nine months ended September 30, 2016, the Company recognized research and development expense of $1,198,000 and $1,269,000, respectively, for its services related to the agreement and $250,000 for the nine months ended September 30, 2015.

The Company also has several service agreements with RC2 for the manufacture of clinical supplies to support its ongoing and planned Phase 3 clinical trials for an aggregate amount of $3.4 million.  During the three and nine months ended September 30, 2016, the Company recognized research and development expense of approximately $777,000 and $1,510,000, respectively, related to these agreements. The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Clinical and Regulatory

In December 2015, CorMedix signed a Master Service Agreement and Work Order (the “Master Service Agreement”) with PPD Development, LP (“PPD”) for a $19.2 million Phase 3 multicenter, double-blind, randomized active control study (the “Phase 3 Clinical Trial”) to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The Phase 3 Clinical Trial is expected to accrue up to 632 patients in approximately 70 sites in the U.S. During the three and nine months ended September 30, 2016, the Company recognized $1.8 million and $3.8 million research and development expense related to this agreement.

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

In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. In 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of September 30, 2016 is 109,157 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at September 30, 2016. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the three and nine months ended September 30, 2016.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Other

On September 27, 2016, the Company entered into an employment agreement, effective October 3, 2016, with Khoso Baluch, who joined the Company on October 3, 2016 as its Chief Executive Officer. Unless renewed pursuant to the terms thereof, the agreement will expire on October 3, 2019. After the initial three-year term of Mr. Baluch’s employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed. Mr. Baluch also was appointed to the Company’s Board of Directors (the “Board”) on October 3, 2016.

Mr. Baluch will receive an annual base salary of $375,000, which cannot be decreased unless all officers and/or members of the Company’s executive management team experience an equal or greater percentage reduction in total compensation and no reduction may be greater than 25%. Mr. Baluch will be eligible for an annual bonus, which may equal up to 80% of his base salary then in effect, as determined by the Board or compensation committee. As a condition to his employment, Mr. Baluch was granted stock options to purchase 1,850,000 shares of common stock, subject to four-year vesting as well as performance and market based vesting requirements.

If the Company terminates Mr. Baluch’s employment other than for Cause (as defined in the agreement), death or disability, other than by notice of nonrenewal, or if Mr. Baluch resigns for Good Reason (as defined in the agreement), Mr. Baluch will receive the following: (i) payment of any accrued compensation and any unpaid bonus for the prior year; (ii) his base salary and benefits for a period of 12 months following the effective date of the termination of his employment; (iii) payment on a prorated basis of any partial bonus earned based on the actual achievement of the specified bonus objectives; (iv) if elected continued health insurance coverage under COBRA, the Company will pay the premium to continue such coverage in an amount equal to the portion paid for by the Company during employment until the conclusion of the time when he is receiving continuation of base salary payments; and (v) all restricted shares and unvested stock options held by Mr. Baluch that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 3, 2015, the Company entered into a Release of Claims and Severance Modification with Randy Milby, its former Chief Executive Officer, that Mr. Milby may not compete against the Company by engaging in any business involving the development or commercialization of (i) a preventive anti-infective product that would be a direct competitor of Neutrolin or (ii) a product containing taurolidine. The non-compete term did not change and remains at twelve months following termination of his employment. The employment agreement was also amended to allow Mr. Milby a period in which to exercise all vested options and warrants until the later of 60 months following the termination date of his employment, provided in no event shall he be able to exercise after the respective expiration date of any stock option or warrant. During the quarter ended September 30, 2015, the Company recorded non-cash expense of $507,341 as a result of this modification.

Mr. Milby resigned as the Company’s Interim Chief Executive Officer on October 2, 2016. Pursuant to the terms of his employment agreement, Mr. Milby will be entitled to receive his base salary of $300,000 and benefits for a period of twelve months following the effective date of the termination of his employment, or, in the case of benefits, until such time as he receives equivalent coverage and benefits under plans and programs of a subsequent employer if such receipt is prior to the expiration of the twelve month period. To the extent any of the aforementioned benefits cannot be provided to former employees, the Company will pay Mr. Milby a lump-sum payment in the amount necessary to allow Mr. Milby to purchase the equivalent benefits. The Company accrued $325,000 of severance pay and benefits during the year ended December 31, 2015 which remained unpaid at September 30, 2016.

The Company entered into sublease for 4,700 square feet of office space in Bedminster, New Jersey, which sublease runs from April 1, 2015 until March 31, 2018. Rent is $5,000 per month plus occupancy costs such as utilities, maintenance and taxes. In accordance with the lease agreement, the Company has deposited $5,000 with the landlord, the equivalent of one month rent.

The Company’s subsidiary entered into a lease agreement for its offices in Fulda, Germany. The lease has a term of 36 months which commenced on September 1, 2013 for a base monthly payment of €498. The total 36 month lease obligation is approximately €17,900 ($20,000). The 36 month lease has terminated and is renewable every three months commencing on November 1, 2016 for a base monthly payment of €461.
Rent expense for the three and nine months ended September 30, 2016 was $17,000 and $51,000, respectively and $16,000 and $55,000 for the three and nine months ended September 30, 2015, respectively.

Under the Company’s current lease agreements, the total remaining lease obligation as of September 30, 2016 is set forth below:

2017	$62,405
2018	30,000
Total	$92,405

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

Overview

CorMedix Inc. (referred to herein, along with its wholly owned subsidiary, as “we,” “us,” “our” and the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

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

The U.S. Food and Drug Administration, or FDA, has designated Neutrolin as a Qualified Infectious Disease Product, or QIDP, for prevention of catheter related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides an additional five years of market exclusivity in addition to the five years granted for a New Chemical Entity. In addition, in January 2015, the FDA granted Fast Track designation to Neutrolin Catheter Lock Solution, pursuant to the Food and Drug Administration Safety Innovation Act, or FDASIA, highlighting the large unmet need to prevent infections in the U.S. healthcare system. The Fast Track designation of Neutrolin provides us with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

In late 2013, we met with the FDA to determine the pathway for U.S. marketing approval of Neutrolin. Based on those discussions, we plan to conduct two pivotal trials to demonstrate safety and effectiveness of Neutrolin to secure marketing approval. We initiated one Phase 3 clinical trial in hemodialysis patients with a central venous catheter in December 2015 and plan to initiate one Phase 3 trial in oncology patients with catheters.

We launched the Phase 3 clinical trial in hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial, or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, placebo-controlled, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial is time to CRBSI. The trial will evaluate whether Neutrolin is superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI. Key secondary endpoints are catheter patency which is defined as required use of tissue plasminogen activating factor (tPA) or removal of catheter due to dysfunction and catheter removal for any reason. We now project to complete enrollment in the fourth quarter of 2017.

Our plans also include conducting a Phase 3 clinical trial in oncology patients with catheters, or LOCK-IT-200. We are in discussions with the FDA to develop the design of the trial. These plans are subject to funding requirements (see Funding and Capital Requirements).

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

We are evaluating opportunities for the possible expansion of indications for taurolidine. Provisional patents have been submitted in four areas, antimicrobial sutures, nanofiber webs, wound management, and osteoarthritis and visco-supplementation.   There exists a need to control and protect against surgical site infections upon closure with sutures.  We believe taurolidine could offer benefits not currently available in marketed antimicrobial sutures.  We also believe that the nanofiber webs used for absorbable meshes could benefit from taurolidine’s minimal inflammatory response and infection control.  Taurolidine incorporated into webs or hydrogels could also be used for wound management especially wounds in less sterile environments and burn patients.  Lastly, incorporating taurolidine into formulations for osteoarthritis and visco-supplementation may benefit from taurolidine’s anti-inflammatory and anti-infection properties. We have entered into research collaborations regarding incorporating taurolidine into electrospun nanofibers and as a possible treatment for rare orphan pediatric tumors.

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

Since our inception, we have not generated enough revenue from product sales to be profitable.  Our operations to date have been primarily limited to licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, performing business and financial planning, performing research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin, and maintaining and improving our patent portfolio.  We have funded our operations primarily with debt and equity financings.  We have generated significant losses to date, and we expect to incur increases in our cash used in operations as we continue to market Neutrolin in Europe and other markets, prepare for and undertake our ongoing and planned Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of September 30, 2016, we had an accumulated deficit of approximately $112.6 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Deferred Revenue

In August 2014, we entered into an exclusive distribution agreement (the “Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Agreement, Wonik paid us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). The term of the agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the contractual term of the Agreement.

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by us if the customer was not able to sell the product before it expired. As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, we are unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, we deferred the revenue and related cost of sales associated with the shipment of this product and will recognize revenue and related cost of sales as shipments are made by our customer to third parties. Since we will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as Deferred Revenue on the condensed consolidated balance sheets.

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

Development timelines, probability of success and development costs vary widely. Our current focus is on clinical development efforts in the U.S. Based on our discussions with the FDA, we initiated the Phase 3 clinical trial in hemodialysis catheters in December 2015 and, subject to finalization of the protocol, we plan to initiate the Phase 3 trial in oncology patients with catheters when and as funding becomes available, depending on our ability to raise additional capital and our ability to complete the ongoing hemodialysis catheters trial. We expect that the ongoing Phase 3 trial for hemodialysis catheters will cost approximately $26 million to $30 million. We are still finalizing the details of the protocol for the planned second Phase 3 trial for oncology patients with catheters and are unable to provide a cost estimate at this time. See Liquidity and Capital Resources.

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

Results of Operations

Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015

The following is a tabular presentation of our consolidated operating results:

	For the Three Months Ended September 30,		% of Change Increase	For the Nine Months Ended September 30,		% of Change Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)

Revenue	$44,451	$35,947	24%	$102,390	$187,184	(45)%
Cost of sales	(43,922)	(35,396)	24%	(281,342)	(154,514)	82%
Gross profit (loss)	529	551	(4)%	(178,952)	32,670	(648)%
Operating Expenses:
Research and development	(6,840,413)	(1,764,468)	288%	(11,702,965)	(4,796,571)	144%
Selling, general and administrative	(2,318,091)	(2,948,643)	(21)%	(6,449,608)	(7,996,922)	(19)%
Total operating expenses	(9,158,504)	(4,713,111)	94%	(18,152,573)	(12,793,493)	(42)%
Loss from operations	(9,157,975)	(4,712,560)	94%	(18,331,525)	(12,760,823)	(44)%
Interest income	32,866	25,019	31%	93,928	30,817	205%
Foreign exchange transaction gain (loss)	(1,091)	674	(262)%	(5,622)	(5,352)	5%
Value of warrants issued in connection with backstop financing	-	-	-	-	(1,583,252)	(100)%
Interest expense	-	(1,609)	(100)%	(992)	(2,635)	(62)%
Total Income (Expense)	31,775	24,084	32%	87,314	(1,560,422)	(106)%
Net loss	(9,126,200)	(4,688,476)	95%	(18,244,211)	(14,321,245)	27%
Other comprehensive income (loss)	(6,847)	7,082	(197)%	21,168	814	2500%
Comprehensive loss	$(9,133,047)	$(4,681,394)	95%	(18,223,043)	(14,320,431)	27%

Revenue. Revenue was $44,000 for the three months ended September 30, 2016 compared to $36,000 in the same period last year, an increase of $8,000. The increase was due to higher sales of Neutrolin in Germany and the Middle East.

Revenue was $102,000 for the nine months ended September 30, 2016 as compared to $187,000 for the same period last year, a decrease of $85,000. The decrease was due to lower sales of Neutrolin in Germany and the Middle East in the first two quarters.

Cost of Sales. Cost of sales was $44,000 for the three months ended September 30, 2016 compared to $35,000 in the same period last year, an increase of $9,000. The increase was primarily due to an increase in cost of materials due to higher sales during the three months ended September 30, 2016 of $10,000, offset by a decrease in ongoing stability studies of $1,000.

Cost of sales was $281,000 for the nine months ended September 30, 2016 compared to $155,000 in the same period last year, an increase of $126,000. The increase was primarily due to an increase of inventory reserve of $166,000 and write-off of raw materials of $21,000, offset by decreases in ongoing stability studies of $37,000 and decreased cost of materials of $24,000 due to lower sales during the nine months ended September 30, 2016.

Research and Development Expense. R&D expense was $6,840,000 for the three months ended September 30, 2016, an increase of $5,076,000 from $1,764,000 for the same period last year. The increase was primarily attributable to $2,373,000 of expenses related to the ongoing Phase 3 clinical trial in hemodialysis catheters in the U.S.; cost of new studies related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $1,791,000; costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $1,007,000; and personnel cost of $176,000. These increases were offset by decreases in pharmacoeconomics and pricing and market research studies conducted in 2015 of $190,000 and decreased consulting fees pertaining to manufacturing process development activities of $105,000.

R&D expense was $11,703,000 for the nine months ended September 30, 2016, an increase of $6,906,000, from $4,797,000 for the same period last year. The increase was primarily attributable to $4,676,000 expenses related to the ongoing Phase 3 clinical trial in hemodialysis catheters in the U.S., which began in December 2015; cost of new studies related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $2,074,000; increase in costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $1,306,000; and increased personnel cost of $561,000. These increases were offset by decreases in pharmacoeconomics and pricing and market research studies conducted in 2015 of $801,000; decreased non-cash stock based compensation of $733,000 and decreased consulting fees pertaining to manufacturing process development activities of $177,000.

Selling, General and Administrative Expense. SG&A expense was $2,318,000 for the three months ended September 30, 2016, a decrease of $631,000 from $2,949,000 for the same period last year. The decrease was primarily attributable to a decrease in non-cash charge of $749,000 for stock-based compensation expense, mainly due to the former CEO’s modification of stock options recorded in 2015; a decrease in personnel cost of $254,000 mainly due to the former CEO’s severance pay recognized in 2015; a decrease in selling costs related to commercialization of Neutrolin in the EU of $176,000; and decreases in costs related to business development activities of $69,000. These decreases, among others of lesser significance, were offset by increased consulting fees of $310,000, primarily due to interim CFO and executive search fees; increased market research and health economics studies of $173,000; and increased investor relations activities of $150,000.

SG&A expense was $6,450,000 for the nine months ended September 30, 2015, a decrease of $1,547,000 from $7,997,000 for the same period last year. The decrease was primarily attributable to a decrease in non-cash charge of $1,255,000 for stock-based compensation expense, mainly due to the former CEO’s modification of stock options recorded in 2015; a decrease in selling costs related to commercialization of Neutrolin in the EU of $595,000; a decrease in costs related to business development activities of $422,000; and a decrease in personnel cost of $215,000 mainly due to the former CEO’s severance pay recognized in 2015. These decreases, among others of lesser significance, were offset by increased consulting fees of $560,000, primarily due to interim CFO and executive search fees; increased legal fees of $270,000, mainly due to securities litigation; and increased market research and health economics studies of $114,000.

Interest Income. Interest income was $33,000 for the three months ended September 30, 2016 as compared to $25,000 for the same period last year, an increase of $8,000. For the nine months ended September 30, 2016, interest income was $94,000 as compared to $31,000 for the same period last year, an increase of $63,000. These increases were attributable to having higher average interest-bearing cash balances during the three and nine months ended September 30, 2016 as compared to the same period last year.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income totaling a $7,000 loss and $7,000 gain for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, $21,000 and $1,000 gain were recorded, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have not been profitable and have generated operating losses since we were incorporated in July 2006. During the nine months ended September 30, 2016, we received gross proceeds of $6.2 million from the issuance of 3,353,437 shares of common stock under the at-the-market-issuance sales agreement and $849,501 from the following exercise of stock options:

●
15,000 shares of common stock with an exercise price of $0.28 per share;
●
85,000 shares of common stock with an exercise price of $0.29 per share
●
525,000 shares of common stock with an exercise price of $0.68 per share;
●
340,000 shares of common stock with an exercise price of $0.90 per share;
●
30,000 shares of common stock with an exercise price of $1.10 per share;
●
22,500 shares of common stock with an exercise price of $1.54 per share; and
●
50,000 shares of common stock with an exercise price of $1.80 per share.

Net Cash Used in Operating Activities

Net cash used in operating activities was $15,767,000 for the nine months ended September 30, 2016 as compared to $8,892,000 for the same period last year. The net loss of $18,244,000 for the nine months ended September 30, 2016 was higher than cash used in operating activities by $2,477,000. The difference is primarily attributable to non-cash stock-based compensation of $921,000, an increase to the inventory reserve of $166,000, and increases in accrued expenses and accounts payable of $1,921,000 and $47,000, respectively, and decreases in trade receivables and inventory of $301,000 and $92,000, respectively, offset by an increase in prepaid expenses of $982,000. In comparison for the same period last year, the net loss of approximately $14,321,000 for the nine months ended September 30, 2015 was higher than cash used in operating activities by approximately $5,429,000. The difference is attributable primarily to non-cash stock-based compensation of approximately $2,909,000, a non-cash charge for warrants issued in connection with the backstop agreement of approximately $1,583,000, value of warrants related to the extension of their expiration date of approximately $113,000, and increases in accrued expenses and accounts payable of $988,000 and $539,000, respectively, offset by increases in prepaid expenses, inventory and restricted cash of, $247,000, $236,000 and $172,000, respectively.

Net Cash Provided by (Used in) Investing Activities

Cash provided by (used in) investing activities for the nine months ended September 30, 2016 was $6,704,000, attributable to the proceeds on the sale of short-term investments as compared to cash used in investing activities of $23,618,000 for the same period last year due to the purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7,070,000 for the nine months ended September 30, 2016 as compared to $42,422,000 for the same period last year, a decrease of $35,352,000. During the nine months ended September 30, 2016, we received net proceeds of $6,221,000 from the sale of our common stock in the at-the-market program and $850,000 from the exercise of stock options. In comparison, for the same period last year, we received net proceeds of $27,243,000 from the sale of our common stock in the at-the-market program $14,658,000 from the exercise of warrants, $493,000 from the exercise of stock options and $28,000 from short swing profit recovery.

Funding and Capital Requirements

Our total cash on hand and short-term investments as of September 30, 2016 was $26,654,000, excluding restricted cash of $172,000, compared to $35,386,000 at December 31, 2015. In addition, we have approximately $4.1 million available for sale under our current at-the-market program.  In August 2016, we entered into a new At Market Issuance Sales Agreement with FBR Capital Markets & Co. (“FBR”), the successor in interest to MLV, which is identical in terms to the Sales Agreement for the Company’s current at-the-market program and allows us to sell up to $40 million of shares of our common stock; however, we cannot access the at-the-market program under the new sales agreement unless and until (i) we and Elliott Associates, L.P. ("Elliot") agree as to the exercise or waiver of Elliott's participation rights in the new ATM program, which rights were granted in a Consent and Exchange Agreement dated September 15, 2014, and apply to any equity financing we undertake until September 15, 2017, and (ii) the registration statement that includes the prospectus for the new at-the-market program that we filed with the Securities and Exchange Commission is declared effective.

 Because our business has not currently generated positive operating cash flow, we will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development activities and our business development activities, as well as to fund operations generally. Our continued operations and completion of our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S. which was initiated in December 2015 will depend on whether we are able to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We also plan to conduct a Phase 3 clinical trial in oncology patients with catheters in the U.S. for which additional funds over and above the funds needed for the ongoing hemodialysis Phase 3 clinical trial will be required to begin and complete that study. However, we can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.
We expect to continue to fund operations from cash on hand and through either capital raising sources as previously described, which may be dilutive to existing stockholders, or through generating revenues from the licensing of our products or strategic alliances. We have approximately $4.1 million available for sale under our current at-the market program. Pending an arrangement with Elliott and effectiveness of the related registration statement, as discussed above, we would have $40.0 million available under the new at-the-market program. We intend to utilize these at-the-market programs, if conditions allow, to support our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S., however, we may seek to sell additional equity or debt securities, obtain a bank credit facility, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

While we expect to grow product sales, we do not anticipate that we will generate significant product sales revenue in the foreseeable future. In the absence of such revenue, we would experience continuing operating cash flow deficits. We expect to incur increases in our cash used in operations as we continue to undertake our ongoing and planned Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property and seek FDA approval of Neutrolin in the U.S.

Based on our cash resources at September 30, 2016 and the expected cost of the Phase 3 clinical trial in hemodialysis catheters in the U.S., we believe that our existing cash and short-term investments will not be sufficient to fund our operations for at least the next twelve months following the balance sheet date and will not be sufficient to complete the ongoing Phase 3 trial for hemodialysis catheters in the U.S. or to begin the planned Phase 3 trial for oncology patients with catheters. We currently anticipate judiciously utilizing our current at-the-market program and, if and when available, our new at-the-market program. If we are unable to raise additional funds when needed, we may not be able to complete our ongoing Phase 3 clinical trial, commence our planned Phase 3 clinical trial for oncology patients with catheters or market our products and we could be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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
Stock-Based Compensation
We account for stock options according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award using a Black-Scholes options pricing model for options with service or performance based vesting conditions and a Monte Carlo option pricing model for options with market vesting conditions. Stock-based compensation cost is recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”).  For the purpose of valuing options and warrants granted to our directors, officers, employees and consultants, we use the Black-Scholes option pricing model. The non-cash charge to operations for non-employee options with time based vesting provisions is based on the fair value of the options remeasured each reporting period and amortized to expense over the related vesting period, and the non-cash charge to operations for non-employee options with performance based vesting provisions is recorded when the achievement of the performance condition is probable and remeasured each reporting period until the performance condition is achieved.

Valuations incorporate several variables, including expected term, expected volatility, expected dividend yield and a risk-free interest rate.  We estimate the expected term of the options granted based on anticipated exercises in future periods. The expected stock price volatility for our stock options is calculated based on the historical volatility since the initial public offering of our common stock in March 2010, weighted pre and post CE Mark approval in the European Union. The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.

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

In August 2016, the FASB issued new guidance which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.
Quantitative and Qualitative Disclosure about Market Risk.

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer and principal financial officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2016.  Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, our management, including our Chief Executive Officer (who is our principal executive officer and principal financial officer), have concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the same complaint against the same Defendants, we also alleged an infringement (requesting the same remedies) of NDP’s utility model DE 20 2005 022 124 U1 (the “Utility Model”), which we believe is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model claims are now being tried separately. TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the “German PTO”) based on the similar arguments as those in the opposition against the Prosl European Patent.

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

The Court issued its decisions on May 8, 2015, staying both proceedings.  In its decisions, the Court found that the commercialization by TauroPharm in Germany of its TauroLock catheter lock solutions Hep100 and Hep500 infringes both the Prosl European Patent and the Utility Model and further that there is no prior use right that would allow TauroPharm to continue to make, use or sell its product in Germany. However, the Court declined to issue an injunction in favor of us that would preclude the continued commercialization by TauroPharm based upon its finding that there is a sufficient likelihood that the EPO, in the case of the Prosl European Patent, or the German PTO, in the case of the Utility Model, may find that such patent or utility model is invalid. Specifically, the Court noted the possible publication of certain instructions for product use that may be deemed to constitute prior art. As such, the District Court determined that it will defer any consideration of the request by us for injunctive and other relief until such time as the EPO or the German PTO made a final decision on the underlying validity of the Prosl European Patent and the Utility Model.

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. In its preliminary consideration of the matter, the EPO (and the German PTO) regarded the patent as not inventive or novel due to publication of prior art.  Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of prior art. No date has yet been established for such further hearing as of the filing of this Form 10-Q.  In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the recent decision of the German PTO on the invalidity of the utility model. We will submit a further writ pushing for a date for the oral hearing and bringing forward our counter-arguments.  While we continue to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that we will prevail in this matter. The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration of the validity and possible infringement of the Prosl European Patent by the EPO. We filed an appeal against the ruling on September 7, 2016.

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

On February 1, 2016, the Cormedix Defendants filed a motion to dismiss all claims asserted against them in the Amended Complaint on the grounds, among others, that the Amended Complaint fails to adequately allege: (1) material misstatements or omissions; (2) scienter by any of the Cormedix Defendants; or (3) loss causation. The Court heard oral argument on this motion on July 18, 2016 and in an order dated October 27, 2016, the Court granted the Cormedix Defendants’ Motion to Dismiss and dismissed with prejudice the Amended Complaint.

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

We believe that we have substantial legal and factual defenses to the claims in the Securities Class Action and the Derivative Action and intends to continue vigorously defending those cases.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________
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

CORMEDIX INC.

Date: November 9, 2016	By:	/s/ Khoso Baluch
Name: Khoso Baluch
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________
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