Form 10-K
period 2016-12-31
CorMedix Inc.
filed 2017-03-16
CIK 1410098

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number: 001-34673

CORMEDIX INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. EmployerIdentification No.)

1430 US Highway 206, Suite 200, Bedminster, NJ	07921
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 517-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NYSE MKT LLC

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $72.6 million. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock was 40,720,838 as of March 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated herein by reference, as indicated in Part III.

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

Item 1.
Business

Overview

We are a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is on the development of our lead product candidate, Neutrolin® (also known as CRMD003), for potential commercialization in the United States (“U.S.”) and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin®. Neutrolin is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care / intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin addresses a significant unmet medical need and a potential large market opportunity.

Neutrolin – United States

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

In late 2013, we met with the FDA to determine the pathway for U.S. marketing approval of Neutrolin. Based on those discussions, we determined to conduct two pivotal trials to demonstrate safety and effectiveness of Neutrolin to secure marketing approval in the U.S. We initiated a Phase 3 clinical trial in hemodialysis patients with a central venous catheter in December 2015 and are currently planning to initiate a Phase 3 trial in oncology patients with catheters.

We launched the Phase 3 clinical trial in hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial, or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, placebo-controlled, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial is time to CRBSI. The trial will evaluate whether Neutrolin is superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI. Key secondary endpoints are catheter patency which is defined as required use of tissue plasminogen activating factor (tPA) or removal of catheter due to dysfunction or for any reason. We now project to complete enrollment in the fourth quarter of 2017, subject to funding requirements.

We are in discussions with the FDA to develop the design of a Phase 3 clinical trial in oncology patients with catheters, or LOCK-IT-200. This trial also is subject to funding requirements (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Funding and Capital Requirements” in Part II, Item 7 of this report).

Neutrolin – International

In July 2013, we received CE Mark approval for Neutrolin. As a result, in December 2013, we commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections (“CRBSI”), and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

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

Additional Development Possibilities

We are evaluating opportunities for the possible expansion for taurolidine as a platform. Patent applications have been filed in: wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation.   There exists a need to control and protect against surgical site infections upon wound closure.  We believe taurolidine can also offer benefits not currently available in marketed antimicrobial medical devices.  It can also provide a significant advantage in devices for burn victims and use in less sterile environments.  We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors.

Neutrolin

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

The treatment of patients undergoing hemodialysis requires access to their vascular system on a recurring basis. According to the 2015 United States Renal Disease System, there were 660,000 patients on hemodialysis.  It has been reported by Hemodialysis National Kidney Foundation that patients requiring a catheter represent over 63 million catheter/dialysis treatment days per year. In the United States, 5.7 million intensive care patients were admitted annually according to the Society of Critical Care Medicine, which is estimated to represent 28.5 million catheter days associated with ICU stays alone.  As of 2014, there were over 14.5 million patients in the United States living with cancer, with an estimated 7.7 million having had a long-term central venous catheter. When stages of disease and types of chemotherapy regime are considered, the number of catheter days per year are 90 million. Infections and thrombosis represent key complications among cancer patients with central venous catheters. One of the major and common complications for all patients requiring central venous catheters is catheter related blood stream infections, or CRBSIs, and the clinical complications associated with them. There are an estimated 250,000 CRBSIs each year.  The U.S. Centers for Disease Control and Prevention stated in the Journal of American Medicine that the total annual cost in the United States of treating all CRBI episodes and their complications would amount to approximately $6 billion.

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

Initially, we expect to sell Neutrolin directly to hospitals and also to key dialysis center operators. We anticipate that Medicare reimbursement could be available for Neutrolin in other catheter indications in intensive care, oncology and total parenteral nutrition through relevant hospital inpatient diagnosis-related groups (DRGs) or outpatient ambulatory payment classifications (APCs), the End-Stage Renal Disease Prospective Payment System (ESRD PPS) base payment, or under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) Fee Schedule, depending on the setting of care. We also plan to seek separate reimbursement as a drug, where available under Medicare, through mechanisms such as pass-through status under the Hospital Outpatient Prospective Payment System, the transitional drug add-on payment adjustment under the ESRD PPS, or reimbursement as a drug used with a DME infusion pump. We cannot fully anticipate changes in reimbursement requirements and mechanisms in the coming years, however, and we cannot be certain that Neutrolin will be granted separate reimbursement under any of these mechanisms.

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

Competitive Landscape

The drug and medical device industries are highly competitive and subject to rapid and significant technological change. Neutrolin’s current and future competitors include large as well as specialty pharmaceutical and biotechnology companies. Many of our competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the development and commercialization of drugs and medical devices. Further, the development of new treatment methods could render Neutrolin non-competitive or obsolete.

We believe that the key competitive factors that will affect the development and commercial success of Neutrolin are efficacy and safety, as well as pricing and reimbursement.

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

Some device companies have launched antibiotic or antimicrobial-coated catheters as short-term prevention of catheter infection. We believe these are not effective for hemodialysis catheters due to the long term use and high blood flow associated with hemodialysis.

Manufacturing

All of our manufacturing processes currently are, and we expect them to continue to be, outsourced to third parties. We rely on third-party manufacturers to produce sufficient quantities of drug product for use both commercially and in clinical trials. We intend to continue this practice in the future.

In April 2015, we entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 coordinates certain manufacturing services related to taurolidine, which is a key ingredient in Neutrolin. Specifically, RC2 undertook a critical parameters evaluation for our manufacturing needs and to coordinate the cGMP processes set forth in the agreement that we believe are necessary for the submission of our planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The total cost for RC2’s services under the preliminary services agreement is approximately $1.7 million which is expected to be incurred under the terms of this agreement through the first quarter of 2017.  Since inception through December 31, 2016, RC2 completed and we recognized expense of approximately $1,505,000 for its services related to this agreement.

We are also working with RC2 under several service agreements for an aggregate amount of $7.6 million for the manufacture of clinical supplies to support our ongoing and planned Phase 3 clinical trials.  During the years ended December 31, 2016 and 2015, we recognized research and development expense of approximately $2,359,000 and $1,348,000, respectively, related to these agreements. We may terminate these agreements upon 30 days written notice and are only obligated for project costs and reasonable project shut down costs provided through the date of termination.

Navinta LLC, a U.S.-based active pharmaceutical ingredient, or API, developer, provides API manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for Neutrolin, pursuant to a supply agreement dated December 7, 2009 (the “Navinta Agreement”). On March 24, 2015, we and Navinta LLC entered into an amendment to the Navinta Agreement to extend the term of the Navinta Agreement to March 31, 2016 and to lower the price per kilogram of API that we purchase from Navinta LLC under the Navinta Agreement. We also agreed to purchase a minimum amount of product from Navinta LLC during 2015, which replaced the prior minimum purchase requirement. The Navinta Agreement was terminable by either party upon 30 days written notice. The Navinta Agreement expired in accordance with its terms without delivery of the minimum purchase requirement and without any further obligations by either party.

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

In the United States, the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act and the agency’s implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, and the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution, among other actions. Any agency enforcement action could have a material adverse effect on us.

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
●
FDA review of whether the facility in which the drug is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued quality and FDA review of clinical trial sites to determine whether the clinical trials were conducted in accordance with Good Clinical Practices, or GCPs; and
●
submission of a new drug application, or NDA, to the FDA, and approval of the application by the FDA to allow sales of the drug.

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

Clinical trial programs in humans generally follow a three-phase process. Typically, Phase 1 studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease. Phase 1 studies are conducted to determine the metabolic and pharmacological action of the product candidate in humans and the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase 2, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate clinical endpoints, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase 3, large-scale clinical trials are generally conducted in patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by United States and foreign regulatory agencies. Typically two Phase 3 trials are required for marketing approval.

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

Before proceeding with a study, sponsors may seek a written agreement known as a Special Protocol Assessment, or SPA, from the FDA regarding the design, size, and conduct of a clinical trial. Among other things, SPAs can cover clinical studies for pivotal trials whose data will form the primary basis to establish a product’s efficacy. SPAs help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding on the FDA if new circumstances arise. An SPA may only be modified with the agreement of the FDA and the trial sponsor or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, and the continuing validity and scientific merit of the clinical trial. The data safety monitoring board receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to current Good Manufacturing Practice, or cGMP, requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the Federal Food, Drug, and Cosmetic Act, or FDCA.

IND sponsors are also required to submit a number of reports to the FDA during the course of a development program. For instance, sponsors are required to make annual reports to the FDA concerning the progress of their clinical trial programs as well as more frequent reports for certain serious adverse events. Sponsors must submit a protocol for each clinical trial, and any subsequent protocol amendments to the FDA. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website. Moreover, under the 21st Century Cures Act, manufacturers or distributors of investigational drugs for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must have a publicly available policy concerning expanded access to investigational drugs.

United States law requires that studies conducted to support approval for product marketing be “adequate and well controlled.” In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. The recently passed 21st Century Cures Act, however, provides for FDA acceptance of new kinds of data such as such as patient experience data, real world evidence, and, for appropriate indications sought through supplemental marketing applications, data summaries. Studies must also be conducted in compliance with good clinical practice requirements, and informed consent must be obtained from all study subjects.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug.

The clinical trial process for a new compound can take ten years or more to complete. The FDA may prevent clinical trials from beginning or may place clinical trials on hold at any point in this process if, among other reasons, it concludes that study subjects are being exposed to an unacceptable health risk. Trials may also be prevented from beginning or may be terminated by institutional review boards, or IRBs, who must review and approve all research involving human subjects and amendments thereto. The IRB must continue to oversee the clinical trial while it is being conducted. This includes the IRBs receiving information concerning unanticipated problems involving risk to subjects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market.

Following the completion of a clinical trial, the data are analyzed by the sponsoring company to determine whether the trial successfully demonstrated safety and effectiveness and whether a product approval application may be submitted. In the United States, if the product is regulated as a new drug, an NDA must be submitted and approved before commercial marketing may begin. The NDA must include a substantial amount of data and other information concerning the safety and effectiveness of the compound from laboratory, animal, and human clinical testing, as well as data and information on manufacturing, product quality and stability, and proposed product labeling.

Each domestic and foreign manufacturing establishment, including any contract manufacturers that we may decide to use, must be listed in the NDA and must be registered with the FDA. The application generally will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug product, and determines that the facility is in compliance with current cGMP requirements. Moreover, FDA will also typically inspect one or more clinical trial sites to confirm that the applicable clinical trials were conducted in accordance with GCPs.

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing an NDA, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. Fee waivers or reductions are available in certain circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication. Under certain circumstances, orphan products may also be exempt from product and establishment fees.

Each NDA submitted for FDA approval is usually reviewed for administrative completeness and reviewability. Following this review, the FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once accepted for filing, the FDA’s review of an application may involve review and recommendations by an independent FDA advisory committee. The FDA must refer applications for drugs that contain active ingredients, including any ester or salt of the active ingredients that have not previously been approved by the FDA to an advisory committee or provide in an action letter a summary for not referring it to an advisory committee. The FDA may also refer drugs to advisory committees when it is determined that an advisory committee’s expertise would be beneficial to the regulatory decision-making process, including the evaluation of novel products and the use of new technology. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS or otherwise limit the scope of any approval.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, priority review and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of certain drug products that are intended for the treatment of serious or life threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy, safety, or public health factors. If Fast Track designation is obtained, drug sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. A Fast Track product is also eligible to apply for accelerated approval and priority review.

The FDA may give a priority review designation to drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. A priority review means that the goal for the FDA is to review an application within six months, rather than the standard review of ten months under current PDUFA guidelines, of the 60-day filing date for new molecular entities.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

A final new program to expedite the development of drug products is the limited population pathway for antibacterial and antifungal drugs, which was passed as part of the recent enacted 21st Century Cures Act. Under this program, a sponsor can request drug approval under this new pathway for an antibacterial or antifungal drug if the drug is intended to treat a serious or life-threatening infection in a limited population of patients with unmet needs. Under this program, the FDA’s determination of safety and effectiveness would reflect the risk-benefit profile of the drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection and the availability of alternative treatments in the limited population. The drug may be approved for the limited population notwithstanding a lack of evidence to fully establish a favorable benefit-risk profile in a broader population. Under this program, the FDA must provide prompt advice to sponsors seeking approval under this pathway to enable them to plan a development program. If approved under this pathway, certain post-marketing requirements would apply, such as required labeling and advertising statements and pre-distribution submission of promotional materials to FDA. If after approval for a limited population, a product receives a broader approval, the FDA may remove such post-marketing restrictions. While a drug may only be approved for a limited population under this program, the 21st Century Cures Act states that it is not intended to restrict the prescribing of antimicrobial drugs or other products by healthcare professionals.

Exclusivity

For approved drug products, market exclusivity provisions under the FDCA provide periods of regulatory exclusivity, which gives the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug.

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application in which the applicant, in part, relies on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics, and intended use, among other things, to a previously approved product. Limited changes must be pre-approved by the FDA via a suitability petition.

Five years of exclusivity are available to New Chemical Entities, or NCEs. A NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule, that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review and make an ANDA or a 505(b)(2) NDA approval effective for an application submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if the applicant submits a certification stating that the patents listed by the NCE sponsor in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, are invalid or will not be infringed by the manufacture, use, or sale of the drug product for which approval is sought. Five-year exclusivity will also not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity period described above. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

The Orphan Drug Act also provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting fewer than 200,000 individuals annually in the United States, or affecting more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making the drug available in the United States will be recovered from sales in the United States. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a drug already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same drug as the already approved drug. This hypothesis must be demonstrated to obtain orphan drug exclusivity. If granted, prior to product approval, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. In addition, if a product receives FDA approval for the indication for which it has orphan designation, the product is generally entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

For certain infectious disease products, the above discussed exclusivity periods may be further extended under the FDA’s qualified infectious disease product program. A qualified infections disease product, or QIDP, is an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens; or qualifying pathogens designated by the FDA that has the potential to pose a serious threat to public health. If the FDA approves an NDA for a drug designated as a QIDP, the NCE exclusivity period is extended to ten years and the FDA may not accept applications for nine years. Moreover, if a product is designated as a QIDP and an orphan product, the orphan product exclusivity period is extended to twelve years. These extensions are in addition to any extension that an application may be entitled to under the pediatric exclusivity provisions. To receive a QIDP designation, the sponsor must request that the FDA designate the product as such prior to the submission of an NDA. This designation may not be withdrawn except if the FDA finds that the request for designation contained an untrue statement of material fact. QIDPs are also eligible for fast track status and priority review.

Post Approval Requirements

Significant legal and regulatory requirements also apply after FDA approval to market under an NDA. These include, among other things, requirements related to adverse event and other reporting, product tracking and tracing, suspect and illegitimate product investigations and notifications, product advertising and promotion and ongoing adherence to cGMPs, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. The FDA also enforces the requirements of the Prescription Drug Marketing Act which, among other things, imposes various requirements in connection with the distribution of product samples to physicians. The FDA enforces these requirements through, among other ways, periodic announced and unannounced facility inspections.

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are allowed to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and the civil False Claims Act, or FCA, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts.

The regulatory framework applicable to the production, distribution, marketing, and/or sale, of our products may change significantly from the current descriptions provided herein in the time that it may take for any of our products to reach a point at which a NDA is approved. Moreover, individual states may have laws and regulations that we must comply with, such as laws and regulations concerning licensing, promotion, sampling, distribution, and reporting.

Overall research, development, and approval times depend on a number of factors, including the period of review at the FDA, the number of questions posed by the FDA during review, how long it takes to respond to the FDA’s questions, the severity or life-threatening nature of the disease in question, the availability of alternative treatments, the availability of clinical investigators and eligible patients, the rate of enrollment of patients in clinical trials, and the risks and benefits demonstrated in the clinical trials.

Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

Our business activities, including but not limited to research, sales, promotion, distribution, medical education, and other activities following product approval, if any, will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare & Medicaid Services, or CMS, and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, reimbursement, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Patient Protection and Affordable Care Act, or ACA, of 2010, as amended, modified the intent requirement under the Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the FCA.

The federal FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. The FCA authorizes imposition of treble damages and a civil penalty for each false claim submitted. For violations after November 2, 2015, the penalty has increased from a minimum of $5,500 to $10,781, and a maximum of $11,000 to $21,563. A claim includes “any request or demand” for money or property presented to the U.S. government, including an invoice. Accordingly, FCA penalties for high claim volume products like pharmaceuticals have frequently aggregated into millions of dollars. The FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to product quality or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the FCA. Liability may be predicated on reckless disregard for the truth. FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to substantial civil and criminal settlements regarding certain sales practices and promoting off label drug uses. Further, liability may be predicated on non-compliance with federal laws and regulations under the theory of implied certification. However, the Supreme Court imposed a materiality standard for liability under this theory – the non-compliance must be material to the government’s payment decision. FCA liability may also be imposed for Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act.

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim.

The civil monetary penalties statute is another potential statute under which biopharmaceutical companies may be subject to enforcement. Among other things, the civil monetary penalties statute imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent. In 2016, the Department of Justice doubled the amount of these penalties, which are specified in the civil FCA.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require drug manufacturers to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.

If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject to penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, debarment from receiving government contracts or refusal of new orders under existing contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Enforcement actions can be brought by federal or state governments, or as qui tam actions brought by individual whistleblowers in the name of the government under the civil False Claims Act if the violations are alleged to have caused the government to pay a false or fraudulent claim.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Medical Device Approval Process

In addition to our lead product candidate Neutrolin, which is subject to regulation by the FDA as a drug, we are developing other products that may be regulated as medical devices in the United States. The FDA regulates the design, development, clinical testing, manufacture, labeling, distribution, import and export, sale and promotion of medical devices. Unless an exemption applies or a product is a Class I device, all medical devices must receive either 510(k) clearance or an approved pre-market application, or PMA, from the FDA before they may be commercially distributed in the U.S. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement.

To obtain a 510(k) clearance for a device, a pre-market notification to the FDA must be submitted demonstrating that the device is substantially equivalent to a legally marketed predicate device. The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission, but as a practical matter, pre-market clearance can take significantly longer, potentially up to one year or more. The PMA process is much more demanding and uncertain than the 510(k) pre-market notification process and must be supported by extensive clinical, technical and other information, including at least one adequate and well-controlled clinical investigation. The FDA has 180 days to review an accepted PMA, although the review generally occurs over a significantly longer period of time, and can take up to several years.

After a device is placed on the market, numerous regulatory requirements apply, including:
●
Quality System Regulations, or QSRs, which require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices;
●
labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved, or off-label, uses and impose other restrictions on labeling and promotional activities;
●
medical device listing and establishment registration;
●
post-approval restrictions or conditions, including post-approval study commitments;

●
post-market surveillance requirements;
●
medical device reporting, or MDR, regulations, which require that manufacturers evaluate and investigate potential adverse events and malfunctions, and report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
●
regulations requiring the reporting of any device corrections or removals if the correction or removal was initiated to reduce a risk to health posed by the device or remedy a violation of the FDCA which may present a risk to health; and
●
the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is a risk to health.

Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections by the FDA and other governmental authorities to verify compliance with the QSR and other regulatory requirements.

Reimbursement and Pricing Controls

In many of the markets where we or our collaborative partners have targeted or will target Neutrolin for sale, laws control the prices charged to certain purchasers of pharmaceutical products and the prices paid by drug reimbursement programs through varying price control mechanisms. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating rebates with the manufacturers, limiting the reimbursement rate paid to providers, and using tiered formularies, co-payment structures that incentivize beneficiaries to request lower cost alternatives, and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Federal and commercial payors use competition for health plan coverage and market share as leverage to obtain rebates on products they reimburse, which impacts the manufacturer’s net realization on the sale of the products. These rebates may be paid on drugs sold at a mandatory discount. Additionally, federal and commercial health plans may choose to reimburse dialysis providers for dialysis services and drugs used in the provision of those services through a single bundled payment rate, which tends to make cost a more important factor for providers when making drug purchase decisions than it would otherwise be if the providers were reimbursed for drugs on a stand-alone basis. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA.

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

Intellectual Property

CRMD003 and CRMD004

On January 30, 2008, we entered into a License and Assignment Agreement, or the NDP License Agreement, with ND Partners, LLC, or NDP. Pursuant to the NDP License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). We acquired such licenses and patents through our assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann, and Dr. Johannes Reinmueller. NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in our company consisting of 365,534 shares of common stock as of December 31, 2010. In addition, we are required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares held in escrow is 145,543 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at December 31, 2016. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval processes and certain worldwide net sales amounts.

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

During the year ended December 31, 2013, a milestone payment of $500,000 was earned by NDP upon the first issuance of the CE Mark for Neutrolin, which was converted in January 2014 into 50,000 Series C-3 non-voting preferred stock and 250,000 warrants at an exercise price of $1.50 per share. During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of December 31, 2016 is 109,157 shares of common stock. There were no milestones achieved in 2015 or 2016.

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

We believe that the patents and patent applications we have licensed pursuant to the NDP License Agreement cover effective solutions to the various problems discussed previously when using taurolidine in clinical applications, and specifically in hemodialysis applications. We intend to file additional patent applications to cover any additional related subject matter we develop. We currently have five non-provisional patent applications, five international (PCT) patent applications and four provisional patent applications pending which cover additional applications using taurolidine in, among others, sutures, hydrogels, meshes, transdermal and biofilm products.

Employees

As of March 10, 2017, we had fourteen full time employees, including our customer service representative and office manager in Germany. We also engage various consultants and contractors for project management and research and development, manufacturing and regulatory development, marketing, financing, sales and marketing and administrative activities.

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

Item 1A.
Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable.

Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early stages of operation. We incurred net losses of approximately $24.6 million, $18.2 million and $20.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of approximately $119.2 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trial and commercialization activities increase as we develop and commercialize Neutrolin. As a result, we expect to experience negative cash flow as we fund our operating losses and capital expenditures. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Neutrolin was launched in December 2013 and is currently available for distribution in certain European Union and Middle East countries. We have not generated any significant commercial revenue and do not expect to generate substantial revenues from Neutrolin until it is approved by the FDA and launched in the U.S. market, and might never generate significant revenues from the sale of Neutrolin or any other products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: successfully marketing Neutrolin in Germany and other countries in which it is approved for sale; obtaining necessary regulatory approvals for Neutrolin from the other applicable European and Middle East agencies, other foreign agencies and the FDA and international regulatory agencies for any other products; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We have received a going concern opinion from our registered public accounting firm.

Our operations are subject to a number of factors that can affect our operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of our product candidates; the ability to obtain regulatory approval to market our products; ability to manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, our products; our ability to negotiate favorable licensing or other manufacturing and marketing agreements for our products; and our ability to raise capital to support our operations.

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2016, we had an accumulated deficit of $119.2 million, and incurred net losses from operations of $24.6 million for the year then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at December 31, 2016 will not be sufficient to fund operations for at least the next 12 months following the filing of this annual report on Form 10-K. These factors raise substantial doubt regarding our ability to continue as a going concern. Additionally, we will need additional funding to complete the hemodialysis clinical trial in the U.S. which commenced in December 2015 as well as to initiate the planned Phase 3 clinical trial in oncology patients with catheters.

As a result of the above matters, our independent auditors have indicated in their report on our December 31, 2016 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

Our continued operations will ultimately depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of our products in order to complete our ongoing and planned Phase 3 clinical trials and until we achieve profitability, if ever. We can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, we could be required to delay, scale back or eliminate some or all of our research and development programs which would likely have a material adverse effect on our business.

We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

We have launched Neutrolin in certain European Union and Middle East countries, but to date have no other approved product on the market and have not generated significant product revenue from Neutrolin to date. Unless and until we receive applicable regulatory approval for Neutrolin in the U.S., we cannot sell Neutrolin in the U.S. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from Neutrolin sales in Europe and other foreign markets, if approved, cash on hand, additional financings, licensing fees and grants.

We believe that our cash resources as of December 31, 2016, will not be sufficient to enable us to fund our projected operating requirements for at least the next 12 months following the balance sheet date. We will need additional funding thereafter to complete our ongoing Phase 3 hemodialysis clinical trial in the U.S., as well initiate as our planned Phase 3 clinical trial in the U.S. in oncology patients with catheters. If we are unable to raise additional funds when needed, we may not be able to complete our ongoing Phase 3 clinical trial, commence and complete our planned Phase 3 clinical trial or commercialize Neutrolin and we could be required to delay, scale back or eliminate some or all of our research and development programs. We can provide no assurances that any financing or strategic relationships will be available to us on acceptable terms, or at all. We expect to incur increases in our cash used in operations as we continue to commercialize Neutrolin in Europe and other markets, conduct our ongoing Phase 3 clinical trial and prepare for our planned Phase 3 clinical trial in oncology patients, seek FDA approval of Neutrolin in the U.S., commercialize Neutrolin in Europe and other markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.

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

Strategic alternatives we may pursue could include, but are not limited to, joint ventures or partnering or other collaboration agreements, licensing arrangements, or another transaction intended to maximize shareholder value, such as a merger, a sale of the Company or some or all of its assets, or another strategic transaction. In March 2015, the Board commenced a process to evaluate our strategic alternatives in order to accelerate the global development of Neutrolin and maximize shareholder value.  The Board previously engaged the investment bank Evercore Group L.L.C. to provide financial advice and assist the Board with its evaluation process. After the process with Evercore, we announced in July 2015 that we expect to continue to pursue product development and commercialization opportunities as we move forward with the planned Phase 3 clinical trials, rather than pursuing a possible sale of our company at that time. No transaction materialized pursuant to the Evercore engagement.   We terminated the arrangement with Evercore in July 2016. Although we will remain open to and consider strategic partnerships, there can be no assurance that any transaction will present itself.

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

Risks Related to the Development and Commercialization of Our Product Candidates

Our only product is only approved in Europe and is still in development in the U. S.

        Neutrolin currently and for at least the near future is our only current product as well as product candidate. Neturolin has received CE Mark approval in Europe, and we launched it in Germany in December 2013. We also are pursuing development of Neutrolin in the U.S. Our product commercialization and development efforts may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be proven safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. Even if approved, our products may not be accepted in the marketplace. Neutrolin will require significant additional development, clinical trials, regulatory clearances and/or investment by us or our collaborators as we continue its commercialization, as will any of our other products. Specifically, we plan to expand marketing of Neutrolin in other foreign countries and to develop Neutrolin for sale in the U.S., which will take time and capital.

We have entered into agreements with a Saudi Arabian company to market and sell Neutrolin in Saudi Arabia, and with a South Korean company to market, sell and distribute Neutrolin in South Korea upon receipt of regulatory approval in that country. We also have some commercial presence in Germany and the United Arab Emirates. Consequently, we will be dependent on these companies and individuals for the success of sales in those countries and any other countries in which we receive regulatory approval and in which we contract with third parties for the marketing, sale and/or distribution of Neutrolin. If these companies or individuals do not perform for whatever reason, our business, prospects and results of operations will me materially adversely affected. Finding a suitable replacement organization or individual for these or any other companies or individuals with whom we might contract could be difficult, which would further harm our business, prospects and results of operations.

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

In the United States, we have no current application for, and have not received the regulatory approvals required for, the commercial sale of any of our products. None of our product candidates has been determined to be safe and effective in the United States, and we have not submitted an NDA or PMA to the FDA for any product. We have received approval from the FDA to proceed with our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters and our planned Phase 3 trial in oncology patients with catheters, which is subject to finalization of the protocol with the FDA. In December 2015, we initiated the Phase 3 trial in hemodialysis catheters; however, we will not initiate the Phase 3 trial in oncology patients with catheters until we receive sufficient funding. We are seeking one or more strategic partners or other sources of capital to complete the Phase 3 trial in hemodialysis and to start the Phase 3 trial for oncology patients with catheters. However, we might not obtain any commercial partner or financing and may never start the Phase 3 clinical trial for oncology patients with catheters.

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

In anticipation that the U.S. Centers for Medicare & Medicaid Services (CMS), and private payers will demand that we demonstrate the cost effectiveness of Neutrolin as part of the reimbursement review and approval process, we have incorporated health economic evaluations into our ongoing clinical studies to support this review in the context of the prospective use of Neutrolin in dialysis, the ICU and oncology settings.  However, our studies might not be sufficient to support coverage or reimbursement at levels that allow providers to use Neutrolin.

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

Risks Related to Our Business and Industry

We might not be able to access any of the $40.0 million available to us under our new at-the-market common stock sales program.

In August 2016, we entered into a sales agreement with the FBR Capital Markets & Co. whereby we can sell up to $40 million of shares of our common stock. However, pursuant to a Consent and Exchange Agreement between us and Manchester, dated September 15, 2014 (and entered into as part of our removal of anti-dilution, price reset and change of control provisions in various securities that had caused those securities to be classified as derivative liabilities), (as amended in April 2015), Manchester has a right of participation in equity financings undertaken by us prior to September 15, 2017. The participation right extends to the at-the-market common stock sales program. Any common stock sold as part of our new at-the-market common stock sales program would be subject to Manchester’s participation right, Manchester’s waiver of its participation right or another arrangement with Manchester. In the event we are not able to obtain such a waiver or reach an agreement with Manchester, we would not be able to sell shares of common stock in our new at-the-market program, which could have a material adverse effect on our financial condition and operations.

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

              We are highly dependent on the principal members of our management and scientific staff, specifically, Khoso Baluch, a director and our Chief Executive Officer, Robert Cook, our Chief Financial Officer, Judith Abrams, our Chief Medical Officer and John Armstrong, our Executive Vice President for Technical Operations. Our future success will depend in part on our ability to identify, hire, and retain current and additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the New Jersey metropolitan area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

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

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. In its preliminary consideration of the matter, the EPO (and the German PTO) regarded the patent as not inventive or novel due to publication of prior art.  Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of prior art. In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the recent decision of the German PTO on the invalidity of the utility model. The EPO has scheduled a further oral hearing for November 22 / 23, 2017. While we continue to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that we will prevail in this matter.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint.  On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing was held on November 15, 2016. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. At this time, there are no further hearings scheduled. We intend to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support our claims.

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

Our business strategy for Neutrolin relies on collaborating with larger firms with experience in marketing and selling medical devices and pharmaceutical products; for other products we may also rely on such marketing collaborations or out-licensing of our product candidates. Specifically, for Neutrolin, we have entered into an agreement with a German company to market and sell Neutrolin in Germany and a distributor agreement with each of a Saudi Arabian and a South Korean company for sales and marketing in those two countries (upon receipt of approval to market in South Korea). In addition, we have an independent sales representative marketing and selling in the Middle East. Assuming we receive applicable regulatory approval for other markets, we plan to enter into distribution agreements with one or more third parties for the sale of Neutrolin in various European, Middle East and other markets. However, there can be no assurance that we will be able to successfully maintain those relationships or establish and maintain additional marketing, sales, or distribution relationships. Nor can there be assurance that such relationships will be successful, or that we will be successful in gaining market acceptance for our products. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues will be lower than if we marketed and sold our products directly, and any revenues we receive will depend upon the efforts of such third-parties.

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

We have entered into agreements with independent companies to market Neutrolin in Germany and in Saudi Arabia and, upon regulatory approval, South Korea. We also have an independent sales representative in the Middle East. We intend to seek a sales partner in the U.S. if Neutrolin receives FDA approval. Consequently, we will be dependent on these firms and individuals for the success of sales in these and any other countries in which approval is granted. If these firms or individuals do not perform for whatever reason, our business, prospects and results of operations will be materially adversely affected. Finding a new or replacement organization for sales and marketing could be difficult, which would further harm our business, prospects and results of operations.

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

              During the period from the completion of our initial public offering, or IPO, on March 30, 2010 through February 28, 2017, the high and low sales prices for our common stock were $10.40 and $0.15, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

As of December 31, 2016, we had outstanding the following securities that are convertible into or exercisable for shares of our common stock:

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
●
options to purchase an aggregate of 130,000 shares of our common stock issued to our officers, directors, employees and non-employee consultants under our Amended and Restated 2006 Stock Incentive Plan, or the 2006 Stock Plan, with a weighted average exercise price of $1.38 per share;
●
options to purchase an aggregate of 4,479,755 shares of our common stock issued to our officers, directors and non-employee consultants under our 2013 Stock Plan, with a weighted average exercise price of $2.31 per share;
●
warrants issued to investors in our 2012 private placement to purchase an aggregate of 312,500 shares of our common stock with an exercise price of $0.40 per share, which expire on September 20, 2017;
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
●
Series D Preferred Stock convertible into 1,479,240 shares of common stock;
●
Series E Preferred Stock convertible into 1,959,759 shares of common stock;
●
warrants for 682,500 shares of common stock issued in March 2014 with an exercise price of $2.50 per shares that expire on September 10, 2019;
●
warrants for 200,000 shares of common stock with an exercise price of $7.00 that expire on March 3, 2020; and
●
warrants for 83,400 shares of common stock with an exercise price of $7.00 that expire on March 25, 2020.

The possibility of the issuance of these shares, as well as the actual sale of such shares, could substantially reduce the market price for our common stock and impede our ability to obtain future financing.

We will need additional financing to fund our activities in the future, which likely will dilute our stockholders.

 To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2016, we had an accumulated deficit of $119.2 million, and incurred net losses from operations of $24.6 million for the year then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at December 31, 2016 will not be sufficient to fund operations for at least the next 12 months following the balance sheet date. Additionally, we will need additional funding to complete the hemodialysis clinical trial in the U.S. which commenced in December 2015 as well as to initiate the planned Phase 3 clinical trial in oncology patients with catheters. Further, we anticipate that we will incur operating losses for the foreseeable future. Additionally, we will require substantial funds in the future to support our operations. We expect to seek equity or debt financings in the future to fund our operations. The issuance of additional equity securities, or convertible debt or other derivative securities, likely will dilute some if not all of our then existing stockholders, depending on the financing terms.

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

Pursuant to our 2013 Stock Plan, our Board of Directors is authorized to award up to a total of 11,000,000 shares of common stock or options to purchase shares of common stock to our officers, directors, employees and non-employee consultants. As of December 31, 2016, options to purchase 130,000 shares of common stock issued under our 2006 Stock Plan at a weighted average exercise price of $1.38 per share, and options to purchase 4,479,755 shares of common stock issued under our 2013 Stock Plan at a weighted average exercise price of $2.31 per share were outstanding. In addition, at December 31, 2016, there were outstanding warrants to purchase an aggregate of 4,006,468 shares of our common stock at prices ranging from $0.40 to $7.00, and shares of our outstanding Series C-2, C-3, D and E preferred stock convertible into an aggregate of 6,303,999 shares of our common stock. Stockholders will experience dilution in the event that additional shares of common stock are issued under our 2006 Stock Plan or 2013 Stock Plan, or options issued under our 2006 Stock Plan or 2013 Stock Plan are exercised, or any warrants are exercised for, or preferred stock shares are converted to, common stock.

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

Item 1B.
Unresolved Staff Comments

None.

Item 2.
Properties

Our principal executive offices are located in approximately 4,700 square feet of office space in Bedminster, New Jersey. We sublease this office space pursuant to a sublease agreement dated December 2014 which runs from April 1, 2015 until March 31, 2018. Rent is $5,000 per month plus occupancy costs such as utilities, maintenance and taxes. The total lease obligation is approximately $180,000. Our remaining sublease obligation is approximately $75,000 as of December 31, 2016.

Our subsidiary leases its offices in Fulda, Germany for a term of 36 months which commenced on September 1, 2013 for a base monthly payment of €498. The total 36 month lease obligation was approximately €17,900. The 36 month lease has terminated. A new three-month lease agreement commenced on November 1, 2016 which is renewable every three months for a base monthly payment of €461.

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

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. In its preliminary consideration of the matter, the EPO (and the German PTO) regarded the patent as not inventive or novel due to publication of prior art. Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of prior art. In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the recent decision of the German PTO on the invalidity of the utility model. The EPO has scheduled a further oral hearing for November 22 / 23, 2017. While we continue to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that we will prevail in this matter.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. At this time, there are no further hearings scheduled. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

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

On December 1, 2015, Lead Plaintiff filed an Amended Complaint asserting claims that the Company and Steven Lefkowitz, Randy Milby and Harry O’Grady (the “Cormedix Defendants”) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The Amended Complaint also named as defendants several unrelated entities that allegedly were paid stock promoters. Lead Plaintiff alleged generally that the Cormedix Defendants made materially false or misleading statements and omissions concerning, among other things, the competitive landscape for the Company’s Neutrolin product and the alleged use of stock promoters. The Amended Complaint sought unspecified damages, interest, attorneys’ fees, and other costs.

On February 1, 2016, the Cormedix Defendants filed a motion to dismiss all claims asserted against them in the Amended Complaint on the grounds, among others, that the Amended Complaint fails to adequately allege: (1) material misstatements or omissions; (2) scienter by any of the Cormedix Defendants; or (3) loss causation. The Court heard oral argument on this motion on July 18, 2016 and in an order dated October 27, 2016, the Court granted the Cormedix Defendants’ Motion to Dismiss and dismissed with prejudice the Amended Complaint (the “Dismissal Order”). On December 16, 2016, the parties filed a stipulation with the Court in which the plaintiffs and their counsel agreed not to appeal, move for reconsideration or otherwise challenge the Dismissal Order. No settlement payment was made in exchange for the stipulation.

On May 13, 2016, a putative shareholder derivative action was filed in the Superior Court of New Jersey against the Company and certain present and former directors and officers captioned Raval v. Milby, et. al., Docket No. C-12034-6 (the “Derivative Action”). The factual allegations of the Derivative Action substantially overlap the factual allegations contained in the Amended Complaint in the Securities Class Action. The plaintiff purports to assert claims against the individual defendants on behalf of the Company for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The complaint in the Derivative Action seeks unspecified damages, interest, attorneys’ fees and other costs, and certain amendments to the Company’s “corporate governance and internal procedures”. On June 30, 2016, the Court entered a stipulated order, among other things, staying the Derivative Action until 30 days after either: (a) the entry of any order denying any motion to dismiss the Derivative Action in the Securities Class Action, or (b) the entry of a final order dismissing the Securities Class Action with prejudice. Following entry of the Dismissal Order in the Securities Class Action, the parties entered into a stipulation, among other things, staying the Derivative Action until 30 days after either (a) November 30, 2016, in the event plaintiffs in the Securities Class Action did not file an appeal of the Dismissal Order or (b) the final disposition of any appeal in the event the plaintiffs in the Securities Class Action filed a Notice of Appeal of the Dismissal Order. On January 6, 2017, the parties filed a Stipulation of Dismissal without Prejudice of the Derivative Action.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock trades on the NYSE MKT under the symbol “CRMD.” The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NYSE MKT:

	2016		2015
	High	Low	High	Low
First Quarter	$ 2.88	$1.15	$ 9.90	$1.63
Second Quarter	$ 4.54	$1.72	$10.40	$3.20
Third Quarter	$ 3.12	$1.35	$ 4.31	$1.72
Fourth Quarter	$ 3.26	$1.46	$ 2.96	$1.72

Based upon information furnished by our transfer agent, at March 14, 2017, we had approximately 63 holders of record of our common stock.

Stock Performance Graph

The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph covers the most recent five-year period ended December 31, 2016. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2011, and that all dividends are reinvested.

	Cumulative Total Return
	12/2011	12/2012	12/2013	12/2014	12/2015	12/2016
CorMedix, Inc.	$100	$255.03	$439.09	$676.35	$718.84	$541.78
NASDAQ Composite	$100	$116.41	$165.47	$188.69	$200.32	$216.54
NASDAQ Biotechnology	$100	$134.68	$232.37	$307.67	$328.76	$262.08

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number ofsecurities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	4,609,755	$2.29	5,682,790
Equity compensation plans not approved by security holders (2)	125,795	1.49	--
Total	4,735,550	$1.81	5,682,790

(1)
Our Amended and Restated 2006 Stock Incentive Plan was approved by our stockholders on February 19, 2010. Our 2013 Stock Incentive Plan was approved by our stockholders on July 30, 2013.

 (2) Consists of 795 shares of common stock issuable pursuant to a warrant issued to the placement agent of our convertible note financing in 2012 (with an exercise price of $0.40 per share) and 125,000 shares of common stock issuable pursuant to a warrant issued to ND Partners in April 2013 as consideration for the amendment of the ND Partners License Agreement.

Item 6.
Selected Consolidated Financial Data

The consolidated statement of income data set forth below with respect to the years ended December 31, 2016, December 31, 2015, and December 31, 2014, and the consolidated balance sheet data at December 31, 2016, December 31, 2015 and December 31, 2014 are derived from the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the years ended December 31, 2013 and December 31, 2012 and the consolidated balance sheet data at December 31, 2013 and December 31, 2012 are derived from audited consolidated financial statements not included herein.
(amounts in thousands, except for per share amounts)	2016	2015	2014	2013	2012
RESULTS OF OPERATIONS
Net sales	$224	$210	$189	$2	$-
Gross (loss)	(143)	(109)	(257)	(200)	-
(Loss) from operations	(24,761)	(16,654)	(8,903)	(4,915)	(3,000)
(Loss) before income taxes	(24,644)	(18,187)	(20,453)	(9,133)	(3,381)
Net (loss)	(24,644)	(18,187)	(20,453)	(9,133)	(3,381)
Comprehensive income (loss)	19	(37)	108	(9)	-
Comprehensive (loss)	(24,625)	(18,224)	(20,345)	(9,142)	(3,381)
(LOSS) PER SHARE
Basic and diluted	$(0.65)	(0.58)	(0.96)	(0.69)	$(0.30)
BALANCE SHEET DATA
Total cash and marketable securities	$20,165	$35,386	$4,340	$2,374	$835
Total assets	21,906	37,102	5,098	2,968	1,153
Total liabilities	4,092	3,090	1,463	6,990	1,489
Total stockholders’ equity (deficiency)	17,815	34,011	3,634	(4,022)	(335)

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

Overview

We are a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is on the development of our lead product candidate, Neutrolin, for potential commercialization in the U.S. and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin®. Neutrolin is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care / intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin addresses a significant unmet medical need and a potential large market opportunity.

We plan to conduct two pivotal trials to demonstrate safety and effectiveness of Neutrolin to secure marketing approval in the U.S. We initiated one Phase 3 clinical trial in hemodialysis patients with a central venous catheter in December 2015 and plan to initiate one Phase 3 trial in oncology patients with catheters, subject to funding requirements.

In July 2013, we received CE Mark approval for Neutrolin. As a result, in December 2013, we commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections (“CRBSI”), and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

Since our inception, we have not generated sufficient revenue from product sales to be profitable.  Our operations to date have been primarily limited to licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, performing business and financial planning, performing research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to incur increases in our cash use in operations as we continue to commercialize Neutrolin in Europe and other markets, prepare for and undertake our ongoing and planned Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of December 31, 2016, we had an accumulated deficit of approximately $119.2 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through December 31, 2016, we have funded our operations primarily through debt and equity financings and our initial public offering, and to a lesser extent, the receipt from Federal grants under the Qualifying Therapeutic Discovery Project program and the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., especially for the ongoing Phase 3 trial in hemodialysis patients and the planned Phase 3 trial in oncology.

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

	Year EndedDecember 31,
	2016	2015	2014
CRMD003	100%	98%	98%
CRMD004	-	2%	2%

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

Development timelines, probability of success and development costs vary widely. Our current focus is on clinical development efforts in the U.S. and optimization of sales in markets where Neutrolin is approved. We are seeking to develop Neutrolin in the U.S. Based on our discussions with the FDA, we are conducting a Phase 3 clinical trial in hemodialysis catheters and, subject to finalization of the protocol, plan to conduct one Phase 3 clinical trial in oncology. We plan to initiate the Phase 3 trial in oncology depending on our ability to raise additional capital and our ability to complete the hemodialysis catheters trial within our expected budget. We expect that the ongoing Phase 3 trial for hemodialysis catheters will cost approximately $26 million to $30 million and will take 30 months to complete after initiation. We are still finalizing the details of the protocol for the planned second Phase 3 trial for oncology/total parenteral nutrition and are unable to provide a cost estimate at this time. We are seeking one or more strategic partners or other sources of capital to help complete the development of Neutrolin in the U.S.

On July 5, 2013, we received CE Mark approval for Neutrolin. As a result, in late 2013, we commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections, or CRBI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union and Middle East countries for such treatment.

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

Loss on Modification of Equity Instruments and Extinguishment of Derivative Liabilities

As discussed in Note 7 to the financial statements included in this Report, the loss on modification of equity instruments and extinguishment of derivative liabilities represents the change in the fair value of the preferred stock hybrid instruments and liability classified warrants resulting from the modifications made to those instruments during the year ended December 31, 2014.

Foreign Currency Exchange Transaction Gain (Loss)

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than our functional currency and is reported in the consolidated statement of operations as a separate line item within other income (expense). In 2014, foreign currency exchange transaction gain (loss) consists of foreign exchange transaction gains and losses on intercompany loans that are in place between our company, which is based in New Jersey, and our German subsidiary. Effective October 1, 2014, we determined that the intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. As such, beginning October 1, 2014, unrealized foreign exchange movements related to long-term intercompany loans are recorded in other comprehensive income (loss).

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on financing of expenditures.

Results of Operations

Comparison of the Years Ended December 31, 2016, 2015 and 2014

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Year Ended December 31,			% of Change Increase (Decrease)
	2016	2015	2014	2016 versus 2015	2015 versus 2014
Revenue	$224	$210	$189	7%	11%
Cost of sales	(367)	(319)	(446)	15%	(29)%
Gross profit (loss)	(143)	(109)	(257)	31%	(58)%
Operating Expenses:
Research and development	(15,735)	(6,282)	(1,319)	150%	376%
Selling, general and administrative	(8,883)	(10,263)	(7,327)	(13)%	40%
Total operating expenses	(24,618)	(16,545)	(8,646)	49%	91%
Loss from operations	(24,761)	(16,654)	(8,903)	49%	87%
Interest income	127	61	3	108%	1933%
Foreign exchange transaction loss	(8)	(7)	(151)	14%	(96)%
Value of warrants issued in connection with backstop financing	-	(1,583)	-	(100%)	(100)%
Loss on issuance of preferred stock, convertible notes and warrants	-	-	(89)	-	(100)%
Change in fair value of derivative liabilities	-	-	(8,849)	-	(100)%
Loss on modification of equity instruments and extinguishment of derivative liabilities	-	-	(2,462)	-	(100)%
Interest expense	(1)	(4)	(2)	(75)%	90%
Net loss	(24,643)	(18,187)	(20,453)	35%	(12)%
Other comprehensive income gain (loss)	19	(37)	108	(152)%	(134)%
Comprehensive loss	$(24,624)	$(18,224)	$(20,345)	35%	(11)%

Revenue. Revenue for the year ended December 31, 2016 was $224,000 as compared to $210,000 for the same period in 2015, an increase of $14,000. The increase was due to the recognition of deferred revenue of $106,000 for the products sold with warranty, substantially offset by a decrease in sales of Neutrolin in Germany and the Middle East of $92,000.

Revenue for the year ended December 31, 2015 was $210,000 as compared to $189,000 for the same period in 2014, an increase of $21,000. The majority of the revenue is from sales of Neutrolin in Germany and Middle East markets. In addition, we realized $8,000 associated with the amortization of deferred revenue from a non-refundable payment received from a distribution agreement in 2015 as compared to $4,000 in 2014.

Cost of Sales. Cost of sales for the year ended December 31, 2016 was $367,000 as compared to $319,000 for the same period in 2015, an increase of $48,000. The increase was primarily due to the $63,000 recognition of cost of sales associated with deferred revenue, an increase in write-off of expired raw materials of $58,000, and an increase of inventory reserve of $5,000, offset by decreases in ongoing stability studies of $35,000 and decreased cost of materials of $43,000 due to lower sales in 2016 excluding deferred revenue.

Cost of sales for the year ended December 31, 2015 was $319,000 as compared to $446,000 for the same period in 2014, a decrease of $127,000. The decrease was primarily due to decreases in ongoing stability studies and services performed in the management of manufacturing of $131,000 and other manufacturing expenses mainly due to costs in transitioning Neutrolin to new labels and packaging of $13,000, offset by an increase in direct cost of materials of $67,000 due to the use of new commercial batches as compared to the use of old previously expensed research and development batches in 2014. In addition, we recorded a charge of $125,000 associated with pre-launch inventory build-up and start-up related manufacturing inefficiencies in 2015 as compared to $175,000 in 2014, a decrease of $50,000.

Research and Development Expense. R&D expense for the year ended December 31, 2016 was $15,735,000, an increase of $9,453,000 from $6,282,000 for the same period in 2015. The increase was primarily attributable to $5,317,000 of expenses related to the ongoing Phase 3 clinical trial in hemodialysis catheters in the U.S.; cost of new studies related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $2,438,000; costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $1,928,000; personnel cost of $627,000, mainly due to hiring employees and consulting fees of $290,000. These increases were partially offset by decreases in pharmacoeconomics and pricing and market research studies conducted in 2015 of $401,000 and decreased non-cash stock based compensation of $758,000.

R&D expense for the year ended December 31, 2015 was $6,282,000, an increase of $4,963,000 from $1,319,000 for the same period in 2014. The increase was primarily attributable to $1,020,000 for the initiation of the Phase 3 clinical trial in hemodialysis catheters in the U.S.; higher costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $1,718,000 and pharmacoeconomics, and pricing and market research studies of $203,000. Additionally, increases in non-cash stock based compensation of $871,000, consulting fees pertaining mainly to the clinical supply manufacturing development process and regulatory activities of $996,000, and personnel costs of $120,000 were recognized.

Selling, General and Administrative Expense. SG&A expense for the year ended December 31, 2016 was $8,883,000, a decrease of $1,380,000 from $10,263,000 for the same period in 2015. The decrease was primarily attributable to a $1,133,000 decrease in non-cash stock-based compensation expense, mainly due to the modification of our former CEO’s stock options recorded in 2015; a decrease in selling expenses in the EU of $666,000, mainly due to reduction in sales force and a decrease in expenses related to business development activities of $430,000. These decreases, among others of lesser significance, were partially offset by increased consulting fees of $587,000, primarily due to interim CFO and executive search fees; increased legal fees of $159,000; increased personnel expenses of $56,000 and increased investor relations activities of $50,000.

SG&A expense for the year ended December 31, 2015 was $10,263,000, an increase of $2,936,000 from $7,327,000 for the same period in 2014. The increase was attributable to increases in personnel expenses of $650,000 due to employee benefits and the Release of Claims and Severance Modification with our CEO; legal fees due mainly to ongoing intellectual property and securities litigation, increased SEC and clinical activities of $784,000; expenses related to business development activities of $292,000 and marketing research studies of $248,000; consulting fees of $554,000 primarily due to an executive search fee, increased investor relations activities of $193,000; and a non-cash charge of $187,000 for stock-based compensation expense due to the modification of the stock options of our CEO and $113,000 for modification of warrants. These increases, among others of lesser significance, were partially offset by a decrease in selling costs related to commercialization of Neutrolin in the EU of $268,000.

Loss on Issuance of Preferred Stock, Convertible Notes and Warrants. The loss on the issuance of preferred stock and warrants of $90,000 for the year ended December 31, 2014 represents the difference on the issuance date between the combined fair value of the conversion option and the warrants of $2,054,000, and the combined proceeds received and liabilities settled, net of all issuance-related fees and expenses of $1,965,000. Due to the elimination of the downround protection of these derivative liabilities through an agreement modification in September 2014, which resulted in the reclassification of derivative liabilities to equity, there was no charge to earnings during the years ended December 31, 2016 and 2015.

Change in Fair Value of Derivative Liabilities. The change in the value of derivative liabilities for the year ended December 31, 2014 of $8,849,000 consists of increases in the fair value of preferred stock conversion options and warrants between December 31, 2013 and September 15, 2014 of $7,138,000 and $1,711,000, respectively. Due to the modification of certain terms within the preferred stock which resulted in the reclassification of the remaining derivative liability to equity in September 2014, there was no charge to earnings during the years ended December 31, 2016 and 2015.

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

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction losses for the years ended December 31, 2016 and 2015 of $8,000 and $7,000, respectively, were due to the foreign exchange rate fluctuations for the payment of invoices paid in foreign currency. Foreign exchange transaction loss for the year ended December 31, 2014 was $151,000 due to additional funding to our German subsidiary through September 30, 2014 and the corresponding fluctuation in the exchange rates. Effective October 1, 2014, we considered the intercompany loans to be of long-term investment nature. Foreign exchange gains or losses subsequent to October 1, 2014 have been recorded in other comprehensive income.

Interest Income. Interest income for the year ended December 31, 2016 was $126,800, an increase of $66,400 from $60,400 for the same period in 2015. The increase was attributable to recording higher interest income on short-term investments during 2016 as compared to the same period in 2015.

Interest income for the year ended December 31, 2015 was $60,400, an increase of $57,700 from $2,700 for the same period in 2014. The increase was attributable to higher average interest-bearing cash balances during the year ended December 31, 2015 as compared to the same period in 2014.

Interest Expense. Interest expense for the year ended December 31, 2016 was $1,300 as compared to $4,000 for the same period in 2015, a decrease of $2,700.

Interest expense for the year ended December 31, 2015 was $4,000 as compared to $2,000 for the same period in 2014, an increase of $2,000.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income resulting in a $19,000 gain in 2016, $37,000 loss in 2015 and $108,000 gain in 2014.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006. We received the following proceeds from the issuance of our common stock during the years ended:

	December 31,
	2016			2015
	Shares Issued	Net Proceeds	Wtd. Ave. Price	Shares Issued	Net Proceeds	Wtd. Ave. Price
At-the-market program	3,360,037	$6,229,351	$1.92	5,310,037	$28,451,848	$5.55
Exercise of stock options	1,087,500	863,101	$0.79	499,955	492,960	$0.99
Exercise of warrants	-	-	$-	4,581,783	14,658,161	$3.20
Totals	4,447,537	$7,092,452		10,391,775	$43,602,969

During the year ended December 31, 2014, we sold the following:

●
200,000 shares of our Series C-3 non-voting convertible preferred stock and warrants to purchase up to 1,000,000 shares of our common stock for net cash proceeds of $1,319,000 and the settlement of accounts payable and accrued expenses of $645,000; and
●
2,960,000 units, each unit consisted of one share of our common stock and 0.35 of a warrant to purchase one share of our common stock, for gross proceeds of $7,400,000. We received net proceeds of approximately $6,723,000.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $22,265,000 as compared to $12,527,000 in 2015, an increase in net cash use of $9,738,000. The increase was primarily attributable to an increase in net loss of $6,456,000 driven by increased research and development expenses. The net loss of $24,644,000 for the year ended December 31, 2016 was higher than cash used in operating activities by $2,379,000. The difference is primarily attributable to non-cash stock-based compensation of $1,335,000, increase in accrued expenses of $1,122,000 and decreases in trade receivables and inventory of $308,000 and $80,000, respectively, offset by an increase in prepaid expenses of $505,000 due to expenses associated with the Phase 3 clinical trial in hemodialysis catheters in the U.S and decrease in accounts payable of $64,000.

Net cash used in operating activities for the year ended December 31, 2015 was $12,527,000 as compared to $6,321,000 in 2014. The net loss of $18,187,000 for the year ended December 31, 2015 was higher than cash used in operating activities by $5,660,000. The difference is attributable primarily to a non-cash stock-based compensation of $3,226,000, non-cash charge for warrants issued in connection with the March 2015 backstop agreement of $1,583,000 and value of warrants related to the extension of the expiration date of $113,000. In comparison for the same period last year, the net loss of $20,453,000 for the year ended December 31, 2014 was higher than cash used in operating activities by $14,132,000. The difference is attributable primarily to revaluation of derivative liabilities of $8,849,000, non-cash loss on extinguishment of derivative liabilities of $2,463,000, non-cash stock-based compensation of $2,168,000, and losses on foreign currency transactions and issuance of preferred stock of $151,000 and $90,000, respectively.

Net Cash Provided by (Used in) Investing Activities

Cash provided by (used in) investing activities for the year ended December 31, 2016 was $11,420,000, attributable to the proceeds on the sale of short-term investments as compared to cash used in investing activities of $23,608,000 for the same period in 2015 due to the purchase of short-term investments.

Cash used in investing activities for the year ended December 31, 2015 was $23,608,000 attributable to the purchase of short-term investments as compared to $25,000 for the same period in 2014 due to the purchase of software for our German subsidiary.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $7,092,000 as compared to $43,629,000 for the same period in 2015. During 2016, we generated net proceeds of $6,229,000 from the sale of our common stock in the at-the-market program and received net proceeds of $863,000 from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2015 was $43,629,000 as compared to $8,358,000 for the same period in 2014. During 2015, we generated $28,452,000 net proceeds from the sale of our common stock in an at-the-market program; received $14,658,000 and $493,000 net proceeds from the exercise of warrants and stock options, respectively. In comparison to the same period in 2014, we generated net proceeds of $6,723,000 and $1,319,000 from the sale of our common stock and Series C-3 preferred stock, respectively, and received net proceeds of $318,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of December 31, 2016 was $20.2 million, excluding restricted cash of $0.2 million, compared with $35.4 million and $4.3 million at December 31, 2015 and 2014, respectively. In addition, we have approximately $4.1 million available under our current at-the-market program at December 31, 2016.  In August 2016, we entered into a new At-the-Market Issuance Sales Agreement (the "ATM program") with FBR Capital Markets & Co. (“FBR”), the successor in interest to MLV, on terms identical to the Sales Agreement for our current at-the-market program. This new agreement allows us to sell up to $40 million of shares of our common stock; however, we cannot access the at-the-market program under the new sales agreement unless and until (i) we and Manchester Securities Corp. (“Manchester”) agree as to the exercise or waiver of Manchester’s participation rights in the new ATM program, which rights were granted in a Consent and Exchange Agreement dated September 15, 2014, and apply to any equity financing we undertake until September 15, 2017, and (ii) we amend our existing shelf registration statement or file a new registration statement that includes the prospectus for the new at-the-market program. (See Note 4).

Because our business has not currently generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities and our business development activities, as well as to fund operations generally. Our continued operations and completion of our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S., which was initiated in December 2015, will depend on our ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We plan to conduct a Phase 3 clinical trial in oncology patients with catheters in the U.S., for which additional funds over and above the funds needed for the ongoing hemodialysis Phase 3 clinical trial will be required before such trial can commence. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, that may enable us to complete our hemodialysis study and commence our oncology study.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. At December 31, 2016, we have approximately $4.1 million available under our current at-the market program. We also have $60.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities. We may utilize our ATM program, if conditions allow, to support our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S. Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

While we expect to grow product sales, we do not anticipate that we will generate significant product revenues in the foreseeable future. In the absence of such revenue, we are likely to continue generating operating cash flow deficits. We expect to incur increases in our cash used in operations as we continue our ongoing and planned Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property and seek FDA approval of Neutrolin in the U.S.

Based on our cash resources at December 31, 2016 and the expected cost of the Phase 3 clinical trial in hemodialysis catheters in the U.S., we believe that our existing cash and short-term investments will be insufficient to fund our operations through 2017 and will not be sufficient to complete the ongoing Phase 3 trial for hemodialysis catheters in the U.S. or to begin the planned Phase 3 trial for oncology patients with catheters. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our ongoing Phase 3 clinical trial, and will be unable to commence our planned Phase 3 clinical trial for oncology patients with catheters. We could also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

We entered into a sublease for 4,700 square feet of office space in Bedminster, New Jersey, which runs from April 1, 2015 until March 31, 2018. Rent is $5,000 per month plus occupancy costs such as utilities, maintenance and taxes. In accordance with the lease agreement, we deposited $5,000 with the landlord, the equivalent of one month rent.

Our German subsidiary entered into a lease agreement for its offices in Fulda, Germany. The lease initially had a term of 36 months which commenced on September 1, 2013 for a base monthly payment of €498. A new lease agreement commenced on November 1, 2016 which is renewable every three months for a base monthly payment of €461.

Under our current lease agreements, the total estimated remaining lease obligation as of December 31, 2016 is set forth below:

2017	$62,237
2018	15,000
Total	$77,237

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

Stock-Based Compensation

We account for stock options according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using a Black-Scholes option pricing model for options with service or performance based conditions and a Monte Carlo option pricing model for options with market vesting conditions. Stock-based compensation cost is recognized as expense, over the employee’s requisite service period on a straight-line basis.

Effective October 1, 2016, we adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was applied retroactively effective January 1, 2016, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis.

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

Revenue Recognition

We recognize revenue in accordance with SEC SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”) and FASB ASC 605, “Revenue Recognition” (“ASC 605”). Our product Neutrolin received its CE Mark in Europe in July 2013 and shipment of product to the dialysis centers began in December 2013. In accordance with SAB 101 and SAB 104, we recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. We recognize revenue upon shipment of product to the dialysis centers because the four revenue recognition criteria are met at that time. For an upfront payment related to an exclusive distribution agreement, we record it as deferred revenue and recognize revenue on a straight-line basis over the contractual term of the agreement

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that any product shipped with less than 75% of its shelf life remaining would be replaced by us if the customer was not able to sell the product before it expired. As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, we were unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, we deferred the revenue and related cost of sales associated with the original shipment of this product. Since we will be unable to resell the expired product if returned by the customer, the deferred revenue and related cost of sales is presented net as “Deferred revenue” on the consolidated balance sheet. During the year ended December 31, 2016, we recognized 35.6% of deferred revenue and related cost of sales amounting to $106,000 and $63,000, respectively. At December 31, 2016 and 2015, deferred revenue on shipment to distributor was $75,000 and $121,000, respectively.

During the year ended December 31, 2014, we entered into a distribution agreement with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the agreement, Wonik paid to us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea. Revenue associated with the non-refundable up-front payment under this arrangement is deferred and recognized as revenue on a straight-line basis over the contractual term of our agreement. Deferred revenue related to this agreement at December 31, 2016 and 2015 amounted to approximately $29,000 and $38,000, respectively.

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

Embedded Derivative Liabilities:

We have previously had several series of preferred stock and warrants that contained embedded derivatives.  We evaluate all our financial instruments to determine if those instruments or any embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.   Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

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

In June 2016, the FASB issued new guidance which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted beginning in the first quarter of fiscal year 2019. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In November 2016, the FASB issued new guidance which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued new guidance which clarifies the definition of a business in a business combination. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued new guidance which simplifies the test for goodwill impairment. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

Recently Adopted Authoritative Pronouncements:

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

In August 2014, the FASB issued new guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and if management’s plans will alleviate that doubt. Management will be required to make this evaluation for both annual and interim reporting periods. We adopted this guidance as of the fiscal year ended December 31, 2016.

In April 2015, the FASB issued new guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance requires retrospective adoption and was effective for us beginning in the first quarter of 2016.  This adoption did not have a material impact on our consolidated financial statements.

 In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this guidance in the fourth quarter of fiscal year 2016. This adoption did not have a material impact on our consolidated financial statements.

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

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.
Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management, including, our Chief Executive Officer and Chief Financial Officer, have undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criterial established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Friedman LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2016, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorMedix, Inc.

We have audited CorMedix, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CorMedix, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by COSO in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CorMedix, Inc. and subsidiary as of December 31, 2016, and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion thereon that included an explanatory paragraph regarding CorMedix, Inc.’s ability to continue as a going concern.

/s/ Friedman LLP
East Hanover, NJ
March 16, 2017

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

The other information required by this Item concerning our directors and executive officers is incorporated by reference from the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” contained in our proxy statement related to the 2017 Annual Meeting of Stockholders scheduled to be held on June 6, 2017 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement.

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

2.
Financial Statement Schedules:

None.

3.
Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Form of Amended and Restated Bylaws.	S-1/A	3/01/2010	3.4
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.4	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.5	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.6	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.7	Certificate of Amendment to Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.10
3.8	Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.6
3.9	Certificate of Amendment to Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.11
3.10	Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.9
3.11	Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.7
3.12	Certificate of Amendment to Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.12

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.13	Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.8
3.14	Certificate of Amendment to Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.13
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Stockholder Agreement, dated as of January 30, 2008, between CorMedix Inc. and ND Partners LLC.	S-1	11/25/2009	4.7
4.3	Form of Warrant Issued in September/November 2012.	10-Q	11/13/2012	4.2
4.4	Form of Sales Agent Warrant issued in September 2012.	10-Q	11/13/2012	4.3
4.5	Warrant issued to ND Partners in April 2013.	10-Q	5/15/2013	4.18
4.6	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.7	Form of Warrant issued on July 30, 2013.	8-K	7/26/2013	4.21
4.8	Form of Warrant issued on October 22, 2013.	8-K	10/18/2013	4.22
4.9	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.10	Form of Warrant issued on March 10, 2014.	8-K	3/05/2014	4.24
4.11	Form of Warrant issued on March 3, 2015.	8-K	3/04/2015	4.1
4.12	Amended and Restated Warrant originally issued May 30, 2013.	8-K	3/04/2015	4.3
4.13	Amended and Restated Warrant originally issued March 24, 2010.	8-K	3/04/2015	4.2
4.14	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	3/04/2015	4.5
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/312009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4*	Manufacture and Development Agreement, dated as of March 5, 2007, by and between the Company and Emcure Pharmaceuticals USA, Inc.	S-1/A	12/31/2009	10.14
10.5	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.6	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.7	Agreement for Work on Pharmaceutical Advertising dated January 10, 2013 by and between MKM Co-Pharma GmbH and CorMedix Inc.	8-K	1/16/2013	10.22
10.8	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.9	Form of Securities Purchase Agreement, dated January 7, 2014, between CorMedix Inc. and the investors named therein.	8-K	1/09/2014	10.36
10.10	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.11	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.12	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Robert Cook.**				X
10.13	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Judith Abrams.**				X
10.14	Employment Agreement, effective March 1, 2017, between CorMedix Inc. and John Armstrong.				X
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2016 and 2015, (ii) Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to the Financial Statements.***
X
_____________

*	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
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

CORMEDIX INC.

March 16, 2017	By: /s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)
March 16, 2017	By: /s/ Robert Cook
Robert Cook
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Khoso Baluch	Chief Executive Officer and Director	March 16, 2017
Khoso Baluch	(Principal Executive Officer)

/s/ Robert Cook	Chief Financial Officer	March 16, 2017
Robert Cook	(Principal Financial and Accounting Officer)

/s/ Cora Tellez	Chairman of the Board and Director	March 16, 2017
Cora Tellez

/s/ Janet Dillione	Director	March 16, 2017
Janet Dillione

/s/ Michael George	Director	March 16, 2017
Michael George

/s/ Myron Kaplan	Director	March 16, 2017
Myron Kaplan

/s/ Taunia Markvicka	Director	March 16, 2017
Taunia Markvicka

 CORMEDIX INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CorMedix, Inc.

We have audited the accompanying consolidated balance sheets of CorMedix, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2, the Company has an accumulated deficit of $119.2 million as of December 31, 2016, has recurring losses, and negative cash flow from operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If the Company is unable to obtain additional financing, there could be a material adverse effect on the Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of the year ended December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017, expressed an unqualified opinion.

/s/ Friedman LLP
East Hanover, NJ
March 16, 2017

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$8,064,490	$11,817,418
Restricted cash	171,553	171,553
Short-term investments	12,100,920	23,568,386
Trade receivables	12,014	315,771
Inventories, net	166,733	376,569
Prepaid research and development expenses	943,924	430,162
Other prepaid expenses and current assets	372,057	379,004
Total current assets	21,831,691	37,058,863
Property and equipment, net	69,695	37,866
Other assets	5,000	5,000
TOTAL ASSETS	$21,906,386	$37,101,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,645,298	$1,709,397
Accrued expenses	2,342,352	1,221,557
Deferred revenue	104,210	130,409
Total current liabilities	4,091,860	3,061,363
Deferred revenue, long term	-	28,878
TOTAL LIABILITIES	4,091,860	3,090,241

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 450,085 shares issued and outstanding at December 31, 2016 and 2015, respectively	450	450
Common stock - $0.001 par value: 80,000,000 shares authorized; 40,432,339 and 35,963,348 shares issued and outstanding at December 31, 2016 and 2015, respectively	40,433	35,964
Accumulated other comprehensive gain	81,186	62,130
Additional paid-in capital	136,857,409	128,304,539
Accumulated deficit	(119,164,952)	(94,391,595)
TOTAL STOCKHOLDERS’ EQUITY	17,814,526	34,011,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,906,386	$37,101,729

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2016, 2015 and 2014

	December 31,
	2016	2015	2014
Revenue
Net sales	$224,105	$210,130	$189,274
Cost of sales	(366,673)	(318,718)	(445,799)
Gross loss	(142,568)	(108,588)	(256,525)
Operating Expenses
Research and development	(15,735,300)	(6,281,823)	(1,318,734)
Selling, general and administrative	(8,883,050)	(10,263,560)	(7,326,861)
Total operating expenses	(24,618,350)	(16,545,383)	(8,645,595)
Loss From Operations	(24,760,918)	(16,653,971)	(8,902,120)
Other Income (Expense)
Interest income	126,774	60,393	2,714
Foreign exchange transaction loss	(8,172)	(6,735)	(150,803)
Loss on issuance of preferred stock, convertible notes and warrants	-	-	(89,590)
Value of warrants issued in connection with backstop financing	-	(1,583,252)	-
Change in fair value of derivative liabilities	-	-	(8,848,953)
Loss on modification of equity instruments and extinguishment of derivative liabilities	-	-	(2,462,588)
Interest expense	(1,311)	(3,964)	(2,087)
Total income (expense)	117,291	(1,533,558)	(11,551,307)
Net Loss	(24,643,627)	(18,187,529)	(20,453,427)
Other Comprehensive Income Gain (Loss)
Unrealized gain (loss) from investments	11,027	(24,239)	-
Foreign currency translation gain (loss)	8,029	(12,603)	108,295
Total other comprehensive income gain (loss)	19,056	(36,842)	108,295
Comprehensive Loss	$(24,624,571)	$(18,224,371)	$(20,345,132)
Net Loss	$(24,643,627)	$(18,187,529)	$(20,453,427)
Dividends, including deemed dividends	-	(33,121)	(82,899)
Net Loss Attributable To Common Shareholders	$(24,643,627)	$(18,220,650)	$(20,536,326)
Net Loss Per Common Share – Basic and Diluted	$(0.65)	$(0.58)	$(0.96)
Weighted Average Common Shares Outstanding – Basic and Diluted	37,967,373	31,343,545	21,441,906

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERSí EQUITY
Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Non-Voting Preferred Stock – Series A, Series B, Series C-1, Series C-2, C-3, Series D and Series E		Accumulated Other Comprehen-sive Gain (Loss)	AdditionalPaid-inCapital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	16,606,695	$16,606	857,160	$857	$(9,323)	$51,720,156	$(55,750,639)	$(4,022,343)
Series C-3 non-voting preferred stock issued in January 2014 financing at $10 per share, net	-	-	200,000	200	-	-	-	200
Conversion of Series C-1 non-voting preferred stock to common stock	1,400,000	1,400	(140,000)	(140)	-	2,446,124	-	2,447,384
Stock issued in connection with March 2014 public offering at $2.50 per unit, net	2,960,000	2,960	-	-	-	4,991,838	-	4,994,798
Reclassification of Series C-2 and Series C-3 preferred stock conversion option derivative liability to equity	-	-	-	-	-	6,235,398	-	6,235,398
Reclassification of derivative liabilities to equity from modification of various equity instruments including payment-in-kind dividends	-	-	53,788	54	-	11,740,809	-	11,740,863
Shares held in escrow upon achievement of certain milestone	-	-	-	-	-	(36)	-	-
Stock-based compensation	-	-	-	-	-	2,168,303	-	2,168,303
Stock issued in connection with warrants cashless exercised	772,589	773	-	-	-	(773)	-	-
Stock issued in connection with stock options exercised	455,000	455	-	-	-	317,695	-	318,150
Conversion of wages and fees to common stock	57,384	57	-	-	-	96,794	-	96,851
Conversion of Series C-3 non-voting preferred stock to common stock	210,000	210	(21,000)	(21)	-	(189)	-	-
Other comprehensive gain	-	-	-	-	108,295	-	-	108,295
Net loss	-	-	-	-	-	-	(20,453,427)	(20,453,427)
Balance at December 31, 2014	22,461,668	22,461	949,948	950	98,972	79,716,155	(76,204,066)	3,634,472
Conversion of Series B non-voting preferred stock to common stock	454,546	455	(454,546)	(455)	-	-	-	-
Conversion of Series C-3 non-voting preferred stock to common stock	425,000	425	(42,500)	(42)	-	(383)	-	-
Conversion of Series E non-voting preferred stock to common stock	61,598	62	(2,817)	(3)	-	(59)	-	-
Stock issued in connection with warrants exercised	4,581,783	4,582	-	-	-	14,653,579	-	14,658,161
Stock issued in connection with warrants cashless exercised	2,158,033	2,158	-	-	-	(2,158)	-	-
Stock issued in connection with stock options exercised	499,955	500	-	-	-	492,460	-	492,960
Stock issued in connection with sale of common stock	5,310,037	5,310	-	-	-	28,446,538	-	28,451,848
Stock issued in connection with conversion of wages	10,728	11	-	-	-	49,989	-	50,000
Value of warrants in connection with backstop financing	-	-	-	-	-	1,583,252	-	1,583,252
Modification of warrant agreement	-	-	-	-	-	112,982	-	112,982
Short swing profit recovery	-	-	-	-	-	26,525	-	26,525
Stock-based compensation	-	-	-	-	-	3,225,659	-	3,225,659
Other comprehensive loss	-	-	-	-	(36,842)	-	-	(36,842)
Net loss	-	-	-	-	-	-	(18,187,529)	(18,187,529)
Balance at December 31, 2015	35,963,348	35,964	450,085	450	62,130	128,304,539	(94,391,595)	34,011,488
Cumulative effect of change in accounting principle (Note 8)	-	-	-	-	-	129,730	(129,730)	-
Stock issued in connection with sale of common stock, net	3,360,037	3,360	-	-	-	6,225,991	-	6,229,351
Stock issued in connection with warrants cashless exercised	21,454	21	-	-	-	(21)	-	-
Stock issued in connection with stock options exercised	1,087,500	1,088	-	-	-	862,013	-	863,101
Stock-based compensation	-	-	-	-	-	1,335,157	-	1,335,157
Other comprehensive gain	-	-	-	-	19,056	-	-	19,056
Net loss	-	-	-	-	-	-	(24,643,627)	(24,643,627)
Balance at December 31, 2016	40,432,339	$40,433	450,085	$450	$81,186	$136,857,409	$(119,164,952)	$17,814,526

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,643,627)	$(18,187,529)	$(20,453,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,335,157	3,225,659	2,168,303
Value of warrants issued in connection with backstop financing	-	1,583,252	-
Modification of warrant agreement	-	112,982	-
Loss on foreign exchange transactions	-	-	150,803
Loss on issuance of preferred stock, convertible notes and warrants	-	-	89,590
Loss on modification of equity instruments and extinguishment of derivative liabilities	-	-	2,462,588
Inventory reserve	130,000	125,000	175,000
Revaluation of derivative liabilities	-	-	8,848,953
Depreciation	25,596	15,076	15,074
Changes in operating assets and liabilities:
Restricted cash	-	(171,553)	220,586
Trade receivables	307,774	(248,186)	(85,412)
Inventory	79,836	(38,540)	(558,008)
Prepaid expenses and other current assets	(505,492)	(645,356)	72,958
Accounts payable	(63,586)	825,105	8,055
Accrued expenses	1,121,863	764,114	522,995
Deferred revenue	(52,916)	113,078	41,123
Net cash used in operating activities	(22,265,395)	(12,526,898)	(6,320,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments	11,478,493	(23,592,625)	-
Purchase of equipment	(58,723)	(15,446)	(25,402)
Net cash provided by (used in) investing activities	11,419,770	(23,608,071)	(25,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program	6,229,351	28,451,848	-
Proceeds from Series C-3 preferred stock, net	-	-	743,884
Proceeds from Series C-3 preferred stock, related party	-	-	575,000
Proceeds from exercise of warrants	-	14,658,161	-
Proceeds from exercise of stock options	863,101	492,960	318,150
Payment of deferred financing costs	-	-	(2,366)
Proceeds from sale of equity securities	-	-	6,723,248
Proceeds from short swing profit recovery	-	26,525	-
Net cash provided by financing activities	7,092,452	43,629,494	8,357,916
Foreign exchange effects on cash	245	(16,647)	(46,048)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,752,928)	7,477,878	1,965,647
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	11,817,418	4,339,540	2,373,893
CASH AND CASH EQUIVALENTS – END OF YEAR	$8,064,490	$11,817,418	$4,339,540

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

	December 31,
	2016	2015	2014
Cash paid for interest	$1,197	$3,964	$2,074

Supplemental Disclosure of Non Cash Financing Activities:
Unrealized gain (loss) from investments	$11,027	$(24,239)	$-
Conversion of preferred stock to common stock	$-	$500	$2,447,384
Conversion of accounts payable and accrued expenses to preferred stock	$-	$-	$645,458
Reclassification of derivative liabilities to equity	$-	$-	$17,955,143
Settlement of accrued dividends with issuance of preferred stock	$-	$-	$102,845
Conversion of wages and fees to common stock	$-	$50,000	$96,851
Dividend, including deemed dividends	$-	$33,121	$82,899

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business:

CorMedix Inc. (“CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006. The Company is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH.

The Company’s primary activities have been acquiring licenses for its pharmaceutical product candidates, performing research and development, seeking regulatory approval for its products and developing its lead product Neutrolin® (also known as CRMD003) for potential commercialization in the United States and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize Neutrolin®. The Company had also previously in-licensed CRMD004 which ceased development in late 2015.

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands granted labeling for expanded indications for Neutrolin in the European Union (“EU”). In December 2014, the Company received approval from the Hessian District President in Germany to expand the label to include use in oncology patients receiving chemotherapy, intravenous (“IV”), hydration and IV medications via central venous catheters. The expansion also adds patients receiving medication and IV fluids via central venous catheters in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral, or IV, nutrition was also approved.

The Company launched its Phase 3 clinical trial in hemodialysis catheters in the U.S. in December 2015 and is currently planning to conduct a Phase 3 clinical trial in oncology, subject to funding requirements.

Note 2 — Liquidity, Going Concern and Uncertainties:

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2016, the Company had an accumulated deficit of $119.2 million, and incurred losses from operations of $24.8 million, $16.7 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and the Company’s other operating requirements, management believes that the existing cash at December 31, 2016 will not be sufficient to fund operations for at least the next twelve months following the filing date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products in order to complete its ongoing and planned Phase 3 clinical trials and until it achieves profitability, if ever. Management is actively pursuing financing plans but can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its research and development programs which would likely have a material adverse effect on the Company.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, approximately $4.1 million remained available for sale under an April 2015 At-the-Market Issuance Sales Agreement (the “ATM program”) with MLV & Co. LLC, now a subsidiary of FBR Capital Markets & Co. (“FBR”), pursuant to which the Company is able to issue and sell up to $40 million of shares of its common stock from time to time (See Note 8). In August 2016, the Company entered into a new ATM program with FBR, which allows the Company to sell up to another $40 million of shares of its common stock. However, the Company cannot access the August 2016 ATM program unless and until (i) the Company and Manchester Securities Corp. (“Manchester”) agree as to the exercise or waiver of Manchester’s participation rights in the new ATM program, which rights were granted in a Consent and Exchange Agreement dated September 15, 2014, and apply to any equity financing we undertake until September 15, 2017 (See Note 4), and (ii) the registration statement that includes the prospectus for the new ATM program that the Company filed with the Securities and Exchange Commission is declared effective. As of the filing date of the Form 10-K, Manchester has not agreed to exercise or waive its rights nor has the registration statement that the Company filed in August 2016 been declared effective.

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

Note 3 — Summary of Significant Accounting Policies:

Use of Estimates

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

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents in bank deposit and other interest bearing accounts, the balances of which, at times, may exceed federally insured limits.

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at December 31, 2016 or 2015.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of December 31, 2016 and 2015, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at December 31, 2016 and 2015:

December 31, 2016:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$95,949	$-	$-	$95,949
Corporate Securities	10,619,583	(13,212)	-	10,606,371
Commercial Paper	1,494,549	-	-	1,494,549
Subtotal	12,114,132	(13,212)	-	12,100,920
Total December 31, 2016	$12,210,081	$(13,212)	$-	$12,196,869
December 31, 2015:
Money Market Funds included in Cash Equivalents	$3,353,067	$-	$-	$3,353,067
U.S. Government Agency Securities	6,531,914	(3,014)	-	6,528,900
Corporate Securities	15,065,595	(21,637)	412	15,044,370
Commercial Paper	1,995,116	-	-	1,995,116
Subtotal	23,592,625	(24,651)	412	23,568,386
Total December 31, 2015	$26,945,692	$(24,651)	$412	$26,921,453

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

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, which is set out below. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2016 and 2015:

December 31, 2016:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$95,949	$95,949	$-	$-
Available for sale securities:
Corporate Securities	10,606,371	-	10,606,371	-
Commercial Paper	1,494,549	-	1,494,549	-
Subtotal	12,100,920	-	12,100,920	-
Total December 31, 2016	$12,196,869	$95,949	$12,100,920	$-
December 31, 2015:
Money Market Funds	$3,353,067	$3,353,067	$-	$-
Available for sale securities:
US Government Agency Securities	6,528,900	-	6,528,900	-
Corporate Securities	15,044,370	-	15,044,370	-
Commercial Paper	1,995,116	-	1,995,116	-
Subtotal	23,568,386	-	23,568,386	-
Total December 31, 2015	$26,921,453	$3,353,067	$23,568,386	$-

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (USD), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiary, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Translation gains and losses are included in other comprehensive loss. The Company had foreign currency translation gain of $8,029 in 2016, a loss of $12,603 in 2015 and a gain of $108,295 in 2014.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Segment and Geographic Information

The Company reported revenues of $224,105, $210,130 and $189,274 for the years ended December 31, 2016, 2015 and 2014, respectively. Of the Company’s 2016, 2015 and 2014 revenues, $215,282, $201,306 and $185,598, respectively, were attributable to its European and Mideast operations, which are based in Germany. Total assets at December 31, 2016 and 2015 were $22,643,953 and $37,101,729, respectively, of which $22,333,139 and $36,190,835 were located in the United States at December 31, 2016 and 2015, respectively, with the remainder in Germany.

 Restricted Cash

As of December 31, 2016 and 2015, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 6). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net

Inventories are valued at the lower of cost or market on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	December 31,
	2016	2015
Raw materials	$79,900	$244,459
Work in process	463,897	424,622
Finished goods	52,936	7,488
Inventory reserve	(430,000)	(300,000)
Total	$166,733	$376,569

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, office equipment and computer equipment which are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.  Property and equipment, as of December 31, 2016 and 2015 were 69,695 and $37,866, respectively, net of accumulated depreciation of $117,949 and $92,353, respectively. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses.

Description	Estimated Useful Life
Office equipment and furniture	5 years
Leasehold improvements	5 years
Computer equipment	5 years
Computer software	3 years

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2016	2015
Professional and consulting fees	$335,198	$282,975
Accrued payroll and payroll taxes	737,607	532,084
Clinical trial and manufacturing development	875,500	226,042
Product development	374,839	-
Monitoring program fees	-	65,076
Statutory taxes	1,833	67,236
Other	17,375	48,144
Total	$2,342,352	$1,221,557

Revenue Recognition

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired. As a result of this warranty, the Company may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, the Company is unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, the Company has deferred the revenue and related cost of sales associated with the shipment of this product. During the year ended December 31, 2016, the Company recognized 35.6% of deferred revenue and related cost of sales amounting to $106,000 and $63,000, respectively. Deferred revenue at December 31, 2016 and 2015 amounted to approximately $75,000 and $121,000, respectively.

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. Deferred revenue related to this agreement at December 31, 2016 and 2015 amounted to approximately $29,000 and $38,000, respectively.

Loss Per Common Share

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per shares due to their anti-dilutive effect:

	December 31,
	2016	2015	2014
Series B non-voting preferred stock	-	-	454,546
Series C non-voting preferred stock	2,865,000	2,865,000	3,290,000
Series D non-voting preferred stock	1,479,240	1,479,240	1,479,240
Series E non-voting preferred stock	1,959,759	1,959,759	2,021,358
Shares underlying outstanding warrants	4,006,468	4,422,188	11,520,762
Shares underlying outstanding stock options	4,609,755	3,600,045	3,664,500
Total Potentially Dilutive Shares	14,920,222	14,326,232	22,430,406

Stock-Based Compensation

The Company accounts for stock options granted to employees, officers and directors according to ASC No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using a Black-Scholes option pricing model for options with service or performance based conditions and a Monte Carlo option pricing model for options with market vesting conditions. Stock-based compensation cost is recognized as expense over the employee’s requisite service period on a straight-line basis.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective October 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (“Topic 718”), Improvements to Employee Share-Based Payment Accounting to account for forfeitures as they occur. All share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation expense was recognized by applying the expected forfeiture rate during the vesting period to the fair value of the award.  As of January 1, 2016, a cumulative effect adjustment of $129,730 was recognized to reflect the forfeiture rate that had been applied to unvested option awards prior to fiscal year 2016.

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

Income Taxes

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

Embedded Derivative Liabilities and Warrant Liabilities

The Company has several series of preferred stock and warrants and evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date. (See Note 7).

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

Recently Adopted Authoritative Pronouncements

In June 2014, the FASB issued an accounting standard that clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.   The amendments are effective for interim and annual reporting periods beginning after December 15, 2015.  This adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued new guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and if management’s plans will alleviate that doubt. Management will be required to make this evaluation for both annual and interim reporting periods. The Company adopted this guidance for the fiscal year ended December 31, 2016. This adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance was effective for the Company beginning in the first quarter of 2016.   This adoption did not have a material impact on the Company’s consolidated financial statements.

 In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the fourth quarter of fiscal year 2016, which was applied retroactively effective January 1, 2016. This adoption did not have a material impact on the Company’s consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Authoritative Pronouncements

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for the Company beginning in the first quarter of 2017. Early adoption is not permitted and retrospective application is required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In July 2015, the FASB issued an accounting standard that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. The Company is evaluating the impact the adoption of this guidance will have on the determination or reporting of its consolidated financial statements.

In November 2015, the FASB issued guidance that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company is evaluating the impact the adoption of this guidance will have on the determination or reporting of its consolidated financial statements.

In January 2016, the FASB issued a new standard that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

In February 2016, the FASB issued new guidance related to how an entity should lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In April 2016, the FASB issued an update which clarifies two aspects of the new revenue guidance by providing guidance on how to identify performance obligations and providing implementation guidance surrounding licensing. The amendments in this update do not change the core principle of the new revenue guidance. The guidance is effective for the Company beginning in the first quarter of 2017. Early adoption is not permitted and retrospective application is required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

 In June 2016, the FASB issued new guidance which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted beginning in the first quarter of fiscal year 2019. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued new guidance which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2016, the FASB issued new guidance which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

Note 4 — Related Party Transactions:

In September 2014, as part of the removal of anti-dilution, price reset and change of control provisions in various securities that had caused those securities to be classified as derivative liabilities, the Company entered into a Consent and Exchange Agreement dated September 15, 2014, with Manchester Securities Corp., or Manchester, pursuant to which Manchester has a right of participation in equity financings undertaken by the Company prior to September 15, 2017.

On March 3, 2015, the Company entered into a backstop agreement with an existing institutional investor, Manchester Securities Corp., a wholly owned subsidiary of Elliott Associates, L.P., and a beneficial holder of more than 5% of the Company’s outstanding common stock. Pursuant to the backstop agreement, Manchester agreed to lend the Company, at its request, up to $4,500,000 on or before April 30, 2015, provided that the loan could not exceed $3,000,000.  The Company issued two warrants exercisable for an aggregate of up to 283,400 common shares with an exercise price of $7.00 per share and a term of five years as a result of entering into the backstop agreement. The Company did not access the loan and the loan expired on April 30, 2015. Additionally, the Company granted Manchester the right for as long as it or its affiliates hold any of the Company’s common stock or securities convertible into its common stock the right to appoint up to two members to the Company’s board of directors and/or to have up to two observers attend board meetings in a non-voting capacity. As of December 31, 2016, two board members had been appointed to the Company’s board of directors under this provision.

On April 7, 2015, the Company entered into a one year agreement with a consultant to advise management with their investment banking relationships and assist in the negotiations with potential external parties, if applicable. The consultant is a member of the board of directors of Sterling HSA which was founded by the Chairman of the Board of Directors of the Company. The arrangement called for a $30,000 retainer, a monthly fee of $6,000, and a multiple of the price per share upon a merger or acquisition or a percentage of any strategic partnership. This agreement was terminated at the end of August 2015.

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

		Amount	Number of Series C-3 Preferred Stock	Number of Warrants
Gary A. Gelbfish (1)	Former Chairman of the Board	$500,000	50,000	250,000
Randy Milby and affiliate	CEO and Director	$250,000	25,000	125,000
Steven W. Lefkowitz and affiliate	Director and Former Interim CFO	$75,000	7,500	37,500

(1) Gary A. Gelbfish resigned effective June 13, 2014 and ceased to be a related party 90 days thereafter.

In each instance, the purchase was on the same terms as all other purchasers in the offerings. The Audit Committee of the Board of Directors approved the purchase by these insiders.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Income Taxes:

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2016	2015	2014
United States	$(23,743,682)	$(16,690,084)	$(18,653,576)
Foreign	(899,945)	(1,497,445)	(1,799,851)
Total	$(24,643,627)	$(18,187,529)	$(20,453,427)

There were no current or deferred income tax provision for the years ended December 31, 2016, 2015 or 2014 because the Company has incurred operating losses since inception.

The Company’s deferred tax assets consist of the following:

	December 31,
	2016	2015
Net operating loss carryforwards – Federal	$27,798,000	$18,282,000
Net operating loss carryforwards – State	4,082,000	2,522,000
Net operating loss carryforwards – Foreign	1,373,000	1,103,000
Capitalized licensing fees	1,734,000	1,915,000
Stock-based compensation	2,511,000	2,349,000
Accrued compensation	132,000	206,000
Other	181,000	150,000
Totals	37,811,000	26,527,000
Less valuation allowance	(37,811,000)	(26,527,000)
Deferred tax assets	$-	$-

The Company had approximately the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2016	2015	2014
Federal	$81,759,000	$56,429,000	$38,023,000
State	$68,713,000	$45,113,000	$25,772,000
Foreign	$4,577,000	$3,678,000	$2,183,000

The net operating loss tax carryforwards will start to expire in 2026 for Federal purposes and 2016 for state purposes. The foreign net operating loss tax carryforwards do not expire. Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate varied from the statutory rate as follows:

	December 31,
	2016	2015	2014
Statutory Federal tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax rate (net of Federal)	(5.7)%	(6.2)%	(0.6)%
Effect of foreign operations	(1.1)%	(2.5)%	0.4%
Non-deductible expenses associated with derivative liabilities	0.0%	0.0%	23.5%
Warrant related expenses	0.0%	3.2%	0.0%
Prior year return to provision adjustment	0.0%	(3.1)%	0.0%
Other permanent differences	(0.7)%	(0.1)%	(0.1)%
Effect of valuation allowance	41.5%	42.7%	10.8%
Effective tax rate	0.0%	0.0%	0.0%

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2016 and 2015, the Company maintained a full valuation allowance against its net deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to OCI	Balance at End of Year
December 31, 2016	$26,527,000	$11,309,800	$(25,800)	$37,811,000
December 31, 2015	$18,744,000	$7,770,000	$13,000	$26,527,000
December 31, 2014	$16,564,000	$2,212,000	$(32,000)	$18,744,000

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2016, 2015 and 2014. The Company recognizes interest and penalties related to uncertain tax positions if any as a component of income tax expense.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. Tax years 2012 to 2016 remain open to examination for both the U.S. federal and state jurisdictions. Tax years 2013 to 2015 remain open for Germany.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. The EPO held a hearing in the opposition proceeding on November 25, 2015. In its preliminary consideration of the matter, the EPO (and the German PTO) had regarded the patent as not inventive or novel due to publication of prior art. However, the EPO did not issue a decision at the end of the hearing but adjourned the matter due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of the prior art. In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the recent decision of the German PTO on the invalidity of the utility model. The EPO has issued a further oral hearing for November 22 / 23, 2017. While the Company continues to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that the Company will prevail in this matter.

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team has prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. At this time, there are no further hearings scheduled. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2015, Lead Plaintiff filed an Amended Complaint asserting claims that the Company and Steven Lefkowitz, Randy Milby and Harry O’Grady (the “Cormedix Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The Amended Complaint also named as defendants several unrelated entities that allegedly were paid stock promoters. Lead Plaintiff alleged generally that the Cormedix Defendants made materially false or misleading statements and omissions concerning, among other things, the competitive landscape for the Company’s Neutrolin product and the alleged use of stock promoters.  The Amended Complaint sought unspecified damages, interest, attorneys’ fees, and other costs. The Court heard oral argument on this motion on July 18, 2016 and in an order dated October 27, 2016, the Court granted the Cormedix Defendants’ Motion to Dismiss and dismissed with prejudice the Amended Complaint (the “Dismissal Order”). On December 16, 2016, the parties filed a stipulation with the Court in which the plaintiffs and their counsel agreed not to appeal, move for reconsideration or otherwise challenge the Dismissal Order. No settlement payment was made in exchange for the stipulation.

On May 13, 2016, a putative shareholder derivative action was filed in the Superior Court of New Jersey against the Company and certain present and former directors and officers captioned Raval v. Milby, et. al., Docket No. C-12034-6 (the “Derivative Action”). The factual allegations of the Derivative Action substantially overlap the factual allegations contained in the Amended Complaint in the Securities Class Action. The complaint in the Derivative Action seeks unspecified damages, interest, attorneys’ fees and other costs, and certain amendments to the Company’s “corporate governance and internal procedures”. On June 30, 2016, the Court entered a stipulated order, among other things, staying the Derivative Action until 30 days after either: (a) the entry of any order denying any motion to dismiss the Derivative Action in the Securities Class Action, or (b) the entry of a final order dismissing the Securities Class Action with prejudice. Following entry of the Dismissal Order in the Securities Class Action, the parties entered into a stipulation, among other things, staying the Derivative Action until 30 days after either (a) November 30, 2016, in the event plaintiffs in the Securities Class Action did not file an appeal of the Dismissal Order or (b) the final disposition of any appeal in the event the plaintiffs in the Securities Class Action filed a Notice of Appeal of the Dismissal Order. On January 6, 2017, the parties filed a Stipulation of Dismissal without Prejudice of the Derivative Action.

Commitments

Manufacturing

Navinta LLC, a U.S.-based API developer, provides API manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for CRMD003, pursuant to an original supply agreement dated December 7, 2009 (the “Navinta Agreement”). The Navinta Agreement provided that Navinta will supply taurolidine (the API for CRMD003) to the Company on an exclusive worldwide basis in the field of the prevention and treatment of human infection and/or dialysis so long as the Company purchases a minimum of $2,250,000 of product on an annual basis for five years following the Company’s first commercial sale of a product incorporating taurolidine. The Company did not purchase the required amounts and as a result, lost its exclusive manufacturing rights. The Company is also required to make certain cash payments to Navinta upon the achievement of certain sales-based milestones which is based on a tiered approach and does not commence until the Company achieves a designated net sales threshold. The maximum aggregate amount of such payments, assuming achievement of all milestones, is $1,975,000 over five years. There were no milestones achieved in 2016, 2015 and 2014.

On March 24, 2015, the Company and Navinta LLC entered into an amendment to the Navinta Agreement to extend the term of the Navinta Agreement to March 31, 2016 and to lower the price per kilogram of API that the Company purchases from Navinta LLC under the Navinta Agreement. The Company also agreed to purchase a minimum amount of product from Navinta LLC during 2015, which replaced the prior minimum purchase requirement. The Navinta Agreement expired on March 31, 2016, was not renewed and there are no further purchase obligations or milestone payments.

The Company has developed a program aimed at reducing the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of that program, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 will coordinate certain manufacturing services related to taurolidine that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The total cost for RC2’s services under the preliminary services agreement was expected to approximate $1.7 million through the first quarter of 2017. During the years ended December 31, 2016 and 2015, the Company recognized research and development expense of $1,278,000 and $227,000, respectively, for its services related to the agreement.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has several service agreements with RC2 for the manufacture of clinical supplies to support its ongoing and planned Phase 3 clinical trials for an aggregate amount of $7.6 million.  During the years ended December 31, 2016 and 2015, the Company recognized research and development expense of approximately $2,359,000 and $1,348,000, respectively, related to these agreements. The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

Clinical and Regulatory

On December 3, 2015 CorMedix signed a Master Service Agreement and Work Order (the “Master Service Agreement”) with PPD Development, LP (“PPD”) for a $19.5 million (originally, $19.2 million) Phase 3 multicenter, double-blind, randomized active control study (the “Phase 3 Clinical Trial”) to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The Phase 3 Clinical Trial is expected to accrue up to 632 patients in 70 sites in the US. Prior to the signing of the Master Service Agreement, CorMedix signed a Letter of Agreement (“LOA”) with PPD in July 2015. During the years ended December 31, 2016 and 2015, the Company recognized $5,283,000 and $1,019,000 research and development expense related to this agreement, respectively.

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

In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of December 31, 2016 and 2015 is 109,157 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at December 31, 2016 and 2015. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved in 2016 and 2015.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other

On September 27, 2016, the Company entered into an employment agreement, effective October 3, 2016, with Khoso Baluch, its Chief Executive Officer. Unless renewed pursuant to the terms thereof, the agreement will expire on October 3, 2019. After the initial three-year term of Mr. Baluch’s employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed. Mr. Baluch also was appointed to the Company’s Board of Directors (the “Board”) on October 3, 2016. Mr. Baluch was granted stock options to purchase 1,850,000 shares of common stock, subject to four-year vesting for some of these options and subject to performance and market based vesting requirements for the rest of the options.

If the Company terminates Mr. Baluch’s employment other than for Cause (as defined in the agreement), death or disability, other than by notice of nonrenewal, or if Mr. Baluch resigns for Good Reason (as defined in the agreement), Mr. Baluch will receive his base salary and benefits for a period of 12 months following the effective date of the termination of his employment and all restricted shares and unvested stock options that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date.

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

Mr. Milby resigned as the Company’s Interim Chief Executive Officer on October 2, 2016. Pursuant to the terms of his employment agreement, Mr. Milby will be entitled to receive his base salary and benefits for a period of twelve months following the effective date of the termination of his employment.

The Company entered into a sublease for 4,700 square feet of office space in Bedminster, New Jersey, which sublease runs from April 1, 2015 until March 31, 2018. Rent is $5,000 per month plus occupancy costs such as utilities, maintenance and taxes. In accordance with the lease agreement, the Company has deposited $5,000 with the landlord, the equivalent of one month rent.

The Company’s subsidiary entered into a lease agreement for its offices in Fulda, Germany. The lease has a term of 36 months which commenced on September 1, 2013 for a base monthly payment of €498. The total 36 month lease obligation is approximately €17,900 ($20,000). The 36 month lease has terminated. A new lease agreement commenced on November 1, 2017 which is renewable every three months for a base monthly payment of €461.

Rent expense for the years ended December 31, 2016, 2015 and 2014, was $68,096, $72,119 and $70,337, respectively.

Under the Company’s current lease agreements, the total remaining lease obligation as of December 31, 2016 is set forth below:

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017	$62,237
2018	15,000
Total	$77,237

Note 7 — Equity Instruments Modification and Fair Value Measurements:

The following table presents the fair value hierarchy and the change in fair values of the Company’s derivative liabilities measured at fair value on a recurring basis during the year ended December 31, 2014.

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
2.
Extend the existing right of the two institutional investors in our May and October 2013 financings to participate in future financings to the later of two years (subsequently extended by an additional year) after September 15, 2014 or the date on which  the respective holder holds less than 5% of the Company’s common stock on a fully diluted basis;
3.
Increase the conversion ratio of the Series E preferred stock from 20 shares to 21.8667 shares of common stock for every share of  Series E preferred stock;
4.
Issue 16,562 shares of the Company’s Series D preferred stock to the investor holding all of the outstanding shares of the Series D preferred stock in satisfaction of the 9.0% payment-in-kind dividend on that stock; and

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Issue an aggregate of 37,226 shares of Series E preferred stock to the two investors holding all of the outstanding shares of Series E preferred stock in satisfaction of the 8.0% payment-in-kind dividend on that stock.

As a result of these modifications, all of the outstanding derivative liabilities were reclassified to equity on September 15, 2014. The fair value was re-measured immediately prior to the modification date with the original terms and immediately after the modification date with the amended terms. The change in fair value resulting from the modifications made to those instruments on September 15, 2014 was recorded as loss on modification of equity instruments and extinguishment of derivative liabilities in the amount of approximately $2,463,000.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the non-voting preferred stock embedded derivatives and the liability classified warrants.

December 31, 2014
Balance at beginning of year	$5,308,804
Additions to derivative liabilities	3,782,182
Conversion of convertible preferred stock to common stock	(2,447,384)
Loss from modification of preferred stock and warrant instruments	2,462,588
Change in fair value of derivative liabilities	8,848,953
Reclassification of derivative liabilities to equity (excluding $21,117 dividends issued in 2013)	(17,955,143)
Balance at December 31, 2014	$-

Note 8 — Stockholders’ Equity:

Common Stock:

During 2015 the Company entered into a Sales Agreement with MLV under which the Company may issue and sell up to $40.0 million of shares of its common stock from time to time through MLV acting as agent, subject to limitations imposed by the Company, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. When the Company wishes to issue and sell common stock under the Sales Agreement, it notifies MLV of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. MLV is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Sales Agreement. The shares of common stock to be sold under the Sales Agreement are registered under an effective registration statement filed with the SEC. At December 31, 2016, approximately $4.1 million was available for sale under this Sales Agreement. During the years ended December 31, 2016 and 2015, the shares of common stock under the Sales Agreement issued by the Company were 3,360,037 and 5,310,037, respectively, and realized net proceeds of $6,229,000 in 2016 and $28,452,000 in 2015.

In August 2016, the Company entered into a new sales agreement with the same bank, which is identical in terms to the Sales Agreement for the Company’s current ATM program and allows the Company to sell up to $40 million of shares of its common stock. The Company will not and cannot access the ATM program under the new sales agreement unless and until (i) the Company and Manchester agree as to the exercise or waiver of Manchester’s participation rights in the new ATM program, which rights were granted in a Consent and Exchange Agreement dated September 15, 2014, and apply to any equity financing we undertake until September 15, 2017, and (ii) the registration statement that includes the prospectus for the new ATM program that the Company filed with the Securities and Exchange Commission is declared effective. At such time, the Company will be able to access the new ATM program and will terminate the current ATM program and the related Sales Agreement. There is no assurance that conditions will allow the Company to raise additional funds available under its at-the-market program.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company also issued the following shares of common stock:

●
21,454 shares upon cashless exercise of 25,000 warrants;
●
1,087,500 shares upon exercise of stock options at a weighted average exercise price of $0.79 per share, resulting in gross proceeds of $863,101.

During the year ended December 31, 2015, the Company also issued the following shares of common stock:

●
4,581,783 shares of common stock upon exercise of warrants with a weighted average exercise price of $3.20 per share resulting in gross proceeds of $14,658,161;
●
2,158,033 shares upon cashless exercise of 2,597,591 warrants;
●
499,955 shares upon exercise of stock options at a weighted average exercise price of $0.99 per share, resulting in gross proceeds of $492,960;
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

●
455,000 shares upon exercise of stock options resulting in gross proceeds of $318,150;
●
1,400,000 shares upon conversion of an aggregate of 140,000 shares of the Series C-1 non-voting preferred stock;
●
210,000 shares upon conversion of 21,000 shares of the Series C-3 non-voting preferred stock;
●
772,589 shares upon exercise of warrants to purchase 919,513 shares of the Company’s common stock on a cashless basis; and
●
57,384 shares upon conversion of wages and board fees by an officer and board member in an aggregate amount of $96,851 at prices of $1.32 - $2.00 per share.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock and Warrants

The Company is authorized to issue up to 2,000,000 shares of preferred stock in one or more series without stockholder approval. Our board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Of the 2,000,000 shares of preferred stock authorized, our board of directors has designated (all with par value of $0.001 per share) the following:

	As of December 31, 2016 and 2015			As of December 31, 2014
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series B	-	$0.001	$-	454,546	$0.001	$455
Series C-2	150,000	10.000	1,500,000	150,000	10.000	1,500,000
Series C-3	136,500	10.000	1,365,000	179,000	10.000	1,790,000
Series D	73,962	21.000	1,553,202	73,962	21.000	1,553,202
Series E	89,623	49.200	4,409,452	92,440	49.200	4,548,048
Total	450,085		$8,827,654	949,948		$9,391,705

The following terms and conditions apply to all of the non-voting convertible preferred stock outstanding at December 31, 2016, 2015 and 2014:

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

Redemption – The Company is not obligated to redeem or repurchase any shares of Series B, Series C, Series D or Series E non-voting preferred stock. Shares of Series B, Series C, series D and Series E Preferred Stock are not otherwise entitled to any redemption rights.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C-1, Series C-2 and Series C-3 Non-Voting Convertible Preferred Stock and Warrants

On October 22, 2013, the Company issued 150,000 shares of Series C-1 non-voting convertible preferred stock and 150,000 shares of Series C-2 non-voting convertible preferred stock, together with warrants to purchase up to an aggregate of 1,500,000 shares of common stock.  As a condition to the closing, the Company simultaneously exchanged a convertible note held by one of the investors in the principal amount of $400,000 for 57,400 shares of Series D non-voting convertible preferred stock and exchanged another convertible note held by the same investor in the principal amount of $750,000 for 53,537 shares of Series E non-voting convertible preferred stock.  The Company also issued 1,677 shares of Series E preferred stock to the other investor in the offering.

In January 2014, the Company sold to various investors 200,000 shares of Series C-3 non-voting convertible preferred stock, together with warrants to purchase up to an aggregate of 1,000,000 shares of common stock, for aggregate gross proceeds of $2,000,000.  The Series C-3 non-voting convertible preferred stock and the related warrants were sold together at a price of $10.00 per share.  The warrants are exercisable one year after issuance, had an exercise price of $1.25 per share (decreased to $0.90 per share in September 2014 – See Note 7), subject to adjustment, and a term of five years from the date they are first exercisable. The Company received net proceeds of $1,318,884.

The Series C-1 non-voting preferred stock, Series C-2 non-voting preferred stock and Series C-3 non-voting preferred stock have identical rights, privileges and terms and are referred to collectively as the “Series C Stock.”  Each share of Series C Stock is convertible into 10 shares of common stock at any time at the holder’s option at a conversion price of $1.00 per share.   In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series C Stock will receive a payment equal to $10.00 per share of Series C Stock, subject to adjustment, before any proceeds are distributed to the holders of common stock.  Shares of the Series C Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors.

In January 2014, all 140,000 outstanding shares of Series C-1 non-voting preferred stock were converted into 1,400,000 shares of the Company’s common stock which resulted in the reclassification of the derivative liability to equity in the amount of $2,447,384 for the year ended December 31, 2014.

The Series C Preferred Stock ranks senior to the Company’s common stock; senior to any class or series of capital stock created after the issuance of the Series C Preferred Stock; and junior to the Series D non-voting convertible preferred stock and Series E non-voting convertible preferred stock. As long as any of the Series C-2 Preferred Stock is outstanding, the Company cannot incur any indebtedness other than indebtedness existing prior to September 15, 2014, trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series E non-voting convertible preferred stock ranks senior to the Company’s common stock; senior to any class or series of capital stock created after the issuance of the Series E non-voting preferred stock; senior to the Series C-2 and the Series C-3 non-voting convertible preferred stock; and on parity with the Series D non-voting convertible preferred stock. As long as any of the Series E non-voting convertible preferred stock is outstanding, the Company cannot incur any indebtedness other than indebtedness existing prior to September 15, 2014, trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used a Monte Carlo model to separately value the Series C-1, C-2, C-3, D and E preferred stock, the conversion options associated with the those preferred stock instruments and the warrants issued in connection with the Series C-1 and C-2 preferred stock.  A summary of the key assumptions used in the Monte Carlo models are as follows:

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

Stock Options:

In 2013, the Company’s board of directors approved the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of equity grants in the form of options, restricted stock, stock awards and other forms of equity compensation. Awards may be made to directors, officers, employees and consultants under the 2013 Plan. An aggregate of 5,000,000 shares of the Company’s common stock is reserved for issuance under the 2013 Plan. On January 19, 2016, the shareholders approved the increase of the shares issuable under the 2013 Plan from 5,000,000 to 8,000,000 and on June 13, 2016 from 8,000,000 to 11,000,000.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company granted ten-year non-qualified stock options under the 2013 Plan covering an aggregate of 2,891,000 shares of the Company’s common stock to its officers, directors, employees and consultants. Of these options, 1,850,000 were granted on September 30, 2016 to the Company’s new CEO in connection with his employment. 1,250,000 of the options will vest in four equal annual installments on the first four anniversaries of the grant date. Of the remaining options, 300,000, split into three equal tranches, become exercisable upon the achievement of specified performance milestones, provided that these options will be forfeited if the milestones are not achieved within four years of grant date and provided further that these options will not vest before December 18, 2018. The remaining 300,000 options become exercisable upon the achievement of a specified average closing stock price, provided that these options will not vest before December 31, 2018 and if the closing price per share of the Company’s common stock is below the specified average closing stock price on December 31, 2018, the options will be forfeited. In each case, the new CEO must be an employee of the Company or consultant to the Company on the applicable vesting date. The total fair value of the 1,850,000 stock options issued to the Company’s CEO on the date of grant was $3,186,450 which will be amortized to expense over the related vesting periods.

During the year ended December 31, 2015, the Company granted ten-year service based non-qualified stock options under the 2013 Plan covering an aggregate of 640,000 shares of the Company’s common stock to its officers, directors and consultants.

During the years ended December 31, 2016, 2015 and 2014, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,335,157, $3,225,659 and $2,168,303, respectively.

As of December 31, 2016, there was $3,375,165 total unrecognized compensation expense related to stock options granted which expense will be recognized over an expected remaining weighted average period of 1.8 years.

Effective October 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (“Topic 718”), Improvements to Employee Share-Based Payment Accounting to account for forfeitures as they occur. All share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation expense was recognized by applying the expected forfeiture rate during the vesting period to the fair value of the award.  As of January 1, 2016, a cumulative effect adjustment of $129,730 was recognized to reflect the forfeiture rate that had been applied to unvested option awards prior to fiscal year 2016.

The fair value at grants dates of the grants issued subject to service and performance based vesting conditions were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.14% - 1.94%	1.47% - 2.26%	1.5% - 2.9%
Expected volatility	96% - 98%	93% - 94%	74% - 113%
Expected term (years)	5 - 10 years	5 - 10 years	5 - 10 years
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value of options granted during the period	$ 1.76	$ 3.46	$ 1.50

The Company estimated the expected term of the stock options granted to employees based on anticipated exercises in future periods. The expected term of the stock options granted to consultants is based upon the full term of the respective option agreements. The expected volatility is calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010, weighted pre and post CE Mark approval in the European Union. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the grant issued subject to a market based vesting condition was determined using the onte Carlo option pricing model which values financial instruments whose value is dependent on share price by sampling random paths for share price. The key inputs for the simulation included the closing stock price of the Company on the date of grant, the expected term of the stock options granted was based on anticipated exercises in future periods, the expected stock price volatility for the Company’s stock options was calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010, weighted pre and post CE Mark, the expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock and the risk-free interest rate which was determined by utilizing the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The table below summarizes the key inputs used in the Monte Carlo simulation:

Expected Term	5 years
Volatility	97%
Dividend yield	0.0%
Risk-free interest rate	1.13%
Weighted-average grant date fair value of options granted during the period	$1.12

The following table summarizes the Company’s stock options activity and related information for the year ended December 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	3,600,045	$1.82	7.6	$2,405,321
Granted	2,891,000	$2.38
Exercised	(1,087,500)	$0.79
Expired/Cancelled	(510,000)	$2.73
Forfeited	(283,790)	$2.28
Outstanding at end of year	4,609,755	$2.29	8.2	$581,823
Vested at end of year	2,136,458	$2.13	6.6	$581,823
Expected to vest in the future	2,462,797	$2.42	9.6	$-

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $1,497,506, $3,260,728 and $636,250, respectively. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants:

The following table is the summary of warrant activities:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2015	4,422,188	$1.80	3.07
Expired	(390,720)	$3.44	-
Exercised	(25,000)	$0.40	-
Outstanding at December 31, 2016	4,006,468	$1.65	2.36

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

Stock-based Deferred Compensation Plan for Non-Employee Directors

During the third quarter of 2014, the Company established an unfunded stock-based deferred compensation plan, providing non-employee directors the opportunity to defer up to one hundred percent of fees and compensation, including restricted stock units.  The amount of fees and compensation deferred by a non-employee director is converted into stock units, the number of which is determined based on the closing price of the Company’s common stock on the date such compensation would have otherwise been payable.  At all times, the plan participants are one hundred percent vested in their respective deferred compensation accounts.  On the tenth business day of January in the year following a director’s termination of service, the director will receive a number of common shares equal to the number of stock units accumulated in the director’s deferred compensation account.  The Company accounts for this plan as stock based compensation under ASC 718.  During the year ended December 31, 2016, 2015 and 2014, the amount of compensation that was deferred under this plan was $95,666, $79,200 and $21,826, respectively.

Note 9 — Concentrations:

During the years ended December 31, 2015 and 2014, the Company had revenues of $100,000 and $55,000 from one customer which represented 48% and 29% of the Company’s total revenue, respectively. At December 31, 2015, approximately 93% of net accounts receivable was due from this same customer. During the year ended December 31, 2016, the Company did not have individual sales in excess of 10% of its total sales.

Note 10 — Quarterly Results of Operations (Unaudited):

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain of the Company's unaudited quarterly consolidated results of operations for the years ended December 31, 2016 and 2015 (amounts in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2016:
Net sales	$41	$16	$44	$121
Cost of sales	(50)	(187)	(44)	(85)
Gross profit (loss)	(9)	(171)	-	36
Research and development	(2,089)	(2,773)	(6,840)	(4,032)
Selling, general and administrative	(2,163)	(1,968)	(2,318)	(2,433)
(Loss) from operations	(4,261)	(4,912)	(9,158)	(6,429)
Total other income (expenses)	30	25	32	30
Net loss	(4,231)	(4,887)	(9,126)	(6,399)
Other comprehensive income (loss)	31	(3)	(7)	(2)
Comprehensive net (loss)	$(4,200)	$(4,890)	$(9,133)	$(6,401)
Net loss attributable to common shareholders	$(4,231)	$(4,887)	$(9,126)	$(6,429)
Net loss per common shares - basic and diluted	$(0.12)	$(0.13)	$(0.23)	$(0.16)
Weighted Average common shares outstanding – basic and diluted	36,013	36,447	39,054	40,381

December 31, 2015:
Net sales	$31	$120	$36	$23
Cost of sales	(17)	(102)	(35)	(164)
Gross (loss)	14	18	1	(141)
Research and development	(1,235)	(1,798)	(1,764)	(1,485)
Selling, general and administrative	(2,693)	(2,355)	(2,949)	(2,267)
(Loss) from operations	(3,914)	(4,135)	(4,712)	(3,893)
Total other income (expenses)	(1,584)	-	24	27
Net loss	(5,498)	(4,135)	(4,688)	(3,866)
Other comprehensive income (loss)	3	(9)	7	(38)
Comprehensive net (loss)	$(5,495)	$(4,144)	$(4,681)	$(3,904)
Net loss attributable to common shareholders	$(5,498)	$(4,135)	$(4,688)	$(3,866)
Net loss per common shares - basic and diluted	$(0.23)	$(0.13)	$(0.14)	$(0.11)
Weighted Average common shares outstanding – basic and diluted	23,922	31,623	34,586	35,378

Note 11 — Subsequent Event:

During January 2017, the Company issued an aggregate of 198,630 shares under its current at-the-market sales agreement with a weighted average sale price of $1.80 per share, resulting in net proceeds of approximately $347,000.

EXHIBIT INDEX

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Form of Amended and Restated Bylaws.	S-1/A	3/01/2010	3.4
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	2/27/2013	3.3
3.4	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.5	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.6	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.7	Certificate of Amendment to Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.10
3.8	Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.6
3.9	Certificate of Amendment to Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.11
3.10	Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.9
3.11	Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.7
3.12	Certificate of Amendment to Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.12
3.13	Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.8
3.14	Certificate of Amendment to Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on January 8, 2014.	8-K	1/09/2014	3.13
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Stockholder Agreement, dated as of January 30, 2008, between CorMedix Inc. and ND Partners LLC.	S-1	11/25/2009	4.7

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.3	Form of Registration Rights Agreement.	10-Q	11/13/2012	4.5
4.4	Form of Sales Agent Warrant issued in September 2012.	10-Q	11/13/2012	4.3
4.5	Warrant issued to ND Partners in April 2013.	10-Q	5/15/2013	4.18
4.6	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.7	Form of Warrant issued on July 30, 2013.	8-K	7/26/2013	4.21
4.8	Form of Warrant issued on October 22, 2013.	8-K	10/18/2013	4.22
4.9	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.10	Form of Warrant issued on March 4, 2014.	8-K	3/05/2014	4.24
4.11	Form of Warrant issued on March 3, 2015.	8-K	3/04/2015	4.1
4.12	Amended and Restated Warrant originally issued May 30, 2013.	8-K	3/04/2015	4.3
4.13	Amended and Restated Warrant originally issued March 24, 2010.	8-K	3/04/2015	4.2
4.14	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	3/04/2015	4.5
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/31/2009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4*	Manufacture and Development Agreement, dated as of March 5, 2007, by and between the Company and Emcure Pharmaceuticals USA, Inc.	S-1/A	12/31/2009	10.14
10.5	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.6	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.7	Agreement for Work on Pharmaceutical Advertising dated January 10, 2013 by and between MKM Co-Pharma GmbH and CorMedix Inc.	8-K	1/16/2013	10.22
10.8	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.9	Form of Securities Purchase Agreement, dated January 7, 2014, between CorMedix Inc. and the investors named therein.	8-K	1/09/2014	10.36
10.10	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.11	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.				X
10.12	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Robert Cook.**				X
10.13	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Judith Abrams.**				X
10.14	Employment Agreement, effective March 1, 2017, between CorMedix Inc. and John Armstrong.				X
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2016 and 2015, (ii) Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended December 31, 2016, 2015 and 2014, (iv) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to the Financial Statements.**
X

_____________

*	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
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