Form 10-Q
period 2017-03-31
CorMedix Inc.
filed 2017-05-10
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of May 8, 2017 was 59,340,139.

CORMEDIX INC. AND SUBSIDIARY

i

PART I
FINANCIAL INFORMATION

Item 1.
Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$6,818,668	$8,064,490
Restricted cash	171,553	171,553
Short-term investments	6,950,960	12,100,920
Trade receivables	75,879	12,014
Inventories, net	94,867	166,733
Prepaid research and development expenses	529,735	943,924
Other prepaid expenses and current assets	223,339	372,057
Total current assets	14,865,001	21,831,691
Property and equipment, net	63,151	69,695
Security deposit	5,000	5,000
TOTAL ASSETS	$14,933,152	$21,906,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,726,483	$1,645,298
Accrued expenses	2,062,969	2,342,352
Deferred revenue	100,511	104,210
Total current liabilities	3,889,963	4,091,860
TOTAL LIABILITIES	3,889,963	4,091,860

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized;442,585 and 450,085 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	443	450
Common stock - $0.001 par value: 80,000,000 shares authorized;40,720,838 and 40,432,339 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	40,721	40,433
Accumulated other comprehensive income	90,307	81,186
Additional paid-in capital	137,673,530	136,857,409
Accumulated deficit	(126,761,812)	(119,164,952)
TOTAL STOCKHOLDERS’ EQUITY	11,043,189	17,814,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,933,152	$21,906,386

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)

	Three Month Periods Ended March 31,
	2017	2016
Revenue
Net sales	$39,559	$41,427
Cost of sales	(93,571)	(50,229)
Gross profit (loss)	(54,012)	(8,802)
Operating Expenses
Research and development	(4,924,267)	(2,089,592)
Selling, general and administrative	(2,640,726)	(2,050,143)
Total operating expenses	(7,564,993)	(4,139,735)
Loss From Operations	(7,619,005)	(4,148,537)
Other Income (Expense)
Interest income	23,431	31,636
Foreign exchange transaction loss	(1,286)	(487)
Interest expense	-	(992)
Total income (expense)	22,145	30,157
Net Loss	(7,596,860)	(4,118,380)
Other Comprehensive Income Gain (Loss)
Unrealized gain (loss) from investment	10,113	(793)
Foreign currency translation gain (loss)	(992)	31,645
Total comprehensive income	9,121	30,852
Comprehensive Loss	$(7,587,739)	$(4,087,528)
Net Loss Per Common Share – Basic and Diluted	$(0.19)	$(0.11)
Weighted Average Common Shares Outstanding – Basic and Diluted	40,624,920	36,012,756

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D and Series E
	Shares	Amount	Shares	Amount	Accumulated Other Comprehen- sive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2017	40,432,339	$40,433	450,085	$450	$81,186	$136,857,409	$(119,164,952)	$17,814,526

Stock issued in connection with sale of common stock, net	198,630	198				347,163		347,361
Stock issued in connection with stock options exercised	10,000	10				6,790		6,800
Conversion of Series C3 non-voting preferred stock to common stock	75,000	75	(7,500)	7		(68)		-
Stock issued for payment of deferred fees	4,869	5				10,213		10,218
Stock-based compensation						452,023		452,023
Other comprehensive income					9,121			9,121
Net loss							(7,596,860)	(7,596,860)

Balance at March 31, 2017	40,720,838	$40,721	442,585	$443	$90,307	$137,673,530	$(126,761,812)	$11,043,189

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Month Periods Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,596,860)	$(4,118,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	452,023	329,276
Loss on foreign currency transactions	210	-
Inventory reserve	-	22,428
Depreciation	8,773	4,072
Changes in operating assets and liabilities:
Trade receivables	(63,509)	(15,498)
Inventory	71,866	20,268
Prepaid expenses and other current assets	563,180	(1,679,728)
Accounts payable	80,764	(130,207)
Accrued expenses	(270,292)	119,437
Deferred revenue	(4,881)	(2,256)
Net cash used in operating activities	(6,758,726)	(5,450,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	5,160,073	6,547,842
Purchase of equipment	(1,998)	-
Net cash provided by investing activities	5,158,075	6,547,842
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program	347,361	149,276
Proceeds from exercise of stock options	6,800	116,700
Net cash provided by financing activities	354,161	265,976
Foreign exchange effect on cash	668	4,128
NET INCREASE (DECREASE) IN CASH	(1,245,822)	1,367,358
CASH – BEGINNING OF PERIOD	8,064,490	11,817,418
CASH – END OF PERIOD	$6,818,668	$13,184,776
Cash paid for interest	$-	$992
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$7	$-
Issuance of common stock for payment of deferred fees	$10,218	$-
Unrealized loss from investments	$(10,113)	$(793)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”), a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases, was incorporated in the State of Delaware on July 28, 2006. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH.

The Company’s primary focus is to develop its lead product candidate, CRMD003 (also known as Neutrolin®), for potential commercialization in the United States (“U.S.”) and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology.

The Company launched its Phase 3 clinical trial in hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial, or LOCK-IT-100 is a prospective, multicenter, randomized, double-blind, placebo-controlled, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The completion of this trial is subject to funding requirements. The Company also is in discussions with the FDA to develop the design of a Phase 3 clinical trial in oncology patients with catheters, or LOCK-IT-200. This trial also is subject to funding requirements.

The Company received CE Mark approval for Neutrolin in 2013 and began the commercial launch of Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and is being sold in certain European Union and Middle Eastern countries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2017 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017. The accompanying condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements included in such Form 10-K.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that requires that inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. The Company adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued guidance that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Summary of Significant Accounting Policies:

Liquidity, Going Concern and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the Company’s ability to raise capital to support its operations; the results of clinical testing and trial activities of the Company’s product candidates; the ability to obtain regulatory approval to market the Company’s products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products.

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2017, the Company had an accumulated deficit of $126.8 million, and had incurred losses from operations of $7.6 million for the quarter then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and the Company’s other operating requirements, management believes that the existing cash at March 31, 2017, even after giving effect to the proceeds that the Company received from the equity financing that closed on May 3, 2017 (see Note 7), will not be sufficient to fund operations for at least the next twelve months following the filing of the Company’s report on Form 10-Q for the quarter ended March 31, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2017, approximately $3.7 million remained available for sale under an April 2015 At-the-Market Issuance Sales Agreement (the “ Current ATM program”) with MLV & Co. LLC ("MLV"), now a subsidiary of FBR Capital Markets & Co. (“FBR”), pursuant to which the Company is able to issue and sell up to $40 million of shares of its common stock from time to time. At March 31, 2017, the Company also had $60.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the Current ATM program. The sale of any equity securities under this portion of the shelf registration statement is subject to participation rights held by Machester Securities Corp. ("Manchester") pursuant to which Manchester must either be offered 60% participation in such equity financing or the Company must obtain a waiver from Manchester. On May 3, 2017, the Company closed on an equity financing which raised net proceeds of approximately $12.8 million (see Note 7).

In August 2016, the Company entered into a new sales agreement with FBR whereby the Company can sell up to $40 million of shares of its common stock (the "Pending ATM Program"), but only if the Company obtains a waiver from Manchester of its participation rights and the pending registration statement covering the Pending ATM Program is declared effective, which conditions might not be met.

Nevertheless, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products in order to complete its ongoing and planned Phase 3 clinical trials and until it achieves profitability, if ever. Management is actively pursuing financing plans but can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its research and development programs which would likely have a material adverse effect on the Company.

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

Impact of Adoption of ASU 2016-09

Effective October 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting to account for forfeitures as they occur. As a result of the adoption of ASU 2016-09, the Company’s condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows for the three months ended March 31, 2016 were adjusted to reflect the impact.

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents in bank deposit and other interest bearing accounts, the balances of which, at times, may exceed federally insured limits.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2017 or December 31, 2016.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2017 and December 31, 2016, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2017 and December 31, 2016:

March 31, 2017:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$282,029	$-	$-	$282,029
Corporate Securities	5,455,600	(3,099)	-	5,452,501
Commercial Paper	1,498,459	-	-	1,498,459
Subtotal	6,954,059	(3,099)	-	6,950,960
Total March 31, 2017	$7,236,088	$(3,099)	$-	$7,232,989
December 31, 2016:
Money Market Funds included in Cash Equivalents	$95,949	$-	$-	$95,949
Corporate Securities	10,619,583	(13,212)	-	10,606,371
Commercial Paper	1,494,549	-	-	1,494,549
Subtotal	12,114,132	(13,212)	-	12,100,920
Total December 31, 2016	$12,210,081	$(13,212)	$-	$12,196,869

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

March 31, 2017:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$282,029	$282,029	$-	$-
Corporate Securities	5,452,501	-	5,452,501	-
Commercial Paper	1,498,459	-	1,498,459	-
Subtotal	6,950,960	-	6,950,960	$-
Total March 31, 2017	$7,232,989	$282,029	$6,950,960	$-
December 31, 2016:
Money Market Funds	$95,949	$95,949	$-	$-
Corporate Securities	10,606,371	-	10,606,371	-
Commercial Paper	1,494,549	-	1,494,549	-
Subtotal	12,100,920	-	12,100,920	$-
Total December 31, 2016	$12,196,869	$95,949	$12,100,920	$-

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

Restricted Cash

As of March 31, 2017 and December 31, 2016, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

Inventories, net

Inventories are valued at the lower of cost or market on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$79,900	$79,900
Work in process	341,118	463,897
Finished goods	103,849	52,936
Inventory reserve	(430,000)	(430,000)
Total	$94,867	$166,733

Accrued Expenses

Accrued expenses consist of the following:
	March 31, 2017	December 31, 2016
Professional and consulting fees	$301,280	$335,198
Accrued payroll and payroll taxes	565,743	737,607
Clinical trial and manufacturing development	800,270	875,500
Product development	256,916	374,839
Market research	81,877	-
Statutory taxes	12,918	1,833
Other	43,965	17,375
Total	$2,062,969	$2,342,352

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired. As a result of this warranty, the Company may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, the Company is unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, the Company has deferred the revenue and related cost of sales associated with the shipment of this product, presented net “deferred revenue” in the condensed consolidated balance sheet. During the three months ended March 31, 2017, the Company recognized $30,000 of deferred revenue and $18,000 in related cost of sales resulting in net amount of $12,000. Also, during the three months ended March 31, 2017, the Company had recorded an additional deferred revenue in the amount of $12,000.

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. The Company recognized $2,200 revenue related to the Wonik agreement for each of the three months ended March 31, 2017 and 2016.

Deferred revenue at March 31, 2017 and December 31, 2016 amounted to approximately $101,000 and $104,000, respectively.

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

	Three Months Ended March 31,
	2017	2016
Series C non-voting convertible preferred stock	2,790,000	2,865,000
Series D non-voting convertible preferred stock	1,479,240	1,479,240
Series E non-voting convertible preferred stock	1,959,759	1,959,759
Shares underlying outstanding warrants	4,006,468	4,031,468
Shares underlying restricted stock units	107,931	-
Shares underlying outstanding stock options	5,637,045	4,483,545
Total	15,980,443	14,819,012

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for stock options granted to employees, officers and directors according to Accounting Standards Codification (“ASC”) No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance based conditions and a Monte Carlo option pricing model for options with market conditions. Stock-based compensation is recognized as expense over the employee’s requisite service period on a straight-line basis.

Effective October 1, 2016, the Company adopted ASU 2016-09 to account for forfeitures as they occur. All share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation expense was recognized by applying the expected forfeiture rate during the vesting period to the fair value of the award.  As of January 1, 2016, a cumulative effect adjustment of $129,730 was recognized to reflect the forfeiture rate that had been applied to unvested option awards prior to fiscal year 2016. As a result of the adoption of ASU 2016-09, the Company’s condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows for the three months ended March 31, 2016 were adjusted to reflect the impact.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees”.  The non-cash charge to operations for non-employee options with timebased vesting provisions is based on the fair value of the options remeasured each reporting period and amortized to expense over the related vesting period. The non-cash charge to operations for non-employee options with performance based vesting provisions is recorded when the achievement of the performance condition is probable and remeasured each reporting period until the performance condition is achieved.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

The Company may issue and sell up to $40.0 million of shares of its common stock from time to time under the Current ATM Program through MLV acting as agent, subject to limitations imposed by the Company, such as the number or dollar amount of shares registered under the registration statement to which the Current ATM Program relates. At March 31, 2017, approximately $3.7 million remained available for sale under the Current ATM Program. When the Company wishes to issue and sell common stock under the Current ATM Program, it notifies MLV of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. MLV is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Current ATM Program. The shares of common stock to be sold under the Current ATM Program are registered under an effective registration statement filed with the SEC. During the quarter ended March 31, 2017, the Company issued 198,630 shares of common stock under the Current ATM Program and realized net proceeds of approximately $347,000.

During the quarter ended March 31, 2017, the Company issued 10,000 shares of its common stock upon exercise of stock options resulting in gross proceeds of $6,800 to the Company.

During the quarter ended March 31, 2017, the Company issued an aggregate of 75,000 shares of its common stock upon conversion of an aggregate of 7,500 Series C-3 non-voting preferred stock.

Stock Options

During the three months ended March 31, 2017, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,065,000 shares of the Company’s common stock under the 2013 Stock Incentive Plan.

During the three months ended March 31, 2017, and 2016, total compensation expense for stock options issued to employees, directors, officers and consultants was $430,651 and $329,276, respectively.

As of March 31, 2017, there was $4,456,538 in total unrecognized compensation expense related to stock options granted which expense will be recognized over an expected remaining weighted average period of 2.2 years.

The fair value of the grants are determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected Term	5 years	5-10 years
Volatility	103.78% - 104.67%	96%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.93% - 1.99%	1.25% - 1.94%
Weighted average fair value of options granted during the period	$1.42	$1.56

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods. The expected term of the stock options granted to consultants is based upon the full term of the respective option agreements. Beginning January 1, 2017, the expected stock price volatility for the Company’s stock options is calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010. In 2016 the expected stock price volatility was calculated based on the historical volatility since the initial public offering weighted pre and post CE Mark approval in the European Union. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.

The following table summarizes the Company’s stock options activity and related information for the three months ended March 31, 2017:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,609,755	$2.29	8.2	$581,823
Exercised	(10,000)	$0.68
Forfeited	-	-
Expired/Canceled	(27,710)	$2.42
Granted	1,065,000	$1.84
Outstanding at end of period	5,637,045	$2.20	8.5	$664,478
Vested at end of period	2,493,807	$2.10	7.2	$664,009

The total intrinsic value of stock options exercised during the years ended March 31, 2017 and 2016 was $13,200, and $17,600, respectively. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Restricted Stock Units

During the three months ended March 31, 2017, the Company granted an aggregate 107,931 restricted stock units (“RSUs”) to its officers and directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $2.22 per share. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on each date of grant. These RSUs will vest over various dates through December 31, 2018. During the three months ended March 31, 2017, compensation expense recorded for these RSUs was $21,372. Unrecognized compensation expense for these RSUs amounted to $218,230. The expected weighted average period for the expense to be recognized is 1.03 years.

Warrants

As of March 31, 2017, there were 4,006,468 outstanding warrants with a weighted average exercise price of $1.65 per share and a weighted average remaining contractual life of 2.11 years.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions:

In September 2014, as part of the removal of anti-dilution, price reset and change of control provisions in various securities that had caused those securities to be classified as derivative liabilities, the Company entered into a Consent and Exchange Agreement dated September 15, 2014, with Manchester, pursuant to which Manchester has a right of 60% participation in equity financings undertaken by the Company prior to September 15, 2017. Pursuant to this right of participation, Manchester elected partial participation in the equity financing that the Company closed on May 3, 2017 and invested $2,000,000 in that financing, without further investment under its participation rights.

On March 3, 2015, the Company entered into a backstop agreement with Manchester which is a wholly owned subsidiary of Elliott Associates, L.P., and a beneficial holder of more than 5% of the Company’s outstanding common stock. Pursuant to the backstop agreement, Manchester had agreed to lend the Company, at its request, up to $3,000,000.  The Company did not access the loan and the agreement expired on April 30, 2015. The Company issued two warrants exercisable for an aggregate of up to 283,400 common shares with an exercise price of $7.00 per share and a term of five years as a result of entering into the backstop agreement. Additionally, the Company granted Manchester the right for as long as it or its affiliates hold any of the Company’s common stock or securities convertible into its common stock the right to appoint up to two members to the Company’s board of directors and/or to have up to two observers attend board meetings in a non-voting capacity. As of March 31, 2017 and December 31, 2016, two board members had been appointed to the Company’s board of directors under this provision.

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

In the same complaint against the same Defendants, the Company also alleged an infringement (requesting the same remedies) of ND Partners’ utility model DE 20 2005 022 124 U1 (the “Utility Model”), which the Company believes is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model claims are now being tried separately. TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the “German PTO”) based on the similar arguments as those in the opposition against the Prosl European Patent.

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

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. The EPO held a hearing in the opposition proceeding on November 25, 2015. In its preliminary consideration of the matter, the EPO (and the German PTO) had regarded the patent as not inventive or novel due to publication of prior art. However, the EPO did not issue a decision at the end of the hearing but adjourned the matter due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of the prior art. In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the recent decision of the German PTO on the invalidity of the utility model. The EPO has scheduled a further oral hearing for November 22-23, 2017. While the Company continues to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that the Company will prevail in this matter.

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration by the EPO of the validity and possible infringement of the Prosl European Patent. The Company filed an appeal against the ruling on September 7, 2016.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team has prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of the Company's allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested the Company to further specify its requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. The Company has every intention to comply with the court's request. At this time, there are no further hearings scheduled. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

In connection with the aforementioned patent and utility model infringement proceedings against TauroPharm, the Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company recorded the deposit as restricted cash for the year ended December 31, 2015. The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne. These amounts are shown as restricted cash on the condensed consolidated balance sheets.

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

Commitments

Manufacturing

Navinta LLC, a U.S.-based API developer, provides API manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for CRMD003, pursuant to an original supply agreement dated December 7, 2009, as amended (the “Navinta Agreement”). The Navinta Agreement provided that Navinta will supply taurolidine (the API for CRMD003) to the Company on an exclusive worldwide basis in the field of the prevention and treatment of human infection and/or dialysis so long as the Company purchases a minimum of $2,250,000 of product on an annual basis for five years following the Company’s first commercial sale of a product incorporating taurolidine. The Company did not purchase the required amounts and as a result, lost its exclusive manufacturing rights. The Company was also required to make certain cash payments to Navinta upon the achievement of certain sales-based milestones which were based on a tiered approach and would not commence until the Company achieved a designated net sales threshold. The maximum aggregate amount of such payments, assuming achievement of all milestones, was $1,975,000 over five years. The Navinta Agreement expired on March 31, 2016, was not renewed and there are no further purchase obligations or milestone payments.

The Company has developed a program aimed at reducing the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of that program, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 will coordinate certain manufacturing services related to taurolidine that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The services under the preliminary service agreement were completed during the quarter ended March 31, 2017 except for the stability studies that are expected to be completed in December 2020. These stability studies will not impact the anticipated timing of approval and launch of Neutrolin in the U.S. The total cost for RC2’s services under the preliminary services agreement is $1.8 million. During the three months ended March 31, 2017 and 2016, the Company recognized research and development expense of $238,000 and $38,000, respectively, for its services related to the agreement.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also has several service agreements with RC2 for the manufacture of clinical supplies to support its ongoing and planned Phase 3 clinical trials for an aggregate amount of $7.7 million.  During the three months ended March 31, 2017 and 2016, the Company recognized research and development expense of approximately $543,000 and $420,000, respectively, related to these agreements. The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

Clinical and Regulatory

In December 2015, the Company signed a Master Service Agreement and Work Orders (the “Master Service Agreement”) with PPD Development, LP (“PPD”) for a $19.5 million (originally, $19.2 million) Phase 3 multicenter, double-blind, randomized active control study (the “Phase 3 Clinical Trial”) to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The Phase 3 Clinical Trial is currently expected to accrue approximately 632 patients in 70 sites in the U.S. During the three months ended March 31, 2017 and 2016, the Company recognized $2,555,000 and $900,000 in research and development expense related to this agreement, respectively.

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

In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of December 31, 2016 and 2015 is 109,157 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at March 31, 2017. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the three months ended March 31, in 2017 and 2016.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Employment Agreements

In January 2017, the Company entered into a three-year employment agreement with Robert Cook to serve as its Chief Financial Officer and with Judith Abrams to serve as its Chief Medical Officer, and in March 2017, the Company entered into an employment agreement with John Armstrong to serve as its Executive Vice President for Technical Operations. After the initial three-year term of each employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed.

In connection with their employment, the Company granted each of Mr. Cook and Dr. Abrams stock options to purchase 350,000 shares of common stock, with 185,000 of the options vesting in four equal annual installments on the first four anniversaries of the grant date. The remaining 165,000 options are split into three tranches, which become exercisable upon the achievement of specified performance milestones within designated respective time periods. In connection with his employment, the Company granted Mr. Armstrong stock options to purchase 100,000 shares of common stock, which vest upon the achievement of designated milestones. In each case, executive must be an employee of or consultant to the Company on the applicable vesting date.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the Company terminates the employment of Mr. Cook, Dr. Abrams or Mr. Armstrong other than for Cause (as defined in the agreements), death or disability, other than by notice of nonrenewal, or if any of them resigns for Good Reason (as defined in the agreements), he or she will receive his or her base salary and benefits for a period of nine months following the effective date of the termination of employment, and, in the case of Mr. Cook and Dr. Abrams, all unvested time-based stock options that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date.

Other

The Company entered into sublease for 4,700 square feet of office space in Bedminster, New Jersey, which sublease runs from April 1, 2015 until March 31, 2018. Rent is $5,000 per month plus occupancy costs such as utilities, maintenance and taxes. In accordance with the lease agreement, the Company has deposited $5,000 with the landlord, the equivalent of one month rent.

The Company’s subsidiary entered into a lease agreement for its offices in Fulda, Germany. The lease agreement commenced on November 1, 2016 which is renewable every three months for a base monthly payment of €461.

Rent expense for the three months ended March 31, 2017 and 2016, was $18,000, and $17,000, respectively.

Under the Company’s current lease agreements, the total remaining lease obligation as of March 31, 2017 is set forth below:

2017	$46,944
2018	15,000
Total	$61,944

Note 6 — Concentrations:

At March 31, 2017, approximately 86% of net accounts receivable, respectively, was due from one customer. During the year ended December 31, 2016, the Company did not have individual sales in excess of 10% of its total sales.

Note 7 — Subsequent Event:

On April 28, 2017, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, relating to an underwritten public offering of 16,190,697 shares of its common stock, par value $0.001 per share, together with Tranche 1 Warrants to purchase up to an aggregate of 12,143,022 shares of its common stock and Tranche 2 Warrants to purchase up to an aggregate of 12,143,022 shares of its common stock, at a price to the public of $0.75 per share with related warrants. Each Tranche 1 Warrant has an exercise price of $1.05 per share of common stock and will expire five years following the Exercisable Date (defined below). Each Tranche 2 Warrant has an exercise price of $0.75 per share of common stock and will expire thirteen months following the Exercisable Date. The Company also granted the underwriters a 30-day option to purchase up to an additional 2,428,604 additional shares of common stock and/or Tranche 1 Warrants to purchase up to 1,821,453 Shares and Tranche 2 Warrants to purchase up to 1,821,453 Shares, which option was exercised in full, resulting in the sale and issuance of a total of 18,619,301 shares of common stock, Tranche 1 Warrants to purchase up to an aggregate of 13,964,475 shares of its common stock and Tranche 2 Warrants to purchase up to an aggregate of 13,964,475 shares of its common stock.

The offering closed on May 3, 2017. The gross proceeds from the sale of shares was approximately $14.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. Manchester partially exercised its participation rights and invested $2,000,000 in the offering, without further investment under its participation rights.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company paid the underwriter, H.C. Wainwright & Co., LLC, a commission equal to 6.0% of the gross proceeds of the offering and also issued warrants to purchase up to an aggregate of 1,117,158 shares of common stock, with an exercise price of $0.9375, which represents 125% of the public offering price per combined share and related warrants. The underwriter warrant will expire five years following the Exercisable Date. Other than the exercise price, the terms of the underwriter warrant are the same as the Tranche 1 warrants.

The Company does not currently have a sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants issued in the offering to the investors and the underwriter. As a result, before any warrants can become exercisable, the Company needs to receive stockholder approval of an amendment to its Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock to a total of 200,000,000 shares at its next annual meeting of stockholders on June 6, 2017. The warrants will be exercisable on any day on or after the date that the Company publicly announces through the filing of a Current Report on Form 8-K that the Charter Amendment has been approved by its stockholders and has become effective (the “Exercisable Date”). In the event the stockholders do not approve the Charter Amendment, the warrants will not be exercisable and may not have any value. The Company agreed to not sell any equity securities until the later of the date that the Company receives approval of the Charter Amendment or July 27, 2017.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2017.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in Part II. Item 1A of this report, and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. and Subsidiary (referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is to develop our lead product candidate, Neutrolin® (also known as CRMD003), for potential commercialization in the U.S. and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care / intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin has the potential to address a significant unmet medical need and a potential large market opportunity.

We plan to conduct two pivotal trials to demonstrate safety and effectiveness of Neutrolin to secure marketing approval in the United States. We initiated one Phase 3 clinical trial in hemodialysis patients with a central venous catheter (“LOCK-IT-100”) in December 2015 and plan to initiate a second Phase 3 trial in oncology patients with catheters, subject to funding requirements.

In April 2017, we completed a safety review by an independent Data and Safety Monitoring Board, or DSMB. The DSMB unanimously concluded that it is safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized on trial.

We are currently in discussions with the U.S. Food and Drug Administration (“FDA”) regarding possible prospective changes to the protocol for this event-driven clinical trial, in part to account for an apparent overall lower rate of catheter-related bloodstream infection (“CRBSI”) events. In addition, the FDA has accepted our proposal to include one or more interim efficacy analyses of the trial data while LOCK-IT-100 is ongoing. Pending attainment of the requisite number of CRBSI events, the first such interim analysis could occur as early as the fourth quarter of 2017, by which time we anticipate that trial enrollment will have exceeded its originally planned target of 632 patients. We are continuing to activate clinical trial sites and to enroll additional patients to facilitate the occurrence of the first interim analysis within this timeframe. While the final details surrounding some aspects of the clinical trial protocol remain subject to ongoing discussions with the FDA, we currently anticipate that enrollment may continue into the second quarter of 2018 in order to obtain the final planned number of requisite CRBSI events, with topline results expected to be available around year-end 2018.

In July 2013, we received CE Mark approval for Neutrolin. As a result, in December 2013, we commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment. In April 2017, we entered into a commercial collaboration with Hemotech SAS covering France and French overseas territories.

We are evaluating opportunities for the possible expansion for taurolidine as a platform. Patent applications have been filed in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation.   There exists a need to control and protect against surgical site infections upon wound closure and we believe taurolidine may provide benefits not currently available in marketed antimicrobial medical devices.  It may also provide a significant advantage in devices for burn victims and use in less sterile environments.  We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors.

Since our inception, we have not generated sufficient revenue from product sales to be profitable.  Our operations to date have been primarily limited to licensing product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, performing business and financial planning, performing research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the European Union and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash use in operations as we continue to commercialize Neutrolin in the European Union and other foreign markets, continue, prepare for and undertake our ongoing and planned Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of March 31, 2017, we had an accumulated deficit of approximately $126.7 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., especially the ongoing Phase 3 trial in hemodialysis patients and the planned Phase 3 trial in oncology, subject to funding requirements.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on clinical development in the U.S. and optimization of sales in foreign markets where Neutrolin is approved. We are seeking to develop Neutrolin in the U.S. Based on our discussions with the FDA, we are conducting a Phase 3 clinical trial in hemodialysis catheters and, subject to finalization of the protocol, plan to conduct a second Phase 3 clinical trial in oncology. Our plans to complete the Phase 3 trial in hemodialysis catheters and to initiate the Phase 3 trial in oncology depend upon our ability to raise additional capital. The initiation of the Phase 3 trial in oncology also is dependent upon our ability to complete the hemodialysis catheters trial. We expect that the ongoing Phase 3 trial for hemodialysis catheters will cost a minimum of $30 million and will continue to enroll patients until approximately the second quarter of 2018. We are still finalizing the details of the protocol for the planned second Phase 3 trial for oncology/total parenteral nutrition and do not have a cost estimate at this time. We are seeking one or more strategic partners or other sources of capital to help complete the development of Neutrolin in the U.S.

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

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended March 31,
	2017	2016	% of Change Increase (Decrease)
Revenue	$40	$41	(5)%
Cost of sales	(94)	(50)	86%
Gross (loss)	(54)	(9)	514%
Operating Expenses:
Research and development	(4,924)	(2,089)	136%
Selling, general and administrative	(2,641)	(2,050)	29%
Total operating expenses	(7,565)	(4,140)	83%
Loss from operations	(7,619)	(4,149)	84%
Interest income	23	32	(26)%
Foreign exchange transaction loss	(1)	(1)	-
Interest expense	-	(1)	(100)%
Net loss	(7,597)	(4,119)	(84)%
Other comprehensive income	9	31	(70)%
Comprehensive loss	$(7,588)	$(4,088)	86%

Revenue. Revenue was $40,000 for the three months ended March 31, 2017 compared to $41,000 in the same period last year, a decrease of $1,000. The decrease was due to a decrease in sales of Neutrolin in Germany and the Middle East of $31,000 substantially offset by the recognition of deferred revenue of $30,000 for the products sold with warranty.

Cost of Sales. Cost of sales was approximately $94,000 for the three months ended March 31, 2017 compared to $50,000 in the same period last year, an increase of $44,000. The increase was primarily due to the $18,000 recognition of cost of sales associated with deferred revenue, an increase in ongoing stability studies of $42,000, offset by decreases in the write-off of expired raw materials of $22,000.

Research and Development Expense. R&D expense was approximately $4,924,000 for the three months ended March 31, 2017, an increase of $2,835,000, from $2,089,000 for the three months ended March 31, 2016. The increase was primarily attributable to increase in expenses related to Phase 3 clinical trial in hemodialysis catheters in the U.S. of $2,480,000, higher costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $468,000, and an increase in personnel costs due to hiring of additional employees of $351,000 including the chief medical officer. These increases were offset by decreased consulting fees of $478,000, due to consultants becoming employees of the company.

Selling, General and Administrative Expense. SG&A expense was $2,641,000 for the three months ended March 31, 2017, an increase of $591,000 from $2,050,000 for the three months ended March 31, 2016. The increase was attributable to increases in personnel expenses of $339,000, due to hiring of employees including the chief financial officer, increase in consulting fees of $234,000, mainly for the executive search for the chief medical officer and chief financial officer, increase in cost related to costs related to marketing research studies of $177,000, and an increase of $113,000 in stock based compensation due to the adoption of ASU 2016-9 that impacted the first quarter of 2016. This increases, among others of lesser significance, were offset by decreases in legal fees attributable to the ongoing intellectual property litigation and the recently dismissed securities litigation and clinical activities of $230,000, and selling costs related to commercialization of Neutrolin in the EU of $70,000.

Interest Income. Interest income was $23,000 for the three months ended March 31, 2017 compared to $32,000 for the same period last year, a decrease of $9,000. The decrease was attributable to having lower average interest-bearing cash balances during the three months ended March 31, 2017 as compared to the same period last year.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income totaling a $9,000 and $31,000 gain for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006. During the three months ended March 31, 2017, we received gross proceeds of $347,000 from the issuance of 198,630 shares of common stock under our at-the-market-issuance sales agreement and $6,800 from the exercise of 10,000 stock options.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $6,759,000 as compared to $5,451,000 for the same period in 2016, an increase in net cash use of $1,308,000. The increase was primarily attributable to an increase in net loss of $3,366,000 driven by increased research and development expenses. The net loss of $7,597,000 for the quarter ended March 31, 2017 was higher than cash used in operating activities by $838,000. The difference is primarily attributable to non-cash stock-based compensation of $452,000, increase in accounts payable of $81,000 and decreases in prepaid expenses and inventory of $563,000 and $72,000, respectively, offset by an increase in trade receivable of $64,000 and decrease in accrued expenses of $270,000.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2017 was $5,158,000 as compared to $6,548,000 for the same period in 2016, both of which are attributable to the proceeds on the sale of short-term investments.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $354,000 as compared to $266,000 for the same period in 2016. During the quarter ended March 31, 2017, we generated net proceeds of $347,000 from the sale of our common stock in our current at-the-market program and received net proceeds of $6,800 from the exercise of stock options. In comparison to the same period in 2016, we generated $149,000 from the sale of our common stock in the current at-the-market program and received net proceeds of $117,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of March 31, 2017 was $13.8 million, excluding restricted cash of $0.2 million, compared with $20.2 million at December 31, 2016. In addition, we have approximately $3.7 million available under our current at-the-market program at March 31, 2017. At March 31, 2017, we also had $60.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. The sale of any equity securities under this portion of the shelf registration statement is subject to participation rights held by Manchester Securities Corp. ("Manchester") pursuant to which Manchester must either be offered participation in such equity financing or we must obtain a waiver from Manchester.

On May 3, 2017, we closed an underwritten public offering of 18,619,301 shares of our common stock, par value $0.001 per share, together with Tranche 1 Warrants to purchase up to an aggregate of 13,964,475 shares of our common stock and Tranche 2 Warrants to purchase up to an aggregate of 13,964,475 shares of our common stock, at a price to the public of $0.75 per share and related warrants. These securities were sold out of the $60 million available under the shelf registration statement; Manchester elected partial participation in the offering. The gross proceeds from the sale of shares was approximately $14.0 million, before deducting underwriting discounts and commissions and estimated offering expenses (see Note 7).

At the time of the offering, we did not have a sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants issued in the offering to the investors and the underwriter. As a result, before any warrants can become exercisable, we must receive stockholder approval of an amendment to our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock to a total of 200,000,000 shares at our next annual meeting of stockholders scheduled to be held on June 6, 2017. The warrants will be exercisable on any day on or after the date that the we publicly announce through the filing of a Current Report on Form 8-K that the Charter Amendment has been approved by our stockholders and has become effective (the “Exercisable Date”). In the event our stockholders do not approve the Charter Amendment, the warrants will not be exercisable and may not have any value. As a condition to the closing of the financing, we agreed to not sell any equity securities until the later of the date that we receive approval of the Charter Amendment or July 27, 2017. If the Charter Amendment is not approved, we will not be able to finance our operations through the sale of common stock or any instruments convertible into our common stock, which will severely limit our fundraising abilities.

Because our business has not currently generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities and our business development activities, as well as to fund operations generally, even with our recent financing. Our continued operations and specifically the completion of our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S., which was initiated in December 2015, will depend on our ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We plan to conduct a Phase 3 clinical trial in oncology patients with catheters in the U.S., for which additional funds over and above the funds needed for the ongoing hemodialysis Phase 3 clinical trial will be required before such trial can commence. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, that may enable us to complete our ongoing Phase 3 hemodialysis trial and commence our planned Phase 3 oncology trial.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. At March 31, 2017, we have approximately $3.7 million available under our current at-the market program. At March 31, 2017, we also had $60.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities, subject to waiver from or participation by Manchester. We sold an aggregate of approximately $14.0 million off of the shelf registration on May 3, 2017. We may utilize our current ATM program, if conditions allow, to support our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S. In August 2016, we entered into a sales agreement with FBR whereby we can sell up to $40 million of shares of our common stock under a pending ATM program, but only if we obtain a waiver from Manchester of its participation rights and the pending registration statement covering the pending ATM program is declared effective, which conditions might not be met.

Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

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

Based on our cash resources at March 31, 2017 and the expected cost of the ongoing Phase 3 clinical trial in hemodialysis catheters in the U.S., we believe that our existing cash and short-term investments and even after giving effect to the proceeds we received from the equity financing we closed on May 3, 2017, will be insufficient to fund our operations through the next twelve months following the filing date of this report on Form 10-Q and will not be sufficient to complete the ongoing Phase 3 trial for hemodialysis catheters in the U.S. or to begin the planned Phase 3 trial for oncology patients with catheters. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our ongoing Phase 3 clinical trial, and will be unable to commence our planned Phase 3 clinical trial for oncology. We could also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees”.  For the purpose of valuing options and warrants granted to our directors, officers, employees and consultants, we use the Black-Scholes option pricing model. The non-cash charge to operations for non-employee options with time based vesting provisions is based on the fair value of the options re-measured each reporting period and amortized to expense over the related vesting period, and the non-cash charge to operations for non-employee options with performance based vesting provisions is recorded when the achievement of the performance condition is probable.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”) and FASB ASC 605, “Revenue Recognition”. Our product Neutrolin received its CE Mark in Europe in July 2013 and shipment of product to the dialysis centers began in December 2013. In accordance with SAB 101 and SAB 104, we recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. We recognize revenue upon shipment of product to the dialysis centers because the four revenue recognition criteria are met at that time. For an upfront payment related to an exclusive distribution agreement, we record it as deferred revenue and recognize revenue on a straight-line basis over the contractual term of the agreement

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that any product shipped with less than 75% of its shelf life remaining would be replaced by us if the customer was not able to sell the product before it expired. As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, we were unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, we deferred the revenue and related cost of sales associated with the shipment of this product, presented net “deferred revenue” in the condensed consolidated balance sheet. During the three months ended March 31, 2017, we recognized $30,000 of deferred revenue and $18,000 related cost of sales resulting in net amount of $12,000. Also, during the three months ended March 31, 2017, we had recorded an additional deferred revenue in the amount of $12,000. Deferred revenue at March 31, 2017 and December 31, 2016 amounted to approximately $75,000 for each period.

During the year ended December 31, 2014, we entered into a distribution agreement with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the agreement, Wonik paid to us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea. Revenue associated with the non-refundable up-front payment under this arrangement is deferred and recognized as revenue on a straight-line basis over the contractual term of our agreement. Deferred revenue related to this agreement at March 31, 2017 and December 31, 2016 amounted to approximately $26,000 and $29,000, respectively.

Inventory Valuation

We engage third parties to manufacture and package inventory held for sale and warehouse such goods until packaged for final distribution and sale. Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life. In evaluating the recoverability of our inventories, we consider the probability that revenue will be obtained from the future sale of the related inventory and, if required, will write down inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in our consolidated statements of operations.

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

Recent Authoritative Pronouncements

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for us beginning in the first quarter of 2018. Early adoption is not permitted and retrospective application is required. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In April 2016, the FASB issued an update which clarifies two aspects of the new revenue guidance by providing guidance on how to identify performance obligations and providing implementation guidance surrounding licensing. The amendments in this update do not change the core principle of the new revenue guidance. The guidance is effective for us beginning in the first quarter of 2018. Early adoption is not permitted and retrospective application is required. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2017.  Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. In its preliminary consideration of the matter, the EPO (and the German PTO) regarded the patent as not inventive or novel due to publication of prior art. Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of prior art. In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the recent decision of the German PTO on the invalidity of the utility model. The EPO has scheduled a further oral hearing for November 22-23, 2017. While we continue to believe that the referenced publication and instructions for use do not, in fact, constitute prior art and that the Prosl European Patent will be found to be valid by the EPO, there can be no assurance that we will prevail in this matter.

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration by the EPO of the validity and possible infringement of the Prosl European Patent. We filed an appeal against the ruling on September 7, 2016.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested us to further specify our requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. We have every intention to comply with the court's request. At this time, there are no further hearings scheduled. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

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

Item 1A.
Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 except the additional detailed risk as set forth below.

We do not have any available authorized common stock to issue to finance our operations and have agreed to not issue any common stock or instruments convertible into our common stock until our stockholders approve an amendment to our Amended and Restated Certificate of Incorporation to increase our authorized shares of common stock. Without available authorized common stock, we will have severely limited means available to finance our operations, which could have a material adverse effect on our financial condition, results of operations and business.

As a result of the public offering of common stock and warrants that we closed on May 3, 2017, we do not have any authorized shares of common stock available. In addition, as a condition to the closing of the financing, we agreed to not sell any equity securities until the later of (i) July 27, 2017 or (ii) the date that we receive stockholder approval of an amendment to our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock to a total of 200,000,000 shares at our next annual meeting of stockholders scheduled to be held on June 6, 2017. In the event our stockholders do not approve the Charter Amendment, we will not be able to finance our operations through the sale of common stock or any instruments convertible into our common stock, which will severely limit our fundraising abilities and would be expected to have a material adverse effect on our financial condition, results of operations and business.

If we are unable to successfully complete our Phase 3 LOCK-IT-100 clinical trial, or if such clinical trial takes longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly we complete the Phase 3 LOCK-IT-100 clinical trial is dependent in part upon the rate at which we are able to engage clinical trial sites and the rate of enrollment of patients, the rate we collect, clean, lock and analyze the clinical trial database, and the frequency with which CRBSI events occur. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new products are approved for the indication we are studying. In addition, the LOCK-IT-100 clinical trial is designed to continue until a pre-determined number of events have occurred in the patients enrolled. Event-driven trials such as LOCK-IT-100 are subject to delays and other risks stemming from patient withdrawal and from lower than expected event rates. For example, we recently concluded that the overall rate of CRBSI events appears lower than originally anticipated when our study protocol was initially designed, and we are in discussions with the FDA to amend our protocol to account for this. Even if we are able to modify our protocol as proposed, the lower event rate will require that we enroll more patients than initially anticipated, which would require us to incur additional costs and extend the anticipated time for completion of the trial in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial, or if we experience other issues related to the number of events or other trial results, we may incur additional costs and delays in the trial, and may not be able to complete the clinical trial in a cost-effective or timely manner, which would have an adverse effect on our development program for Neutrolin as a treatment for catheter related bloodstream infections.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

CORMEDIX INC.

Date: May 10, 2017	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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