Form 10-Q
period 2017-06-30
CorMedix Inc.
filed 2017-08-09
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer’s common stock, as of August 7, 2017 was 59,340,139.

CORMEDIX INC. AND SUBSIDIARY

i

PART I
FINANCIAL INFORMATION

Item 1.
Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$7,937,388	$8,064,490
Restricted cash	171,553	171,553
Short-term investments	10,884,175	12,100,920
Trade receivables	153,507	12,014
Inventories, net	313,134	166,733
Prepaid research and development expenses	1,281,487	943,924
Other prepaid expenses and current assets	352,282	372,057
Total current assets	21,093,526	21,831,691
Property and equipment, net	56,976	69,695
Security deposit	5,000	5,000
TOTAL ASSETS	$21,155,502	$21,906,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,765,758	$1,645,298
Accrued expenses	2,041,908	2,342,352
Derivative liability	1,880,177	-
Deferred revenue	101,886	104,210
Total current liabilities	5,789,729	4,091,860
TOTAL LIABILITIES	5,789,729	4,091,860

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 442,585 and 450,085 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	443	450
Common stock - $0.001 par value: 80,000,000 shares authorized; 59,340,139 and 40,432,339 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	59,340	40,433
Accumulated other comprehensive income	96,684	81,186
Additional paid-in capital	147,117,314	136,857,409
Accumulated deficit	(131,908,008)	(119,164,952)
TOTAL STOCKHOLDERS’ EQUITY	15,365,773	17,814,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,155,502	$21,906,386

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Net sales	$136,168	$16,511	$175,727	$57,939
Cost of sales	(18,052)	(187,192)	(111,624)	(237,421)
Gross profit (loss)	118,116	(170,681)	64,103	(179,482)
Operating Expenses:
Research and development	(5,089,624)	(2,772,959)	(10,013,891)	(4,862,551)
Selling, general and administrative	(2,051,093)	(1,968,580)	(4,691,819)	(4,131,516)
Total Operating Expenses	(7,140,717)	(4,741,539)	(14,705,710)	(8,994,067)
Loss From Operations	(7,022,601)	(4,912,220)	(14,641,607)	(9,173,549)
Other Income (Expense):
Interest income	28,578	29,426	52,009	61,062
Foreign exchange transactions loss	(5,537)	(4,005)	(6,823)	(4,492)
Change in fair value of derivative liability	1,853,365	-	1,853,365	-
Interest expense	-	(41)	-	(1,033)
Total Other Income (Expense)	1,876,406	25,380	1,898,551	55,537
Net Loss	(5,146,195)	(4,886,840)	(12,743,056)	(9,118,012)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	300	24,791	10,413	23,997
Foreign currency translation gain (loss)	6,077	(27,627)	5,085	4,018
Total Other Comprehensive Income (Loss)	6,377	(2,836)	15,498	28,015
Comprehensive Loss	(5,139,818)	(4,889,676)	(12,727,558)	(9,089,997)
Net Loss Per Common Share – Basic and Diluted	$(0.10)	$(0.13)	$(0.27)	$(0.25)
Weighted Average Common Shares Outstanding – Basic and Diluted	52,583,177	36,447,467	46,637,083	36,230,111

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2017
(Unaudited)

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D and Series E
	Shares	Amount	Shares	Amount	Accumulated Other Comprehen- sive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2017	40,432,339	$40,433	450,085	$450	$81,186	$136,857,409	$(119,164,952)	$17,814,526

Stock issued in connection with ATM sale of common stock, net	198,630	198				347,163		347,361
Conversion of Series C-3 non-voting preferred stock to common stock	75,000	75	(7,500)	(7)		(68)		-
Stock issued in connection with stock options exercised	10,000	10				6,790		6,800
Stock issued in connection with public offering	18,619,301	18,619				12,779,706		12,798,325
Warrants issued in connection with public offering						(3,733,542)		(3,733,542)
Stock issued for payment of deferred fees	4,869	5				10,213		10,218
Stock-based compensation						849,643		849,643
Other comprehensive income					15,498			15,498
Net loss							(12,743,056)	(12,743,056)
Balance at June 30, 2017	59,340,139	$59,340	442,585	$443	$96,684	$147,117,314	$(131,908,008)	$15,365,773

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CAH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash Flows From Operating Activities:
Net loss	$(12,743,056)	$(9,118,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	849,643	728,180
Change in fair value of derivative liability	(1,853,365)	-
Inventory reserve increase (decrease)	(187,000)	166,000
Depreciation	17,671	8,369
Non-cash interest expense	2,020	-
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(133,119)	317,033
Decrease in inventory	40,598	53,068
Increase in prepaid expenses and other current assets	(400,152)	(1,417,861)
Increase (decrease) in accounts payable	117,509	(602,134)
(Decrease) increase in accrued expenses and accrued interest	(212,061)	651,720
Decrease in deferred revenue	(8,599)	(4,530)
Net cash used in operating activities	(14,509,911)	(9,218,167)
Cash Flows From Investing Activities:
Purchase of short-term investments	(9,279,217)	-
Sale of short-term investments	10,504,355	7,001,540
Purchase of equipment	(3,922)	(1,943)
Net cash provided by investing activities	1,221,216	6,999,597
Cash Flows From Financing Activities:
Proceeds from sale of common stock from at-the-market program	347,361	2,010,327
Proceeds from the public offering of common stock and warrants	12,798,325	-
Proceeds from exercise of stock options	6,800	410,700
Net cash provided by financing activities	13,152,486	2,421,027
Foreign exchange effect on cash	9,107	1,105
Net Increase (Decrease) In Cash	(127,102)	203,562
Cash – Beginning of Period	8,064,490	11,817,418
Cash – End of Period	$7,937,388	$12,020,980
Cash Paid for Interest	$-	$1,033
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$7	$-
Unrealized gain (loss) from investments	$10,413	$23,997
Issuance of common stock for payment of deferred fees	$10,218	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”), a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases, was incorporated in the State of Delaware on July 28, 2006. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH, based in Fulda, Germany.

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

The Company launched its first Phase 3 clinical trial in hemodialysis patients with catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease (see Note 5 – Clinical and Regulatory). Two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are required by the U.S. Food and Drug Administration (“FDA”). Based on its experience and recent feedback from the FDA on the LOCK-IT-100 trial, the Company is reassessing the structure of its planned second Phase 3 clinical trial to seek efficiencies and improvements in its design and execution. This reassessment is expected to be completed in the next several months.

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

The completion of the Company’s ongoing LOCK-IT-100 clinical trial will depend on its ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. Additional financing will also be required to fund the planned second Phase 3 clinical trial that is required by the FDA for marketing approval of Neutrolin. The Company can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, that may enable it to complete its Phase 3 clinical trial program.

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

Note 2 — Summary of Significant Accounting Policies:

Liquidity, Going Concern and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the Company’s ability to raise capital to support its operations; the cost, timing and results of clinical trials; the ability to obtain regulatory approval to market the Company’s products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; and the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products.

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2017, the Company had an accumulated deficit of $131.9 million, and had incurred net losses of $5.1 million and $12.7 million for the three and six months then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and the Company’s other operating requirements, the Company’s existing cash and short-term investments at June 30, 2017 will fund its operations into the first quarter of 2018. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

At June 30, 2017, approximately $3.7 million remained available for sale under an April 2015 $40.0 million At-the-Market Issuance Sales Agreement (the “Current ATM program”) with MLV & Co. LLC (“MLV”), which was a subsidiary of FBR Capital Markets & Co. (“FBR”), but was combined with B. Riley Financial, Inc. in June 2017. At June 30, 2017, the Company also had approximately $46.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the Current ATM program, which amount was originally $60.0 million. The sale of any equity securities through September 15, 2017 under this portion of the shelf registration statement is subject to participation rights held by Manchester Securities Corp. (“Manchester”) pursuant to which Manchester must either be offered 60% participation in such equity financing or the Company must obtain a waiver from Manchester. On May 3, 2017, the Company closed on an equity financing under its current shelf registration statement, which raised net proceeds of approximately $12.8 million (see Note 3).

In August 2016, the Company entered into a new sales agreement with FBR whereby the Company can sell up to $40 million of shares of its common stock (the “Pending ATM Program”), but only if the Company obtains a waiver from Manchester of its participation rights and the pending registration statement covering this Pending ATM Program is declared effective, which conditions might not be met.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s continued operations including completion of its ongoing LOCK-IT-100 clinical trial as well as the other Phase 3 clinical program requirements for Neutrolin in the U.S. will depend on its ability to raise additional capital. Management is actively pursuing financing plans but can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, the Company will be required to delay, scale back or eliminate its ongoing LOCK-IT-100 clinical trial as well as work on the other Phase 3 clinical program requirements for Neutrolin in CRBSI which would likely have a material adverse effect on the Company.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at June 30, 2017 or December 31, 2016.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of June 30, 2017 and December 31, 2016, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2017 and December 31, 2016:

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$6,386,968	$(19)	$23	$6,386,972
U.S. Government Securities	3,993,522	(302)	-	3,993,220
Corporate Securities	5,300,711	(2,901)	401	5,298,211
Commercial Paper	1,592,744	-	-	1,592,744
Subtotal	10,886,977	(3,203)	401	10,884,175
Total June 30, 2017	$17,273,945	$(3,222)	$424	$17,271,147
December 31, 2016:
Money Market Funds included in Cash Equivalents	$95,949	$-	$-	$95,949
Corporate Securities	10,619,583	(13,212)	-	10,606,371
Commercial Paper	1,494,549	-	-	1,494,549
Subtotal	12,114,132	(13,212)	-	12,100,920
Total December 31, 2016	$12,210,081	$(13,212)	$-	$12,196,869

Fair Value Measurements

The Company’s financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable, accrued expenses and warrant derivatives (see Note 3 – Stockholders’ Equity, Warrants).  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of their maturity dates.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

June 30, 2017:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$6,386,972	$6,386,972	$-	$-
U.S. Government Securities	3,993,220	-	3,993,220	-
Corporate Securities	5,298,211	-	5,298,211	-
Commercial Paper	1,592,744	-	1,592,744	-
Series A Warrants	377,041	-	-	377,041
Series B Warrants	1,382,483	-	-	1,382,483
Underwriter’s Warrants	120,653	-	-	120,653
Subtotal	12,764,352	-	10,884,175	$1,880,177
Total June 30, 2017	$19,151,324	$6,386,972	$10,884,175	$1,880,177

December 31, 2016:
Money Market Funds	$95,949	$95,949	$-	$-
Corporate Securities	10,606,371	-	10,606,371	-
Commercial Paper	1,494,549	-	1,494,549	-
Subtotal	12,100,920	-	12,100,920	$-
Total December 31, 2016	$12,196,869	$95,949	$12,100,920	$-

	Series A Warrants	Series B Warrants	Underwriter’s Warrants
Fair value, issuance date (May 3, 2017)	$0.08	$0.17	$0.18
Decrease in fair value	(0.05)	(0.07)	(0.07)
Fair value, June 30, 2017	$0.03	$0.10	$0.11

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

As of June 30, 2017 and December 31, 2016, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

Prepaid Research and Development

Prepaid expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development and other research and development. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight-line method.

Inventories, net

Inventories are valued at the lower of cost or market on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$280,260	$79,900
Work in process	193,243	463,897
Finished goods	82,631	52,936
Inventory reserve	(243,000)	(430,000)
Total	$313,134	$166,733

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Professional and consulting fees	$255,588	$335,198
Accrued payroll and payroll taxes	802,519	737,607
Clinical trial and manufacturing development	666,032	875,500
Product development	80,001	374,839
Market research	141,466	-
Other	96,302	19,208
Total	$2,041,908	$2,342,352

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that qualify as derivatives and are classified as liabilities on the balance sheet. The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or meet certain other criteria are accounted for as derivative liabilities.  The changes in fair value of the warrant liabilities are re-measured at each balance sheet date and recorded as income or expense.

Revenue Recognition

Revenue is recognized from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenue once the four revenue recognition criteria are met in accordance with the terms of its various distribution agreements.

Deferred Revenue

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired. As a result of this warranty, the Company may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, the Company is unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, the Company has deferred the revenue and related cost of sales associated with the shipment of this product, presented net “deferred revenue” in the condensed consolidated balance sheet. During the three and six months ended June 30, 2017, the Company recognized $33,400 and $64,000 of deferred revenue and $19,600 and $37,600 in related cost of sales resulting in net amount of $13,800 and $26,400, respectively. Also, during the three and six months ended June 30, 2017, the Company had recorded an additional net deferred revenue in the amount of $13,000 and $24,000, respectively.

Deferred revenue, net at June 30, 2017 and December 31, 2016 amounted to approximately $101,900 and $104,200, respectively.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2017	2016
Series C non-voting convertible preferred stock	2,790,000	2,865,000
Series D non-voting convertible preferred stock	1,479,240	1,479,240
Series E non-voting convertible preferred stock	1,959,759	1,959,759
Shares underlying outstanding warrants	33,052,578	4,006,468
Shares underlying restricted stock units	61,414	-
Shares underlying outstanding stock options	5,709,545	3,984,545
Total	45,052,536	14,295,012

Shares underlying outstanding warrants include an aggregate of 29,046,110 warrants issued on an underwritten public offering which closed on May 3, 2017 (see Note 3). Currently, the Company does not have sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of these warrants.

Stock-Based Compensation

Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance-based conditions and a Monte Carlo option pricing model for options with market conditions. Stock-based compensation is recognized as expense over the employee’s requisite service period on a straight-line basis.

Effective October 1, 2016, the Company adopted ASU 2016-09 to account for forfeitures as they occur. All share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation expense was recognized by applying the expected forfeiture rate during the vesting period to the fair value of the award.  As of January 1, 2016, a cumulative effect adjustment of $129,730 was recognized to reflect the forfeiture rate that had been applied to unvested option awards prior to fiscal year 2016. As a result of the adoption of ASU 2016-09, the Company’s condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows for the six months ended June 30, 2016 were adjusted to reflect the impact.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees”.  The non-cash charge to operations for non-employee options with time-based vesting provisions is based on the fair value of the options re-measured each reporting period and amortized to expense over the related vesting period. The non-cash charge to operations for non-employee options with performance-based vesting provisions is recorded when the achievement of the performance condition is probable and re-measured each reporting period until the performance condition is achieved.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Authoritative Pronouncements

In July 2017, the FASB issued new guidance which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and recharacterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

Note 3 — Stockholders’ Equity:

Common Stock

On May 3, 2017, the Company closed on an underwritten public offering of 18,619,301 shares of its common stock, par value $0.001 per share, together with Series A warrants (“Series A Warrants”) to purchase up to an aggregate of 13,964,476 shares of its common stock and Series B warrants (“Series B Warrants”) to purchase up to an aggregate of 13,964,476 shares of its common stock. Series A Warrants have an exercise price of $0.75 per share of common stock and will expire thirteen months following the Exercisable Date (defined below). Series B Warrants have an exercise price of $1.05 per share of common stock and will expire five years following the Exercisable Date. The net proceeds from this public offering was approximately $12.8 million.

The Company’s Board of Directors has approved and recommended to the shareholders a proposal to amend the Company’s amended and restated Certificate of Incorporation (the “Charter Amendment”) to increase the shares of authorized capital stock from 82,000,000 shares to 162,000,000 shares and to increase the number of authorized shares of common stock from 80,000,000 to 160,000,000 shares. On August 8, 2017, the shareholders approved the Charter Amendment. The Company intends to effect the Charter Amendment as soon as possible by filing it with the Secretary of State of the State of Delaware.

The Company paid the underwriter a commission equal to 6.0% of the gross proceeds of the offering and also issued warrants to purchase up to an aggregate of 1,117,158 shares of common stock, with an exercise price of $0.9375, which represents 125% of the public offering price per combined share and related warrants. The underwriter warrant will expire five years following the Exercisable Date. Other than the exercise price, the terms of the underwriter warrant are the same as the Series B Warrants.

The Company does not currently have a sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants issued in this offering and therefore classified the fair value of the warrants in excess of the authorized shares as a derivative liability. Until such time as there are sufficient number of authorized shares of common stock to cover the shares issuable upon the exercise of these warrants, the warrants will be re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the income statement. Before any warrants can become exercisable, the Company must receive stockholder approval of an amendment to its Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock in an amount sufficient to cover all of the shares issuable upon exercise of the warrants. The warrants will be exercisable on any day on or after the date that the Company publicly announces through the filing of a Current Report on Form 8-K that the Charter Amendment has been approved by its stockholders and has become effective (the “Exercisable Date”).

Manchester, which is a wholly owned subsidiary of Elliott Associates, L.P., and a beneficial holder of more than 5% of the Company’s outstanding common stock, partially exercised its participation rights and invested $2,000,000 in the offering.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may issue and sell up to $40.0 million of shares of its common stock from time to time under the Current ATM Program through MLV acting as agent, subject to limitations imposed by the Company, such as the number or dollar amount of shares registered under the registration statement to which the Current ATM Program relates. At June 30, 2017, approximately $3.7 million remained available for sale under the Current ATM Program. When the Company wishes to issue and sell common stock under the Current ATM Program, it notifies MLV of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. MLV is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Current ATM Program. The shares of common stock to be sold under the Current ATM Program are registered under an effective registration statement filed with the SEC. During the six months ended June 30, 2017, the Company issued 198,630 shares of common stock under the Current ATM Program and realized net proceeds of approximately $347,000.

During the six months ended June 30, 2017, the Company issued 10,000 shares of its common stock upon exercise of stock options resulting in gross proceeds of $6,800 to the Company.

During the six months ended June 30, 2017, the Company issued an aggregate of 75,000 shares of its common stock upon conversion of an aggregate of 7,500 Series C-3 non-voting preferred stock.

Stock Options

During the six months ended June 30, 2017, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,257,500 shares of the Company’s common stock under the 2013 Stock Incentive Plan.

During the six months ended June 30, 2017, and 2016, total compensation expense for stock options issued to employees, directors, officers and consultants was $813,645 and $728,180, respectively, and $382,993 and $286,110 for the three months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was approximately $3,958,000 in total unrecognized compensation expense related to stock options granted which expense will be recognized over an expected remaining weighted average period of 1.8 years.

The fair value of the grants are determined using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2017	2016
Expected Term	5 years	5 - 10 years
Volatility	101.69% - 105.07%	96% - 98%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.77% - 1.99%	1.25% - 1.94%
Weighted average fair value of options granted during the period	$1.27	$ 1.64

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

The following table summarizes the Company’s stock options activity and related information for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,609,755	$2.29	8.2	$581,823
Exercised	(10,000)	$0.68
Forfeited	(120,000)	$2.24
Expired/Canceled	(27,710)	$2.42
Granted	1,257,500	$1.66
Outstanding at end of period	5,709,545	$2.20	7.4	$0
Vested at end of period	2,580,540	$2.08	5.0	$0

The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $13,200, and $980,039, respectively. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Restricted Stock Units

During the six months ended June 30, 2017, the Company granted an aggregate of 107,931 restricted stock units (“RSUs”) to its officers and directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $2.22 per share. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on each date of grant. These RSUs will vest over various dates through December 31, 2018. During the three and six months ended June 30, 2017, compensation expense recorded for these RSUs was $14,626 and $35,998, respectively. Unrecognized compensation expense for these RSUs as of June 30, 2017 amounted to $99,406. The expected weighted average period for the expense to be recognized is 0.95 years. During the six months ended June 30, 2017, 46,517 RSUs were forfeited. No RSUs were issued during the six months ended June 30, 2016.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of June 30, 2017, there were 33,052,578 outstanding warrants, which includes an aggregate of 29,046,110 warrants issued in the May 2017 public offering of the Company’s common stock and warrants. Outstanding warrants have a weighted average exercise price of $0.99 per share and a weighted average remaining contractual life of 3.04 years. Currently, the Company does not have sufficient number of authorized shares of common stock to cover the shares issuable upon the exercise of 29,046,110 outstanding warrants issued in the May 2017 public offering. Therefore, these warrants are classified as liabilities and will continue to be liability-classified until there are sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of these warrants. As long as the warrants are liability-classified, they will continue to be re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the income statement.

The fair value of the warrants are determined using a probability-weighted Black-Scholes option pricing under different scenarios regarding the expected probability and timing of sufficient additional shares being authorized to allow the warrants to become exercisable. The following assumptions were used to value the warrants at the grant date.

	Series A	Series B	Underwriter’s
Expected Term	1.18 – 1.33 years	5.10 – 5.25 years	5.10 – 5.25 years
Volatility	55%	55%	55%
Dividend yield	0.0%	0.0%	0.0%
Exercise Price	$0.75	$1.05	$0.94
Risk-free interest rate	1.13% - 1.16%	1.86% - 1.88%	1.86% - 1.88%
Weighted average fair value of warrants granted	$0.08	$0.17	$0.18
Number of shares underlying warrants granted	13,964,476	13,964,476	1,117,158

As these warrants are liability-classified, they were revalued at June 30, 2017 using the following assumptions:

	Series A	Series B	Underwriter’s
Expected Term	1.17	5.09	5.09
Volatility	55%	55%	55%
Dividend yield	0.0%	0.0%	0.0%
Exercise Price	$ 0.75	$ 1.05	$ 0.94
Risk-free interest rate	1.26%	1.88%	1.88%
Weighted average fair value of warrants	$ 0.03	$ 0.10	$ 0.11

Note 4 — Related Party Transactions:

In September 2014, as part of the removal of anti-dilution, price reset and change of control provisions in various securities that had caused those securities to be classified as derivative liabilities, the Company entered into a Consent and Exchange Agreement dated September 15, 2014, with Manchester, pursuant to which Manchester has a right of 60% participation in equity financings undertaken by the Company prior to September 15, 2017. Pursuant to this right of participation, Manchester elected partial participation in the equity financing that the Company closed on May 3, 2017 and invested $2,000,000.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2015, the Company entered into a backstop agreement with Manchester under which Manchester had agreed to lend the Company, at its request, up to $3,000,000.  The Company did not access the loan and the agreement expired on April 30, 2015. The Company issued two warrants exercisable for an aggregate of up to 283,400 common shares with an exercise price of $7.00 per share and a term of five years as a result of entering into the backstop agreement. Additionally, the Company granted Manchester the right for as long as it or its affiliates hold any of the Company’s common stock or securities convertible into its common stock the right to appoint up to two members to the Company’s board of directors and/or to have up to two observers attend board meetings in a non-voting capacity. As of June 30, 2017, two board members had been appointed to the Company’s board of directors and one observer had been appointed under this provision. The observer was elected to the Board on August 3, 2017.

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team has prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of the Company's allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested the Company to further specify its requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court has now scheduled a further hearing on May 8, 2018. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

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

Commitments

Manufacturing

Navinta LLC, a U.S.-based API developer, provides API manufacturing (manufactured in India at an FDA-compliant facility) and a Drug Master File for CRMD003, pursuant to an original supply agreement dated December 7, 2009, as amended (the “Navinta Agreement”). The Navinta Agreement provided that Navinta would supply taurolidine (the API for CRMD003) to the Company on an exclusive worldwide basis in the field of the prevention and treatment of human infection and/or dialysis so long as the Company purchased a minimum of $2,250,000 of product on an annual basis for five years following the Company’s first commercial sale of a product incorporating taurolidine. The Company did not purchase the required amounts and as a result, lost its exclusive manufacturing rights. The Company was also required to make certain cash payments to Navinta upon the achievement of certain sales-based milestones which were based on a tiered approach and would not commence until the Company achieved a designated net sales threshold. The maximum aggregate amount of such payments, assuming achievement of all milestones, was $1,975,000 over five years. The Navinta Agreement expired on March 31, 2016, was not renewed and there are no further purchase obligations or milestone payments.

The Company has developed a program aimed at reducing the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of that program, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 will coordinate certain manufacturing services related to taurolidine that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The services under the preliminary service agreement were completed during the first quarter of 2017 except for the stability studies that are expected to be completed in December 2020. These stability studies will not impact the anticipated timing of approval and launch of Neutrolin in the U.S. The total cost for RC2’s services under the preliminary services agreement is $1.8 million. During the three and six months ended June 30, 2017, the Company recognized research and development expense of $13,500 and $252,000, respectively, and $35,000 and $71,000 during the three and six months ended June 30, 2016, respectively.

The Company also has several service agreements with RC2 for the manufacture of clinical supplies to support its ongoing and planned Phase 3 clinical trials for an aggregate amount of $8.6 million.  During the three and six months ended June 30, 2017, the Company recognized research and development expense of approximately $349,000 and $896,000, respectively, related to these agreements and approximately $355,000 and $743,000 during the three and six months ended June 30, 2016, respectively. The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Clinical and Regulatory

In December 2015, the Company signed a Master Service Agreement and Work Orders (the “Master Service Agreement”) with PPD Development, LP (“PPD”) to help the Company conduct its Phase 3 multicenter, double-blind, randomized active control study (the “First Phase 3 Clinical Trial”) to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, the Company signed a contract modification with PPD to cover the extension of the estimated study timeline, incorporate several protocol amendments and take on several new tasks related to the enrollment sites. The total cost of the contract increased to $26.4 million from its original amount of $19.2 million. Given several recent changes to the study agreed with the FDA, an additional modification of the contract with PPD is being negotiated. The cost of this modification is not yet known. The Company currently anticipates that the cost for this trial, referred to as LOCK-IT-100, will exceed $30 million, and will likely enroll patients into 2018. During the three and six months ended June 30, 2017, the Company recognized $2,811,000 and $5,365,000 in research and development expense related to this agreement, respectively, and during the three and six months ended June 30, 2016, the Company recognized approximately $1,103,000 and $2,003,000, respectively.

In-Licensing

In 2008, the Company entered into a License and Assignment Agreement (the “NDP License Agreement”) with NDP. Pursuant to the NDP License Agreement, NDP granted the Company exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). The Company acquired such licenses and patents through its assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann and Dr. Johannes Reinmueller. As consideration in part for the rights to the NDP Technology, the Company paid NDP an initial licensing fee of $325,000 and granted NDP a 5% equity interest in the Company, consisting at the time of 39,980 shares of the Company’s common stock.

In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of June 30, 2017 and December 31, 2016 is 109,157 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining unearned at June 30, 2017. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the three and six months ended June 30, 2017 and 2016.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with their employment, the Company granted each of Mr. Cook and Dr. Abrams stock options to purchase 350,000 shares of common stock, with 185,000 of the options vesting in four equal annual installments on the first four anniversaries of the grant date. The remaining 165,000 options are split into three tranches, which become exercisable upon the achievement of specified performance milestones within designated respective time periods. In connection with his employment, the Company granted Mr. Armstrong stock options to purchase 100,000 shares of common stock, which vest upon the achievement of designated milestones. In each case, the executive must be an employee of or consultant to the Company on the applicable vesting date.

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

Rent expense for the three and six months ended June 30, 2017 was $18,000, and $35,000, respectively, and $16,000 and $35,000 for the three and six months ended June 30, 2016, respectively.

Under the Company’s current lease agreements, the total remaining lease obligation as of June 30, 2017 is set forth below:

2017	$31,733
2018	15,000
Total	$46,733

Note 6 — Concentrations:

At June 30, 2017, approximately 91% of net accounts receivable was due from one customer. During the three months ended June 30, 2017, the Company had revenue from two customers in excess of 10% (48% and 36%) of its total sales and two customers (50% and 33%) for the six months ended June 30, 2017. For the three months ended June 30, 2016, there were three customers that exceeded 10% of its total sales (26%, 19% and 15%) and one customer (47%) for the six months ended June 30, 2016.

Note 7 — Subsequent Event:

On August 8, 2017, the Company’s shareholders approved an amendment to the Company’s amended and restated Certificate of Incorporation (the “Charter Amendment”) to increase the shares of authorized capital stock from 82,000,000 shares to 162,000,000 shares and to increase the number of authorized shares of common stock from 80,000,000 to 160,000,000 shares. The Company intends to effect the Charter Amendment as soon as possible by filing it with the Secretary of State of the State of Delaware.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2017.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, including in our quarterly report on Form 10-Q for the quarter ended March 31, 2017, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. and Subsidiary (referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is to develop our lead product candidate, Neutrolin® (also known as CRMD003), for potential commercialization in the U.S. and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development in the U.S. for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care/ intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin has the potential to address a significant unmet medical need and represents a potential large market opportunity.

We initiated one Phase 3 clinical trial in hemodialysis patients with a central venous catheter (“LOCK-IT-100”) in December 2015. Two pivotal trials to demonstrate safety and effectiveness of Neutrolin are required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the United States. Based on our experience in the LOCK-IT-100 trial, we are reassessing the structure of our planned second Phase 3 clinical trial to seek efficiencies and improvements in the design and execution. This reassessment is expected to be completed in the next several months.

In April 2017, a safety review by an independent Data and Safety Monitoring Board, or DSMB was completed. The DSMB unanimously concluded that it is safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized on trial.

On August 2, 2017, we announced that the FDA had agreed to key changes to the LOCK-IT-100 clinical trial. We believe that the changes endorsed by the FDA facilitate our ability to complete the ongoing Phase 3 clinical trial in hemodialysis patients with central venous catheters, as previously announced, by year-end 2018. We sought guidance from the FDA to address, in part, the apparent overall lower rate of catheter-related blood stream infection (CRBSI) events as announced in April 2017. Changes made to the protocol were 1) the utilization of a Clinical Adjudication Committee (CAC) to assess suspected CRBSIs; 2) the use of the CAC to critically and independently assess suspected CRBSIs in a blinded fashion based on a single positive blood culture and supporting documentation, rather than two positive blood cultures as currently required; 3) the ability to capture cases occurring outside of dialysis centers to facilitate more complete capture of CRBSI events in the study, particularly when patients present with CRBSI events outside of the dialysis center setting (emergency rooms or urgent care centers); and 4) a revision of the design of the study to detect a treatment effect of 55% or greater when comparing the Neutrolin and heparin control arms. The FDA agreed that cases adjudicated by the CAC to be CRBSI events and the per protocol definition of CRBSI events will be included in the primary analysis of the primary efficacy endpoint of the LOCK-IT-100 study. The amended study assumptions including a reduction in statistical power have resulted in a reduction in the total number of CRBSI events required from 161 events to 56 events to complete the study.

We believe that these changes will allow the identification of more infections, enabling a single interim analysis, which is anticipated to occur in the fourth quarter of 2017 based on 28 CRBSI events.  Should the interim analysis show sufficient efficacy it may be possible to conclude the study earlier than projected. Further, based on our experience in the LOCK-IT-100 trial, we are reassessing the structure of our planned second Phase 3 clinical trial to seek efficiencies and improvements in its design and execution. This reassessment is expected to be completed in the next several months.

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

We are evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation. Based on initial feasibility work, we are advancing preclinical studies for three product candidates: surgical meshes, suture materials, and hydrogels.  There exists a need to control and protect against surgical site infections upon wound closure and we believe taurolidine may provide benefits not currently available in marketed antimicrobial medical devices.  It may also provide a significant advantage in devices for burn victims and use in less sterile environments. We expect to develop and pursue FDA clearance for these potential products by the 510(k) pathway and will seek to establish development/commercial partnerships as these programs advance.  We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible combination treatment for rare orphan pediatric tumors.

Since our inception, we have not generated sufficient revenue from product sales to be profitable.  Our operations to date have been primarily limited to conducting clinical trials for our product candidates, establishing manufacturing for our product candidates, licensing product candidates, performing business and financial planning, performing research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the European Union and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we continue to conduct our ongoing Phase 3 clinical trial in hemodialysis patients with catheters, commercialize Neutrolin in the European Union and other foreign markets, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of June 30, 2017, we had an accumulated deficit of approximately $131.9 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., especially the ongoing LOCK-IT-100 clinical trial and a planned second Phase 3 trial that is under reassessment to seek possible efficiencies and improvements in its design and execution.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on clinical development in the U.S. and optimization of sales in foreign markets where Neutrolin is approved. We are seeking to develop Neutrolin in the U.S. In December 2015, we contracted with PPD Development, L.P. to help us conduct our multicenter, double-bind, randomized, active control Phase 3 clinical trial in hemodialysis patients with catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, we modified the contract to cover the costs associated with an extension of the estimated study timeline, incorporate several protocol amendments and take on several new tasks related to the enrollment sites. The total cost of the contract increased to $26.4 million from its original amount of $19.2 million, of which approximately $11.7 million has been recognized through June 30, 2017. Given several recent changes to the study agreed with the FDA, an additional modification of the contract with PPD is being negotiated. The cost of this modification is not yet known. We currently anticipate that the cost for this trial, referred to as LOCK-IT-100, will exceed $30 million, and enroll patients into 2018. We are still reassessing the structure of our planned second Phase 3 clinical trial and do not have a cost estimate at this time. We are seeking one or more strategic partners or other sources of capital to help complete the development of Neutrolin in the U.S.

We are pursuing additional opportunities to generate value based on taurolidine, the active component of Neutrolin. Based on initial feasibility work, we are advancing preclinical studies for three product candidates: surgical meshes, suture materials, and hydrogels. We expect to develop and pursue FDA clearance for these potential products by the 510(k) pathway and will seek to establish development/commercial partnerships as these programs advance.

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

Foreign Currency Exchange Transaction Gain (Loss)

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than our functional currency and is reported in the consolidated statement of operations as a separate line item within other income (expense). The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. As such, unrealized foreign exchange movements related to long-term intercompany loans are recorded in other comprehensive income (loss).

Change in Fair Value of Derivative

As previously disclosed, we currently do not have sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants issued in the May 2017 public offering and therefore classified the fair value of the warrants in excess of the authorized shares as a derivative liability. The derivative liability is recorded at fair value at issuance date marked-to-market at each balance sheet date. The change in the fair value of derivative liability represents the difference between the fair value of the warrants recorded on issuance date and the fair value of warrants at the balance sheet date, with any decrease or increase in the estimated fair value being recorded in other income (expense).

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on financing of expenditures.

Results of Operations

Three months and six months ended June 30, 2017 compared to three and six months ended June 30, 2016.

The following is a tabular presentation of our consolidated operating results:

	For the Three Months Ended June 30,		% Increase	For the Six Months Ended June 30,		% Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Revenue	$136,168	$16,511	725%	$175,727	57,939	203%
Cost of sales	(18,052)	(187,192)	(90)%	(111,624)	(237,421)	(53)%
Gross profit (loss)	118,116	(170,681)	(169)%	64,103	(179,482)	(136)%
Operating Expenses:
Research and development	(5,089,624)	(2,772,959)	84%	(10,013,891)	(4,862,551)	106%
Selling, general and administrative	(2,051,093)	(1,968,580)	4%	(4,691,819)	(4,131,516)	14%
Total operating expenses	(7,140,717)	(4,741,539)	51%	(14,705,710)	(8,994,067)	64%
Loss from operations	(7,022,601)	(4,912,220)	43%	(14,641,607)	(9,173,549)	60%
Interest income	28,578	29,426	(3)%	52,009	61,062	(15)%
Foreign exchange transaction gain (loss)	(5,537)	(4,005)	38%	(6,823)	(4,492)	52%
Value of warrants issued in connection with public offering	1,853,365	-	-	1,853,365	-	-
Interest expense	-	(41)	(100)%	-	(1,033)	(100)%
Total Other Income	1,876,406	25,380	7293%	1,898,551	55,537	3319%
Net loss	(5,146,195)	(4,886,840)	5%	(12,743,056)	(9,118,012)	40%
Other comprehensive income (loss)	6,377	(2,836)	(325)%	15,498	28,015	(45)%
Comprehensive loss	$(5,139,818)	$(4,889,676)	5%	(12,727,558)	(9,089,997)	40%

Revenue. Revenue for the three months ended June 30, 2017 was $136,000 compared to $17,000 in the same period last year, an increase of $119,000. The increase was due to an increase in sales of Neutrolin in the European Union of $84,000 and the recognition of previously deferred revenue for products sold under a warranty and return provision of $35,000. For the same period last year, there were no products sold that were previously deferred as a result of the warranty and return provision. Most of our revenue in the European Union during the quarter ended June 30, 2017 was generated by the initial shipment to Hemotech as a result of our distribution agreement. This shipment has not yet been sold to the end users as of June 30, 2017, and our future shipments in the second half of 2017 may be lower depending upon the initial sales levels attained.

Revenue for the six months ended June 30, 2017 was $176,000 as compared to $58,000 for the same period last year, an increase of $118,000. The increase was due to an increase in sales of Neutrolin in the European Union of $54,000 particularly in France under the distribution agreement with Hemotech and the recognition of deferred revenue for the products sold under a warranty and return provision of $64,000. For the same period last year, there were no products sold under a warranty and return provision.

Cost of Sales. Cost of sales for the three months ended June 30, 2017 was $18,000 compared to $187,000 in the same period last year, a decrease of $169,000.  The decrease reflected a $187,000 decrease in inventory reserve during the three months ended June 30, 2017 as compared to an increase of $166,000 inventory reserve for the same period last year, offset by an increase in cost of materials of approximately $149,000 primarily related to the higher sales (including the recognition of $20,000 associated with revenue recognized during the three months ended June 30, 2017 that had previously been deferred) and an increase in ongoing stability studies cost of $33,000.

Cost of sales for the six months ended June 30, 2017 was $112,000 compared to $237,000 in the same period last year, a decrease of $125,000.  The decrease reflected a $187,000 decrease in inventory reserve during the six months ended June 30, 2017 as compared to an increase of $166,000 inventory reserve for the same period last year, offset by a $163,000 increased cost of materials related  to higher sales during the six months ended June 30, 2017 (including the recognition of $38,000 associated with revenue recognized during the six months ended June 30, 2017 that had previously been deferred) and an increase in ongoing stability studies cost of $65,000.

Research and Development Expense. R&D expense for the three months ended June 30, 2017 was $5,090,000 compared to $2,773,000 for the same period last year, an increase of $2,317,000. The increase was primarily attributable to a $2,150,000 increase in clinical trial expenses related to the ongoing LOCK-IT-100 trial in the U.S. Personnel expenses also increased by $361,000 due to the hiring of our chief medical officer, new staff supporting the LOCK-IT-100 trial, and the conversion of several consultants to employee status. Additionally, consulting fees had a net increase of $60,000 due to higher regulatory activities, offset by the conversion of certain consultants to employee status providing additional support for the Neutrolin development plan. These increases were partially offset by decreases in the cost of new studies related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $92,000; costs related to manufacturing process development activities of $69,000; pharmacoeconomics and pricing and market research studies conducted of $51,000; and non-cash stock based compensation of $45,000.

R&D expense for the six months ended June 30, 2017 was $10,014,000, compared to $4,863,000 for the same period last year, an increase of $5,151,000. The increase was primarily attributable to a $4,265,000 increase in expenses related to the ongoing LOCK-IT-100 clinical trial in the U.S. Personnel expenses also increased by $712,000 due to the hiring of our chief medical officer, new staff supporting the LOCK-IT-100 trial, and the conversion of several consultants to employee status. Additionally, costs related to manufacturing process development activities increased by $258,000; and consulting fees had a net increase of $80,000, due to increased regulatory activities, offset by the conversion of certain consultants to employee status. These increases were partially offset by decreases in pharmacoeconomics and pricing and market research studies conducted of $92,000; non-cash stock-based compensation of $64,000; and cost of new studies related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $11,000.

Selling, General and Administrative Expense. SG&A expense for the three months ended June 30, 2017 was $2,051,000 compared to $1,969,000 for the same period last year, an increase of $82,000. The increase was primarily attributable to an increase in non-cash charge for stock-based compensation expense of $157,000; higher personnel expenses of $156,000, due to the hiring of new employees, including our chief financial officer, and the conversion of consultants to employee status; and a $139,000 increase in expenses for marketing research studies. These increases, among others of lesser significance, were substantially offset by decreases in consulting fees of $207,000, mainly due to the termination of our interim chief financial officer’s consulting contract, and the conversion of other consultants to employee status; a reduction in legal fees attributable to the ongoing intellectual property litigation and the dismissed securities litigation of $131,000; and a decrease in accounting fees of $32,000.

SG&A expense for the six months ended June 30, 2017 was $4,692,000 compared to $4,132,000 for the same period last year, an increase of $560,000. The increase was primarily attributable to an increase in personnel expenses of $495,000, due to the hiring of new employees, including our chief financial officer, and the conversion of certain consultants to employee status; an increase in marketing research studies of $317,000; and an increase in non-cash charge for stock-based compensation expense of $185,000. These increases, among others of lesser significance, were partially offset by a $362,000 decrease in legal fees attributable to the ongoing intellectual property litigation and the dismissed securities litigation; a decrease in selling costs related to commercialization of Neutrolin in the EU of $63,000; and a decrease in board fees of $16,000, due to fewer board members for the period this year as compared to the same period last year.

Interest Income. Interest income for the three months ended June 30, 2017 and 2016 was the same in the amount of $29,000.

Interest income for the six months ended June 30, 2017 was $52,000 as compared to $61,000 for the same period last year, a decrease of $9,000. The decrease was attributable to lower interest-bearing cash balance during the first six months of 2017 compared to the same period in 2016.

Change in Fair Value of Derivative Liability. The change in the value of derivative liability of $1,853,000 is the difference between the fair value of the warrants issued with insufficient authorized shares at issuance date (May 3, 2017) of $3,733,000 and the estimated fair value of the warrants at June 30, 2017 of $1,880,000.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income totaling an income of $6,000 for the three months ended June 30, 2017 compared to a $3,000 loss for the same period last year.

Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income totaling an income of $15,000 and $28,000 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in July 2006. During the six months ended June 30, 2017, we received; net proceeds of $12,798,000 from the public offering resulting from the issuance of an aggregate of 18,619,301 and 29,046,110 shares of common stock and warrants, respectively; $347,000 from the issuance of 198,630 shares of common stock under our at-the-market-issuance sales agreement; and $6,800 from the exercise of 10,000 stock options.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $14,510,000 as compared to $9,218,000 for the same period in 2016, an increase in net cash used of $5,292,000. The increase was primarily attributable to an increase in net loss of $3,625,000 driven by increased research and development expenses. The net loss of $12,743,000 for the six months ended June 30, 2017 was lower than cash used in operating activities by $1,767,000. The difference is primarily attributable to non-cash stock-based compensation of $850,000, increases in accounts payable of $118,000 and a decrease in inventory of $41,000, partially offset by a non-cash change in fair value of derivative liability of $1,853,000, increases in prepaid expenses of $400,000, trade receivables of $133,000 and a decreases in accrued expenses of $212,000 and inventory reserve of $187,000.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2017 was $1,221,000 as compared to $7,000,000 for the same period in 2016. Net cash provided by investing activities during the six months ended June 30, 2017 is attributable to the proceeds from the sale of short-term investments of $10,504,000, partially offset by the purchase of short-term investments of $9,279,000. In comparison to the same period in 2016, net cash used in investing activities was attributable to the proceeds from the sale of short-term investments.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $13,152,000 as compared to $2,421,000 for the same period in 2016. During the six months ended June 30, 2017, we generated net proceeds of $12,798,000 from the public offering of our common stock and warrants, $347,000 from the sale of our common stock in our current at-the-market program, and $6,800 from the exercise of stock options. In comparison to the same period in 2016, we generated $2,010,000 from the sale of our common stock in the current at-the-market program, and $411,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of June 30, 2017 was $18.8 million, excluding restricted cash of $0.2 million, compared with $20.2 million at December 31, 2016. In addition, we have approximately $3.7 million available under our current at-the-market program at June 30, 2017. At June 30, 2017, we also had approximately $46.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. The sale of any equity securities under this portion of the shelf registration statement is subject to participation rights held by Manchester Securities Corp. (“Manchester”) pursuant to which Manchester must either be offered participation in such equity financing or we must obtain a waiver from Manchester.

Because our business has not currently generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities and our business development activities, as well as to fund operations generally, even after accounting for our May 2017 financing. Our continued operations and specifically the completion of our ongoing LOCK-IT-100clinical trial for Neutrolin in the U.S., which was initiated in December 2015, will depend on our ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. A second Phase 3 clinical trial is required for approval, for which additional funds over and above the funds needed for the ongoing hemodialysis Phase 3 clinical trial will be required. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, that may enable us to complete our Phase 3 clinical trial program.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. We may utilize our current ATM program, if conditions allow, to support our ongoing LOCK-IT-100 clinical trial for Neutrolin in the U.S. In August 2016, we entered into a sales agreement with FBR whereby we can sell up to $40 million of shares of our common stock under a pending ATM program, but only if we obtain a waiver from Manchester of its participation rights which expire in September 2017 and the pending registration statement is declared effective, which conditions might not be met.

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

Based on our cash resources at June 30, 2017 and the expected cost of the ongoing LOCK-IT-100 clinical trial in the U.S., we believe that our existing cash and short-term investments will fund our operations into the first quarter of 2018. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our ongoing LOCK-IT-100 clinical trial, and will be unable to commence the planned second Phase 3 clinical trial. We could also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees”.  For the purpose of valuing options and warrants granted to our directors, officers, employees and consultants, we use the Black-Scholes option pricing model. The non-cash charge to operations for non-employee options with time-based vesting provisions is based on the fair value of the options re-measured each reporting period and amortized to expense over the related vesting period, and the non-cash charge to operations for non-employee options with performance-based vesting provisions is recorded when the achievement of the performance condition is probable.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”) and FASB ASC 605, “Revenue Recognition”. In accordance with SAB 101 and SAB 104, we recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. For an upfront payment related to an exclusive distribution agreement, we record it as deferred revenue and recognize revenue on a straight-line basis over the contractual term of the agreement. We recognize revenue once the four revenue recognition criteria are met in accordance with the terms of our various distribution agreements.

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

In May 2017, the FASB issued new guidance which clarifies the application of stock based accounting guidance when a change is made to the terms or conditions of a share-based payment award. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In July 2017, the FASB issued new guidance which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and recharacterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. The guidance is effective for us beginning in the first quarter of fiscal year 2019. Early adoption is permitted. We are evaluating the impact of adopting this guidance on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.
Quantitative and Qualitative Disclosure about Market Risk.

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2017.  Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested us to further specify our requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court has now scheduled a further hearing for 8 May 2018. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

CORMEDIX INC.

Date: August 9, 2017	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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