Form 10-Q
period 2017-09-30
CorMedix Inc.
filed 2017-11-09
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-34673

CORMEDIX INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Connell Drive, Suite 5000, Berkeley Heights, NJ	07922
(Address of Principal Executive Offices)	(Zip Code)

(908) 517-9500
(Registrant’s Telephone Number, Including Area Code)

1430 U.S. Highway 206, Suite 200, Bedminster, NJ 07921
(Former Address)

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
Emerging growth company ☐
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

The number of shares outstanding of the issuer’s common stock, as of November 7, 2017 was 67,019,794.

CORMEDIX INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1.
Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$5,212,579	$8,064,490
Restricted cash	171,553	171,553
Short-term investments	6,796,313	12,100,920
Trade receivables	89,449	12,014
Inventories, net	299,485	166,733
Prepaid research and development expenses	890,704	943,924
Other prepaid expenses and current assets	392,585	372,057
Total current assets	13,852,668	21,831,691
Property and equipment, net	71,036	69,695
Security deposit	5,000	5,000
TOTAL ASSETS	$13,928,704	$21,906,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,408,206	$1,645,298
Accrued expenses	2,757,564	2,342,352
Deferred revenue	86,642	104,210
Total current liabilities	4,252,412	4,091,860
TOTAL LIABILITIES	4,252,412	4,091,860

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 417,585 and 450,085 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	418	450
Common stock - $0.001 par value: 160,000,000 and 80,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 61,978,609 and 40,432,339 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	61,979	40,433
Accumulated other comprehensive income	94,711	81,186
Additional paid-in capital	151,383,530	136,857,409
Accumulated deficit	(141,864,346)	(119,164,952)
TOTAL STOCKHOLDERS’ EQUITY	9,676,292	17,814,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,928,704	$21,906,386

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Net sales	$61,075	$44,451	$236,801	$102,390
Cost of sales	(66,652)	(43,922)	(178,276)	(281,342)
Gross profit (loss)	(5,577)	529	58,525	(178,952)
Operating Expenses:
Research and development	(6,014,260)	(6,840,413)	(16,028,151)	(11,702,965)
Selling, general and administrative	(1,992,134)	(2,318,091)	(6,683,953)	(6,449,608)
Total Operating Expenses	(8,006,394)	(9,158,504)	(22,712,104)	(18,152,573)
Loss From Operations	(8,011,971)	(9,157,975)	(22,653,579)	(18,331,525)
Other Income (Expense):
Interest income	37,156	32,866	89,164	93,928
Foreign exchange transaction loss	(4,692)	(1,091)	(11,515)	(5,622)
Change in fair value of derivative liability	(1,974,019)	-	(120,654)	-
Interest expense	(2,810)	-	(2,810)	(992)
Total Other Income (Expense)	(1,944,365)	31,775	(45,815)	87,314
Net Loss	(9,956,336)	(9,126,200)	(22,699,394)	(18,244,211)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	2,600	(6,765)	13,013	17,233
Foreign currency translation gain (loss)	(4,573)	(82)	512	3,935
Total Other Comprehensive Income (Loss)	(1,973)	(6,847)	13,525	21,168
Comprehensive Loss	(9,958,309)	(9,133,047)	(22,685,869)	(18,223,043)
Net Loss Per Common Share – Basic and Diluted	$(0.17)	$(0.23)	$(0.44)	$(0.49)
Weighted Average Common Shares Outstanding – Basic and Diluted	60,290,988	39,053,956	51,238,399	37,156,790

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2017
(Unaudited)

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D and Series E
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2017	40,432,339	$40,433	450,085	$450	$81,186	$136,857,409	$(119,164,952)	$17,814,526

Stock issued in connection with ATM sale of common stock, net	198,630	199				347,163		347,362
Conversion of Series C-3 non-voting preferred stock to common stock	325,000	325	(32,500)	(32)		(293)		-
Stock issued in connection with stock options exercised	10,000	10				6,790		6,800
Stock issued in connection with public offering	18,619,301	18,619				12,779,706		12,798,325
Stock issued in connection with warrants cashless exercise	970	1				(1)		-
Warrants issued in connection with public offering						(3,733,542)		(3,733,542)
Conversion of Series A warrants to common stock	2,387,500	2,387				(2,387)		-
Stock issued for payment of deferred fees	4,869	5				10,213		10,218
Reclassification of derivative liability to equity						3,854,195		3,854,195
Stock-based compensation						1,264,277		1,264,277
Other comprehensive income					13,525			13,525
Net loss							(22,699,394)	(22,699,394)

Balance at September 30, 2017	61,978,609	$61,979	417,585	$418	$94,711	$151,383,530	$(141,864,346)	$9,676,292

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Cash Flows From Operating Activities:
Net loss	$(22,699,394)	$(18,244,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,264,277	920,864
Change in fair value of derivative liability	120,654	-
Inventory reserve increase (decrease)	(200,000)	166,000
Depreciation	26,694	16,923
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(71,611)	301,169
Decrease in inventory	67,248	92,361
Increase in prepaid expenses and other current assets	(84,004)	(981,963)
Increase (decrease) in accounts payable	(241,509)	47,233
Increase in accrued expenses	533,342	1,921,043
Decrease in deferred revenue	(25,716)	(6,786)
Net cash used in operating activities	(21,310,019)	(15,767,367)
Cash Flows From Investing Activities:
Purchase of short-term investments	(13,074,169)	-
Sale of short-term investments	18,391,789	6,758,906
Purchase of equipment	(26,632)	(55,107)
Net cash provided by investing activities	5,290,988	6,703,799
Cash Flows From Financing Activities:
Proceeds from sale of common stock from at-the-market program	347,362	6,220,556
Proceeds from the public offering of common stock and warrants	12,798,325	-
Proceeds from exercise of stock options	6,800	849,501
Net cash provided by financing activities	13,152,487	7,070,057
Foreign exchange effect on cash	14,633	3,040
Net Decrease In Cash	(2,851,911)	(1,990,471)
Cash – Beginning of Period	8,064,490	11,817,418
Cash – End of Period	$5,212,579	$9,826,947
Cash Paid for Interest	$2,810	$992
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$32	$-
Unrealized gain from investments	$13,013	$17,233
Reclassification of warrant liability to equity	$3,854,195	$-
Issuance of common stock for payment of deferred fees	$10,218	$-

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

The Company launched its first Phase 3 clinical trial in hemodialysis patients with catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease (see Note 5 – Clinical and Regulatory). Two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the U.S. Based on its experience and recent feedback from the FDA on the LOCK-IT-100 trial, the Company is assessing the structure of its planned second Phase 3 clinical trial to seek efficiencies and improvements in design and execution of that trial.

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. Neutrolin is registered and is being sold in certain European Union and Middle Eastern countries.

The completion of the Company’s ongoing LOCK-IT-100 clinical trial and the execution of the planned second Phase 3 clinical trial are dependent on the Company’s ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. The Company can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, to complete its clinical development program for Neutrolin.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies:

Liquidity, Going Concern and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the Company’s ability to raise capital to support its operations; the cost, timing and results of clinical trials; the ability to obtain regulatory approval to market the Company’s products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, the Company’s products; and the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products.

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2017, the Company had an accumulated deficit of $141.9 million, and had incurred net losses of $10.0 million and $22.7 million for the three and nine months then ended. Based on the Company's current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and its other operating requirements, the Company’s existing cash and short-term investments at September 30, 2017 are expected to fund its operations through the first quarter of 2018, after taking into consideration the net proceeds received in October 2017 and the anticipated net proceeds from the securities purchase and backstop agreements (See Note 7 - Subsequent Events). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

At September 30, 2017, approximately $3.7 million remained available for sale under an April 2015 $40.0 million At-the-Market Issuance Sales Agreement (the “Current ATM program”) with MLV & Co. LLC (“MLV”), a subsidiary of B. Riley Financial, Inc. At September 30, 2017, the Company also had approximately $46.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the Current ATM program. On May 3, 2017, the Company closed an equity financing under its current shelf registration statement, which raised net proceeds of approximately $12.8 million (see Note 3).

The Company’s continued operations including completion of its ongoing LOCK-IT-100 clinical trial as well as the other Phase 3 clinical program requirements for Neutrolin in the U.S., will depend on its ability to raise additional capital. Management is actively pursuing financing plans but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company will be required to delay, scale back or eliminate its ongoing LOCK-IT-100 clinical trial as well as work on the other Phase 3 clinical program requirements for Neutrolin in CRBSI which would likely have a material adverse effect on the Company.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2017 or December 31, 2016.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2017 and December 31, 2016, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2017 and December 31, 2016:

September 30, 2017:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$2,605,588	$-	$-	$2,605,588
U.S. Government Securities	998,940	-	80	999,020
Corporate Securities	4,999,877	(479)	200	4,999,598
Commercial Paper	797,695	-	-	797,695
Subtotal	6,796,512	(479)	280	6,796,313
Total September 30, 2017	$9,402,100	$(479)	$280	$9,401,901
December 31, 2016:
Money Market Funds included in Cash Equivalents	$95,949	$-	$-	$95,949
Corporate Securities	10,619,583	(13,212)	-	10,606,371
Commercial Paper	1,494,549	-	-	1,494,549
Subtotal	12,114,132	(13,212)	-	12,100,920
Total December 31, 2016	$12,210,081	$(13,212)	$-	$12,196,869

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

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value in the Company’s condensed consolidated balance sheets are categorized as follows:

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

September 30, 2017:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$2,605,588	$2,605,588	$-	$-
U.S. Government Securities	999,020	-	999,020	-
Corporate Securities	4,999,598	-	4,999,598	-
Commercial Paper	797,695	-	797,695	-
Subtotal	6,796,313	-	6,796,313	-
Total September 30, 2017	$9,401,901	$2,605,588	$6,796,313	-
December 31, 2016:
Money Market Funds	$95,949	$95,949	$-	-
Corporate Securities	10,606,371	-	10,606,371	-
Commercial Paper	1,494,549	-	1,494,549	-
Subtotal	12,100,920	-	12,100,920	-
Total December 31, 2016	$12,196,869	$95,949	$12,100,920	$-

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

Restricted Cash

As of September 30, 2017 and December 31, 2016, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

Prepaid Research and Development

Prepaid research and development expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development and other research and development. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight-line method.

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$290,970	$79,900
Work in process	158,997	463,897
Finished goods	79,518	52,936
Inventory reserve	(230,000)	(430,000)
Total	$299,485	$166,733

Accrued Expenses

Accrued expenses consist of the following:

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017	December 31, 2016
Professional and consulting fees	$235,435	$335,198
Accrued payroll and payroll taxes	801,774	737,607
Clinical trial and manufacturing development	1,433,827	875,500
Product development	80,001	374,839
Market research	116,466	-
Other	90,061	19,208
Total	$2,757,564	$2,342,352

Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that qualify as derivatives and are classified as liabilities on the balance sheet. The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date and any change in value since the last re-measurement date is recorded as income or expense.

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are classified as derivative liabilities if they can be cash settled or if there are insufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the warrant could remain outstanding.  Liability classified warrants are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

In May 2017, the Company issued warrants that were liability-classified because there were insufficient shares of common stock available to settle the contracts. The carrying values of those warrants were adjusted to their estimated fair values at June 30, 2017 and again during the third quarter when sufficient additional common shares were authorized to cause the warrants to be reclassified as equity. The fair values on the issuance date and subsequent re-measurement dates were estimated using a probability-weighted option pricing model, requiring assumptions to be developed under different scenarios for the expected term, expected volatility, expected dividend yield and the risk-free interest rate. The Company estimated the expected term of the warrants based on the remaining contractual term. Expected volatility was calculated based on implied volatility of the stock price. The expected dividend yield is assumed to be zero in all scenarios because the Company have never, and have no plans at this time, to pay any dividends. To determine the risk free interest rate, the Company used the U.S. Treasury yield curve in effect at the time of the measurement with a term consistent with the remaining expected term of the warrant.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired. Due to limited sales experience with the customer, the Company was unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, the Company deferred the revenue and related cost of sales associated with this shipment as net within deferred revenue in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2017, the Company recognized $35,700 and $101,600 of deferred revenue and $21,000 and $59,700 in related cost of sales resulting in the net revenue recognition amounts of $14,700 and $41,900, respectively. Also, during the three and nine months ended September 30, 2017, the Company had recorded an additional net deferred revenue of $0 and $24,000, respectively.

Deferred revenue, net at September 30, 2017 and December 31, 2016 amounted to approximately $86,600 and $104,200, respectively.

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

	Nine Months Ended September 30,
	2017	2016
Series C non-voting convertible preferred stock	2,540,000	2,865,000
Series D non-voting convertible preferred stock	1,479,240	1,479,240
Series E non-voting convertible preferred stock	1,959,759	1,959,759
Shares underlying outstanding warrants	23,189,284	4,006,468
Shares underlying restricted stock units	61,414	-
Shares underlying outstanding stock options	4,946,429	4,637,255
Total	34,176,126	14,947,722

Shares underlying outstanding warrants include an aggregate of 29,046,110 warrants issued on an underwritten public offering which closed on May 3, 2017 (see Note 3) of which 9,549,999 warrants were exchanged for 2,387,500 shares of common stock during the quarter ended September 30, 2017.

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

Effective October 1, 2016, the Company early adopted ASU 2016-09 to account for forfeitures as they occur. All share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which the forfeitures occur. Prior to the adoption of ASU 2016-09, share-based compensation expense was recognized by applying the expected forfeiture rate during the vesting period to the fair value of the award.  As a result of the adoption of ASU 2016-09, the Company’s condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows for the three and nine months ended September 30, 2016 were adjusted to reflect the impact.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718, “Compensation-Stock Compensation” and ASC No. 505-50, “Equity-Based Payments to Non-Employees”.  The non-cash charge to operations for non-employee options with time-based vesting provisions is based on the fair value of the options re-measured each reporting period and amortized to expense over the related vesting period. The non-cash charge to operations for non-employee options with performance-based vesting provisions is recorded when the achievement of the performance condition is probable and re-measured each reporting period until the performance condition is achieved.

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

Recent Authoritative Pronouncements

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. In April 2016 and May 2016, the FASB issued updates in order to provide improvements and clarifications to the revenue recognition guidance. In certain customer arrangements, under current GAAP, the Company has deferred revenue for certain product sales a result of the ability for the customer to return the product under certain conditions. Under the new standard, the Company will be required to estimate expected revenue at the point of sale. The Company will adopt the new revenue recognition standard as of January 1, 2018 using the modified retrospective method.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

On May 3, 2017, the Company closed an underwritten public offering of 18,619,301 shares of its common stock, par value $0.001 per share, together with Series A warrants (“Series A Warrants”) to purchase up to an aggregate of 13,964,476 shares of its common stock and Series B warrants (“Series B Warrants”) to purchase up to an aggregate of 13,964,476 shares of its common stock. Series A Warrants have an exercise price of $0.75 per share of common stock and will expire thirteen months following the Exercisable Date (defined below). Series B Warrants have an exercise price of $1.05 per share of common stock and will expire five years following the Exercisable Date. The net proceeds from this public offering was approximately $12.8 million.

The Company issued the underwriter warrants to purchase up to an aggregate of 1,117,158 shares of common stock, with an exercise price of $0.9375, which represents 125% of the public offering price per combined share and related warrants. The underwriter warrant will expire five years following the Exercisable Date. Other than the exercise price, the terms of the underwriter warrants are the same as the Series B Warrants.

In May 2017, the Company did not have a sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants issued in the May 2017 public offering and therefore classified the fair value of the warrants as a derivative liability at June 30, 2017. On August 8, 2017, the Company’s shareholders approved the amendment of the Company’s amended and restated Certificate of Incorporation (the “Charter Amendment”) increasing the shares of authorized capital stock from 82,000,000 shares to 162,000,000 shares and increasing the number of authorized shares of common stock from 80,000,000 to 160,000,000 shares. The fair value of these warrants was re-measured on August 10, 2017, the date the warrants became exercisable (the “Exercisable Date”), with the increase in value recorded as a loss in the statement of operations. The fair value of the warrants at August 10, 2017 was reclassified then from liability to equity.

At September 30, 2017, approximately $3.7 million remained available for sale under the Current ATM Program. MLV is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Current ATM Program. The shares of common stock to be sold under the Current ATM Program are registered under an effective registration statement filed with the SEC. During the nine months ended September 30, 2017, the Company issued 198,630 shares of common stock under the Current ATM Program and realized net proceeds of approximately $347,000.

During the nine months ended September 30, 2017, the Company issued 10,000 shares of its common stock upon exercise of stock options resulting in gross proceeds of $6,800 to the Company.

During the nine months ended September 30, 2017, the Company issued an aggregate of 325,000 shares of its common stock upon conversion of an aggregate of 32,500 Series C-3 non-voting preferred stock.

During the nine months ended September 30, 2017, the Company issued 970 shares of its common stock upon cashless exercise of 62,500 warrants.

Stock Options

During the nine months ended September 30, 2017, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,342,500 shares of the Company’s common stock under the 2013 Stock Incentive Plan.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2017, and 2016, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,202,260 and $920,864, respectively, and $388,616 and $192,685 for the three months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was approximately $3,184,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.5 years.

The fair value of the grants are determined using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected Term	5 years	5 – 10 years
Volatility	99.85% - 105.07%	96% - 98%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.77% - 1.99%	1.14% - 1.94%
Weighted average fair value of options granted during the period	$1.21	$ 1.76

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

The following table summarizes the Company’s stock options activity and related information for the nine months ended September 30, 2017:

	Shares	Weighted AverageExercise Price	Weighted AverageRemaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,609,755	$2.29	8.2	$581,823
Exercised	(10,000)	$0.68		13,200
Forfeited	(433,116)	$1.85
Expired/Canceled	(562,710)	$2.99
Granted	1,342,500	$1.57
Outstanding at end of period	4,946,429	$2.05	7.7	$0
Vested at end of period	2,152,520	$1.82	6.0	$0

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2017 was $0 and $13,200, respectively, and $486,550 and $1,466,589 for the three and nine months ended September 30, 2016, respectively. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During the nine months ended September 30, 2017, the Company granted an aggregate of 107,931 restricted stock units (“RSUs”) to its officers and directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $2.22 per share. These RSUs vest over various dates through December 31, 2018. During the three and nine months ended September 30, 2017, compensation expense recorded for these RSUs was $26,019 and $62,017, respectively. Unrecognized compensation expense as of September 30, 2017 was $73,387. The expected weighted average period for the expense to be recognized is 0.83 years. During the nine months ended September 30, 2017, 46,517 RSUs were forfeited. No RSUs were issued during the nine months ended September 30, 2016.

Warrants

As of September 30, 2017, there were 23,189,284 outstanding warrants, with a weighted average exercise price of $1.10 per share and a weighted average remaining contractual life of 3.6 years. In the May 2017 public offering, the Company issued 29,046,110 warrants, of which 9,549,999 warrants were subsequently exchanged for 2,387,500 shares of the Company's common stock in September 2017.

In the May 2017 public offering, the Company did not have sufficient number of authorized shares of common stock available to reserve the shares issuable upon the exercise of 29,046,110 outstanding warrants issued in the May 2017 public offering. Therefore, these warrants were classified as liabilities at June 30, 2017 and were re-measured on August 10, 2017, which was the Exercisable Date, with any increase or decrease in value recorded as a loss or gain in the income statement. The Company recorded a loss of $1,974,019 during the three months period ended September 30, 2017. Because as of August 9, 2017, the Company has enough authorized shares to cover issuance of these warrants, the derivative liability was reclassified to equity during the three months ended September 30, 2017 in the amount of $3,854,195.

The fair value of the warrants was determined using a probability-weighted Black-Scholes option pricing under different scenarios regarding the expected probability and timing of sufficient additional shares being authorized to allow the warrants to become exercisable. The following assumptions were used to value the warrants at the grant date.

	Series A	Series B	Underwriter’s
Expected Term	1.18 – 1.33 years	5.10 – 5.25 years	5.10 – 5.25 years
Volatility	55%	55%	55%
Dividend yield	0.0%	0.0%	0.0%
Exercise Price	$0.75	$1.05	$0.94
Risk-free interest rate	1.13% - 1.16%	1.86% - 1.88%	1.86% - 1.88%
Weighted average fair value of warrants granted	$0.08	$0.17	$0.18
Number of shares underlying warrants granted	13,964,476	13,964,476	1,117,158

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As these warrants are liability-classified, they were revalued at August 10, 2017 using the following assumptions:

	Series A	Series B	Underwriter’s
Expected Term	1.09	5.00	5.00
Volatility	96.95%	96.95%	96.95%
Dividend yield	0.0%	0.0%	0.0%
Exercise Price	$0.75	$1.05	$0.94
Risk-free interest rate	1.22%	1.76%	1.76%
Weighted average fair value of warrants	$0.06	$0.20	$0.20

Note 4 — Related Party Transactions:

In September 2014, as part of the removal of anti-dilution, price reset and change of control provisions in various securities that had caused those securities to be classified as derivative liabilities, the Company entered into a Consent and Exchange Agreement with Manchester, pursuant to which Manchester had a right of 60% participation in equity financings undertaken by the Company prior to September 15, 2017. Pursuant to this right of participation, Manchester elected partial participation in the equity financing that the Company closed on May 3, 2017 and invested $2,000,000.

On March 3, 2015, the Company entered into a backstop agreement with Manchester under which Manchester had agreed to lend the Company, at its request, up to $3,000,000.  The Company did not access the loan and the agreement expired on April 30, 2015. The Company issued two warrants exercisable for an aggregate of up to 283,400 common shares with an exercise price of $7.00 per share and a term of five years as a result of entering into the backstop agreement. Additionally, the Company granted Manchester the right for as long as it or its affiliates hold any of the Company’s common stock or securities convertible into its common stock to appoint up to two members to the Company’s board of directors and/or to have up to two observers attend board meetings in a non-voting capacity. As of September 30, 2017, two board members and one observer had been appointed to the board. The Company's board of directors subsequently elected the observer to the board.

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

Commitments

Manufacturing

The Company entered into several service agreements with RC2 for the manufacture of clinical supplies to support its ongoing and planned Phase 3 clinical trials for an aggregate amount of $8.9 million at September 30, 2017.  During the three and nine months ended September 30, 2017, the Company recognized research and development expense of approximately $523,000 and $1,416,000, respectively, related to these agreements and approximately $777,000 and $1,510,000 during the three and nine months ended September 30, 2016, respectively. The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Clinical and Regulatory

In December 2015, the Company entered into a Master Service Agreement and Work Orders (the “Master Service Agreement”) with PPD Development, LP (“PPD”) to help the Company conduct its Phase 3 multicenter, double-blind, randomized active control study (the “First Phase 3 Clinical Trial”) to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, the Company signed a contract modification with PPD to cover the extension of the estimated study timeline, incorporate several protocol amendments and take on several new tasks related to the enrollment sites. The total cost of the contract increased to $26.4 million from its original amount of $19.2 million. Given several recent changes to the study agreed with the FDA, an additional modification of the contract with PPD is being negotiated to cover the continuation of trial enrollment which is anticipated to continue into the second quarter of 2018, increased length of time in which patients are enrolled and additional activities related to the collection of retrospective data outside the treatment centers. The additional cost of this modification is budgeted for approximately $6.3 million. During the three and nine months ended September 30, 2017, the Company recognized $3,731,000 and $9,097,000 in research and development expense related to this agreement, respectively, and during the three and nine months ended September 30, 2016, the Company recognized approximately $1,801,000 and $3,804,000, respectively. The total expected future commitments under the existing May 2017 contract modification as of September 30, 2017 are estimated to be $12,400,000.

In-Licensing

In 2008, the Company entered into a License and Assignment Agreement (the “NDP License Agreement”) with ND Partners, LLP (“NDP”). Pursuant to the NDP License Agreement, NDP granted the Company exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). The Company acquired such licenses and patents through its assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann and Dr. Johannes Reinmueller. As consideration in part for the rights to the NDP Technology, the Company paid NDP an initial licensing fee of $325,000 and granted NDP a 5% equity interest in the Company, consisting at the time of 39,980 shares of the Company’s common stock.

In addition, the Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. A total of 109,157 shares of common stock are held in escrow as of September 30, 2017 and December 31, 2016. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000, with $2,500,000 remaining unearned at September 30, 2017. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the three and nine months ended September 30, 2017 and 2016.

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

Under the agreements, in the event the Company terminates the employment of Mr. Cook, Dr. Abrams or Mr. Armstrong other than for Cause (as defined in the agreements), death or disability, other than by notice of nonrenewal, or if any of them resigns for Good Reason (as defined in the agreements), he or she will receive his or her base salary and benefits for a period of nine months following the effective date of the termination of employment, and, in the case of Mr. Cook and Dr. Abrams, all unvested time-based stock options that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date.

On August 24, 2017, Dr. Abrams resigned for personal reasons. The Company did not owe Dr. Abrams any severance obligations under her employment agreement. In connection with her resignation, on August 25, 2017, the Company entered into a consulting agreement with Dr. Abrams for a term of up to nine months. Pursuant to the consulting agreement, Dr. Abrams will receive a monthly payment of approximately $29,000, an upfront payment of approximately $17,000, vesting in full of an option to purchase 46,250 shares of Company common stock granted under her employment agreement, and, at her option, COBRA premiums for the period during which she receives monthly payments under the consulting agreement. The fair value of the options that fully vested was recorded as an expense by the Company in the amount of $35,000 and $60,000 for the three and nine months ended September 30, 2017, respectively.

Other

In September 2017, the Company entered into a sublease agreement for approximately 6,960 square feet of office space in Berkeley Heights, New Jersey, which sublease runs from September 15, 2017 to June 29, 2020. This sublease is rent-free to the Company.

Effective October 1, 2017, the Company terminated its sublease for the 4,700 square feet of office space in Bedminster, New Jersey with no further lease obligation for the remainder of the sublease. Rent was $5,000 per month plus occupancy costs such as utilities, maintenance and taxes.

Rent expense for the three and nine months ended September 30, 2017 was $7,000, and $43,000, respectively, and $17,000 and $51,000 for the three and nine months ended September 30, 2016, respectively.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, the Company has no remaining lease obligation.

Note 6 — Concentrations:

At September 30, 2017, approximately 97% of net accounts receivable was due from two customers. During the three months ended September 30, 2017, the Company had revenue from two customers that each exceeded 10% (57% and 33%) of its total sales, and for the nine months ended September 30, 2017 three customers that each exceeded 10% of total sales (44%, 34% and 14%). For the three and nine months ended September 30, 2016, two customers exceeded 10% of its total sales (37% and 21%) and (30% and 20%), respectively.

Note 7 — Subsequent Events:

During October 2017, the Company issued an aggregate of 5,041,185 shares of its common stock under its current ATM Program with an average sale price of $0.64 per share. The Company realized net proceeds of approximately $3.1 million.

On November 9, 2017, the Company entered into a securities purchase agreement with an existing long-term institutional investor, whereby they will purchase a newly issued CorMedix Series F convertible preferred stock at $1,000 per share. Separately, the Company has entered into a backstop agreement with the same investor to purchase additional Series F convertible preferred Stock at $1,000 per share, at the Company’s sole discretion, beginning January 15, 2018, through March 31, 2018. Gross proceeds of the securities purchase agreement and the backstop agreement, if the backstop agreement is used in full, total an aggregate of $5.0 million. As consideration for the backstop agreement, the Company will issue warrants, exercisable for three years, to purchase shares of the Company’s common stock at a per share exercise price of $0.001. The number of shares issuable under the warrant will be determined by the closing price of the Company’s common stock on November 8, 2017, which was $0.5278. The investor may convert the preferred stock into common stock at its option at an effective price of $0.6334 per share, which represents a 20% premium to the closing price of the Company’s common stock on November 8, 2017. The preferred stock will be mandatorily convertible on April 2, 2018, subject to certain equity conditions, at the lower of $0.6334 and a 10% discount to the notional price at which an equity or equity linked transaction in an amount of $5.0 million or more is completed by March 31, 2018, or if no such transaction is completed, a 10% discount to the closing price of the stock on March 31, 2018. There will be no warrants to be issued under the securities purchase agreement.

CORMEDIX INC. AND SUBSIDIARY

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2017.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, including in our quarterly report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. and its Subsidiary (referred to herein collectively as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is to develop our lead product candidate, Neutrolin® (also known as CRMD003), for potential commercialization in the U.S. and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development in the U.S. for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care/ intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, the need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin has the potential to address a significant unmet medical need and represents a significant market opportunity.

We initiated a Phase 3 clinical trial in hemodialysis patients with a central venous catheter (“LOCK-IT-100”) in December 2015. Based on our experience in the LOCK-IT-100 trial, we are assessing the structure of our planned second Phase 3 clinical trial to seek efficiencies and improvements in the design and execution. Two pivotal trials to demonstrate the safety and effectiveness of Neutrolin are required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the United States.

CORMEDIX INC. AND SUBSIDIARY

In April 2017, a safety review by an independent Data Safety Monitoring Board, or DSMB was completed. The DSMB unanimously concluded that it is safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized into the trial.

On August 2, 2017, we announced that the FDA had agreed to key changes to the LOCK-IT-100 clinical trial. We believe that the changes endorsed by the FDA will facilitate our ability to complete the ongoing Phase 3 clinical trial in hemodialysis patients with central venous catheters, as previously announced, by year-end 2018. We sought guidance from the FDA to address, in part, the apparent overall lower rate of catheter-related blood stream infection (CRBSI) events as announced in April 2017. Changes made to the protocol were 1) the utilization of a Clinical Adjudication Committee (CAC) to assess suspected CRBSIs; 2) the use of the CAC to critically and independently assess suspected CRBSIs in a blinded fashion based on a single positive blood culture and supporting documentation, rather than two positive blood cultures as required per protocol; 3) the ability to capture cases occurring outside of dialysis centers to facilitate more complete capture of CRBSI events in the study, particularly when patients present with CRBSI events outside of the dialysis center setting e.g. emergency rooms or urgent care centers; and 4) a revision of the design of the study to detect a treatment effect of 55% or greater when comparing the Neutrolin and heparin control arms. The FDA agreed that cases adjudicated by the CAC to be CRBSI events and the per protocol definition of CRBSI events will be included in the primary analysis of the primary efficacy endpoint of the LOCK-IT-100 study. The amended study assumptions including a reduction in statistical power have resulted in a reduction in the total number of CRBSI events required from 161 events to 56 events to complete the study.

We believe that these changes will allow the identification of more infections, enabling a single interim analysis, which is anticipated to occur early in the first quarter of 2018 conditioned on the occurrence and data collection of 28 CRBSI events.  Should the interim analysis show sufficient efficacy it may be possible to conclude the study earlier than projected. Based on our experience in the LOCK-IT-100 trial, we are assessing the structure of our planned second Phase 3 clinical trial to seek efficiencies and improvements in its design and execution.

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

We are evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation.   Based on initial feasibility work, we are advancing preclinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels. There exists a need to control and protect against surgical site infections upon wound closure and we believe taurolidine may provide benefits not currently available in marketed antimicrobial medical devices.  It may also provide a significant advantage in devices for burn victims and use in less sterile environments.  We expect to develop and pursue FDA clearance for these potential products by the 510(k) pathway and will seek to establish development/commercial partnerships as these programs advance. We are also sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible combination treatment for rare orphan pediatric tumors.

In August 2017, the Company secured a research grant from the National Institutes of Health (NIH) to expand the Company’s antimicrobial hydrogel medical device program.  In addition to our ongoing development of taurolidine-incorporated hydrogels to reduce infections in common burns, this funding will finance the development of an advanced hydrogel formulation that is designed to reduce the risk of potentially life-threatening infection and promote healing of more severe burn injuries, for which there is significant need.

CORMEDIX INC. AND SUBSIDIARY

Since our inception, we have not generated sufficient revenue from product sales to be profitable.  Our operations to date have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the European Union and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we continue to conduct our ongoing Phase 3 clinical trial in hemodialysis patients with catheters, plan a second Phase 3 clinical trial for Neutrolin, commercialize Neutrolin in the European Union and other foreign markets, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of September 30, 2017, we had an accumulated deficit of approximately $141.8 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We expect to incur higher R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., especially the ongoing LOCK-IT-100 clinical trial and a second Phase 3 trial.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on clinical development in the U.S. and optimization of sales in foreign markets where Neutrolin is approved. In December 2015, we contracted with PPD Development, L.P. to help us conduct our multicenter, double-blind, randomized, active control Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, we modified the contract to cover the costs associated with an extension of the estimated study timeline, incorporate several protocol amendments and take on several new tasks related to the enrollment sites. The total cost of the contract increased to $26.4 million from its original amount of $19.2 million, of which approximately $14.4 million has been recognized through September 30, 2017. Given several recent changes to the study agreed with the FDA, an additional modification of the contract with PPD is being negotiated. The expected cost of this modification is approximately $8.0 million. We currently anticipate that enrollment for this trial will continue into the second quarter of 2018. We are still reassessing the structure of our planned second Phase 3 clinical trial and do not have a cost estimate at this time.

CORMEDIX INC. AND SUBSIDIARY

We are pursuing additional opportunities to generate value based on taurolidine, an active component of Neutrolin. Based on initial feasibility work, we are advancing preclinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels. We anticipate pursuing FDA clearance for these potential products through the 510(k) pathway and will seek to establish development/commercial partnerships as these programs advance.

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

Change in Fair Value of Derivative

As previously disclosed, at the time we issued the warrants in our May 2017 public offering, we did not have a sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants and therefore recorded and classified the fair value of the warrants as a derivative liability at the issuance date and marked-to-market at each balance sheet date. The change in the fair value of derivative liability is the difference between the fair value of the warrants recorded on issuance date and the fair value of warrants at the balance sheet date, with any decrease or increase in the estimated fair value being recorded in other income (expense). On August 9, 2017, we amended our certificate of incorporation to increase our authorized shares and as of that date, we had sufficient authorized shares to cover shares issuable upon the conversion of the warrants. The fair value of these warrants was re-measured on August 10, 2017, the date the warrants became exercisable, with any increase or decrease in value recorded as a loss or gain in the income statement and the fair value of the warrants at August 10, 2017 was reclassified from liability to equity.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on financing of expenditures.

CORMEDIX INC. AND SUBSIDIARY

Results of Operations

Three months and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016.

The following is a tabular presentation of our consolidated operating results:

	For the Three Months Ended September 30,		% Increase (Decrease)	For the Nine Months Ended September 30,		% Increase (Decrease)
Revenue	$61,075	$44,451	37%	$$236,801	$$102,390	131%
Cost of sales	(66,652)	(43,922)	(52)%	(178,276)	(281,342)	(37)%
Gross profit (loss)	(5,577)	529	NM	58,525	(178,952)	NM
Operating expenses:
Research and development	(6,014,260)	(6,840,413)	(12)%	(16,028,151)	(11,702,965)	37%
Selling, general and administrative	(1,992,134)	(2,318,091)	(14)%	(6,683,953)	(6,449,608)	4%
Total operating expenses	(8,006,394)	(9,158,504)	(13)%	(22,712,104)	(18,152,573)	25%
Loss from operations	(8,011,971)	(9,157,975)	(13)%	(22,653,579)	(18,331,525)	24%
Interest income	37,156	32,866	13%	89,164	93,928	(5)%
Foreign exchange transaction (loss)	(4,692)	(1,091)	330%	(11,515)	(5,622)	105%
Value of warrants issued in connection with public offering	(1,974,019)	-	-	(120,654)	-	-
Interest expense	(2,810)	-	-	(2,810)	(992)	183%
Total other income (expense)	(1,944,365)	31,775	NM	(45,815)	87,314	NM
Net loss	(9,956,336)	(9,126,200)	9%	(22,699,394)	(18,244,211)	24%
Other comprehensive income (loss)	(1,973)	(6,847)	(71)%	13,525	21,168	(36)%
Comprehensive loss	$(9,958,309)	$(9,133,047)	9%	(22,685,869)	(18,223,043)	24%

Revenue. Revenue for the three months ended September 30, 2017 was $61,000 compared to $44,000 in the same period last year, an increase of $17,000. The increase occurred due to the recognition of previously deferred revenue for products sold under a warranty and return provision of $29,000, partially offset by a decrease in sales of Neutrolin in the European Union of $12,000.

Revenue for the nine months ended September 30, 2017 was $237,000 compared to $102,000 for the same period last year, an increase of $135,000. The increase occurred due to higher sales of Neutrolin in the European Union of $39,000, particularly in France under the distribution agreement with Hemotech, and the increase in the recognition of previously deferred revenue for the products sold under a warranty and return provision amounting to $95,000. Most of our revenue in the European Union during the nine months ended September 30, 2017 was generated by the initial shipment to Hemotech as a result of our distribution agreement.

Cost of Sales. Cost of sales for the three months ended September 30, 2017 was $67,000 compared to $44,000 in the same period last year, an increase of $23,000.  The increase was primarily due to the recognition of $36,000 cost associated with revenue recognized during the three months ended September 30, 2017 that had previously been deferred, partially offset by a $13,000 reduction in inventory reserve during the three months ended September 30, 2017.

CORMEDIX INC. AND SUBSIDIARY

Cost of sales for the nine months ended September 30, 2017 was $178,000 compared to $281,000 in the same period last year, a decrease of $103,000.  The decrease reflected a $200,000 reduction in inventory reserve during the nine months ended September 30, 2017 compared to an increase of $166,000 in the inventory reserve for the same period last year, partially offset by a $198,000 increased cost of materials related to higher sales during the nine months ended September 30, 2017 (including the recognition of $60,000 associated with revenue recognized during the nine months ended September 30, 2017 that had previously been deferred) and an increase in ongoing stability studies cost of $65,000.

Research and Development Expense. R&D expense for the three months ended September 30, 2017 was $6,014,000 compared to $6,840,000 for the same period last year, a decrease of $826,000. The decrease was primarily attributable to reduced activity related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $1,756,000; and a reduction in costs related to manufacturing process development activities of $1,562,000. These decreases were substantially offset by a $2,085,000 increase in clinical trial expenses related to the ongoing LOCK-IT-100 trial in the U.S. and an increase in personnel expenses of $398,000, mainly due to the hiring of our chief medical officer and new staff supporting the LOCK-IT-100 trial, including several consultants who were converted to employee status.

R&D expense for the nine months ended September 30, 2017 was $16,028,000, compared to $11,703,000 for the same period last year, an increase of $4,325,000. The increase was primarily attributable to a $6,350,000 increase in expenses related to the ongoing LOCK-IT-100 clinical trial in the U.S. and increase in personnel expenses of $1,110,000, mainly due to the hiring of our chief medical officer and new staff supporting the LOCK-IT-100 trial, including several consultants who were converted to employee status; partially offset by reduced activity related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $1,767,000; a decrease in costs related to manufacturing process development activities of $1,304,000; and a decrease in non-cash stock-based compensation of $113,000.

Selling, General and Administrative Expense. SG&A expense for the three months ended September 30, 2017 was $1,992,000 compared to $2,318,000 for the same period last year, a decrease of $326,000. The decrease was primarily attributable to reductions in consulting fees of $431,000, mainly due to the termination of our interim chief financial officer’s consulting contract this year and the executive search fees that were incurred in 2016; a decrease in marketing research studies of $171,000; decreased investor relations activities of $86,000; and a reduction in legal fees attributable to the ongoing intellectual property litigation and the dismissed securities litigation of $85,000. These decreases, among others of lesser significance, were partially offset by an increase in non-cash charge for stock-based compensation expense of $271,000 and higher personnel expenses of $96,000, due to the hiring of new employees, including our chief financial officer.

SG&A expense for the nine months ended September 30, 2017 was $6,684,000 compared to $6,450,000 for the same period last year, an increase of $234,000. The increase was primarily attributable to an increase in personnel expenses of $591,000, due to the hiring of new employees, including our chief financial officer; an increase in non-cash charge for stock-based compensation expense of $456,000; and an increase in marketing research studies of $86,000. These increases, among others of lesser significance, were substantially offset by a $445,000 decrease in legal fees attributable to the ongoing intellectual property litigation and the dismissed securities litigation; a decrease in consulting fees of $403,000, mainly due to the termination of our interim chief financial officer’s consulting contract this year and the executive search fees that incurred in 2016; and a decrease in investor relations activities of $76,000.

Interest Income. Interest income for the three months ended September 30, 2017 was $37,000 as compared to $33,000 for the same period last year, an increase of $4,000 attributable to the additional short-term investments during the three months ended September 30, 2017.

CORMEDIX INC. AND SUBSIDIARY

Interest income for the nine months ended September 30, 2017 was $89,000 as compared to $94,000 for the same period last year, a decrease of $5,000. The decrease was attributable to lower average interest-bearing cash balances during the first nine months of 2017 compared to the same period in 2016.

Change in Fair Value of Derivative Liability. The change in the value of derivative liability for the three months ended September 30, 2017 of $1,974,000 is the difference between the fair value of the warrants issued with insufficient authorized shares in our May 2017 public offering which was classified as liability at June 30, 2017 for $1,880,000 and the estimated fair value of these warrants at August 10, 2017 of $3,854,000, when these warrants were reclassified to equity.

Change in fair value of derivative liability for the nine months ended September 30, 2017 of $121,000 represents the net change in the fair value of the warrants at issuance date (May 3, 2017) of $3,733,000 and the estimated fair value of the warrants of $3,854,000 at August 10, 2017, the date that the warrants were reclassified from liability to equity.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income totaling a net loss of $2,000 for the three months ended September 30, 2017 compared to a $7,000 net loss for the same period last year.

For the nine months ended September 30, 2017 and 2016, we recognized a net gain of $14,000 and $21,000, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since we began operations. During the nine months ended September 30, 2017, we received net proceeds of $12,798,000 from the May 2017 public offering resulting from the issuance of an aggregate of 18,619,301 and 29,046,110 shares of common stock and warrants, respectively; $347,000 from the issuance of 198,630 shares of common stock under our at-the-market-issuance sales agreement; and $6,800 from the exercise of 10,000 stock options.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $21,310,000 compared to $15,767,000 for the same period in 2016, an increase in net cash used of $5,543,000. The increase was primarily attributable to an increase in net loss of $4,455,000 driven by increased research and development expenses. The net loss of $22,699,000 for the nine months ended September 30, 2017 was higher than cash used in operating activities by $1,389,000. The difference is primarily attributable to non-cash stock-based compensation of $1,264,000, change in fair value of derivative liability of $121,000, an increase in accrued expenses of $533,000 and a decrease in inventory of $67,000, partially offset by increases in prepaid expenses and trade receivables of $84,000 and $72,000, respectively, and decreases of $242,000 in accounts payable and $200,000 in inventory reserve.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2017 was $5,291,000 compared to $6,704,000 for the same period in 2016. Net cash provided by investing activities during the nine months ended September 30, 2017 is attributable to the proceeds from the sale of short-term investments of $18,392,000, partially offset by the purchase of short-term investments of $13,074,000. In comparison to the same period in 2016, net cash provided by activities was attributable to the proceeds from the sale of short-term investments used to fund operations.

CORMEDIX INC. AND SUBSIDIARY

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $13,152,000 compared to $7,070,000 for the same period in 2016. During the nine months ended September 30, 2017, we generated net proceeds of $12,798,000 from the May 2017 public offering of our common stock and warrants, $347,000 from the sale of our common stock in our current at-the-market program, and $7,000 from the exercise of stock options. In comparison to the same period in 2016, we generated $6,221,000 from the sale of our common stock in the current at-the-market program, and $850,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of September 30, 2017 was $12.0 million, excluding restricted cash of $0.2 million, compared with $20.2 million at December 31, 2016. In October 2017, we raised approximately $3.1 million through the use of our current at-the-market program and have approximately $0.5 million remaining. At September 30, 2017, we also had approximately $46.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

On November 9, 2017, we entered into a securities purchase agreement with an existing long-term institutional investor, whereby they will purchase a newly issued CorMedix Series F convertible preferred stock at $1,000 per share. Separately, we have entered into a backstop agreement with the same investor to purchase additional Series F convertible preferred Stock at $1,000 per share, at our sole discretion, beginning January 15, 2018, through March 31, 2018. Gross proceeds of the securities purchase agreement and the backstop agreement, if the backstop agreement is used in full, total an aggregate of $5.0 million. As consideration for the backstop agreement, we will issue warrants, exercisable for three years, to purchase shares of our common stock at a per share exercise price of $0.001. The number of shares issuable under the warrant will be determined by the closing price of our common stock on November 8, 2017, which was $0.5278. The investor may convert the preferred stock into common stock at its option at an effective price of $0.6334 per share, which represents a 20% premium to the closing price of our common stock on November 8, 2017. The preferred stock will be mandatorily convertible on April 2, 2018, subject to certain equity conditions, at the lower of $0.6334 and a 10% discount to the notional price at which an equity or equity linked transaction in an amount of $5.0 million or more is completed by March 31, 2018, or if no such transaction is completed, a 10% discount to the closing price of the stock on March 31, 2018. There will be no warrants to be issued under the securities purchase agreement.

Because our business has not currently generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally, even after accounting for the sale of our common stock under our current ATM program. Our continued operations and specifically the completion of our ongoing LOCK-IT-100 clinical trial for Neutrolin in the U.S., which was initiated in December 2015, will depend on our ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. A second Phase 3 clinical trial is required for approval, for which funds in addition to the ongoing hemodialysis Phase 3 clinical trial will be required. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, that may enable us to complete our Phase 3 clinical trial program.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. We may continue to utilize our current at-the-market program, if conditions allow, to support our ongoing funding requirements.

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

CORMEDIX INC. AND SUBSIDIARY

Based on our cash resources at September 30, 2017, the net proceeds we received from the sale of our common stock under our at-the-market program during October 2017, the net proceeds we anticipate to receive from the securities purchase and backstop agreements, and the expected timing and cost of the ongoing LOCK-IT-100 clinical trial in the U.S., we believe that our existing cash and short-term investments will fund our operations through the first quarter of 2018. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our ongoing LOCK-IT-100 clinical trial, and will be unable to commence the planned second Phase 3 clinical trial. We could also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

CORMEDIX INC. AND SUBSIDIARY

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

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that any product shipped with less than 75% of its shelf life remaining would be replaced by us if the customer was not able to sell the product before it expired. As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. Due to limited sales experience with the customer, we were unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, we deferred the revenue and related cost of sales associated with the shipment of this product, presented net as “deferred revenue” in the condensed consolidated balance sheet.

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

CORMEDIX INC. AND SUBSIDIARY

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

Derivative Liability

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Stock warrants may need to be classified as derivative liabilities if they can be cash settled or if there are insufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the warrant could remain outstanding.  Liability classified warrants are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

The fair values of the liability-classified warrants on the issuance date and subsequent remeasurement dates were estimated using a probability-weighted option pricing model, requiring assumptions to be developed under different scenarios for the expected term, expected volatility, expected dividend yield and the risk-free interest rate. We estimated the expected term of the warrants based on the remaining contractual term. Expected volatility was calculated based on actual historical volatility or implied volatility of the stock price. The expected dividend yield is assumed to be zero in all scenarios because we have never, and have no plans at this time, to pay any dividends. To determine the risk free interest rate, we used the U.S. Treasury yield curve in effect at the time of the measurement with a term consistent with the remaining expected term of the warrant.

CORMEDIX INC. AND SUBSIDIARY

Recent Authoritative Pronouncements

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. In April 2016 and May 2016, the FASB issued updates in order to provide improvements and clarifications to the revenue recognition guidance. In certain customer arrangements, under current GAAP, the Company has deferred revenue for certain product sales a result of the ability for the customer to return the product under certain conditions. Under the new standard, the Company will be required to estimate expected revenue at the point of sale. The Company will adopt the new revenue recognition standard as of January 1, 2018 using the modified retrospective method.

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

CORMEDIX INC. AND SUBSIDIARY

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

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2017.  Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORMEDIX INC. AND SUBSIDIARY

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

CORMEDIX INC. AND SUBSIDIARY

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

CORMEDIX INC. AND SUBSIDIARY

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2017, we entered into a warrant exchange agreement whereby we agreed to exchange with an investor Series A warrants issued to the investor in our May 2017 public offering of common stock and warrants. The warrants provided for the purchase of up to an aggregate of 22,500 shares of our common stock at an exercise price of $0.75, with an expiration date of September 10, 2018. We issued 5,625 shares of common stock to the investor in exchange for the warrants.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

CORMEDIX INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: November 9, 2017	By:	/s/ Khoso Baluch
	Name:	Khoso Baluch
	Title:	Chief Executive Officer (Principal Executive Officer)

CORMEDIX INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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