Form 10-K
period 2017-12-31
CorMedix Inc.
filed 2018-03-19
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number: 001-34673

CORMEDIX INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. EmployerIdentification No.)

400 Connell Drive, Suite 5000, Berkeley Heights, NJ	07922
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 517-9500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NYSE American LLC

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $25.3 million. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.

The number of outstanding shares of the registrant’s common stock was 81,483,339 as of March 14, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated herein by reference, as indicated in Part III.

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

i

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

Our primary focus is on the development of our lead product candidate, Neutrolin®, for potential commercialization in the United States, or U.S. and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin. Neutrolin is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among dialysis, critical care/intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin addresses a significant unmet medical need and a potential large market opportunity.

Neutrolin – United States

The U.S. Food and Drug Administration, or FDA, has designated Neutrolin as a Qualified Infectious Disease Product, or QIDP, for prevention of catheter related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity. In addition, in January 2015, the FDA granted Fast Track designation to Neutrolin Catheter Lock Solution, pursuant to the Food and Drug Administration Safety Innovation Act, or FDASIA, highlighting the large unmet need to prevent infections in the U.S. healthcare system. The Fast Track designation of Neutrolin provides us with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

In late 2013, we met with the FDA to determine the pathway for U.S. marketing approval of Neutrolin. Based on those discussions, we determined to conduct two pivotal trials to demonstrate safety and effectiveness of Neutrolin to secure marketing approval in the U.S. We initiated a Phase 3 clinical trial in hemodialysis patients with a central venous catheter in December 2015 and are currently planning to initiate a Phase 3 trial in another indication in order to expand the indications in which Neutrolin may be used.

We launched the Phase 3 clinical trial in hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial, or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial is time to CRBSI. The trial will evaluate whether Neutrolin is superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI. Key secondary endpoints are catheter patency, which is defined as required use of tissue plasminogen activating factor (tPA), or removal of catheter for any reason. We now project to complete patient enrollment in mid-year 2018, and anticipate that we will accumulate the requisite number of CRBSI events around the end of 2018.

We established the Clinical Adjudication Committee, or CAC, to critically and independently assess CRBSI. As announced recently, the CAC reviewed potential cases of CRBSI in our LOCK-IT-100 study that occurred through early December 2017, and identified 28 such cases. As previously agreed with the FDA, an interim efficacy analysis will be performed when the first 28 CRBSIs case have been identified. The primary endpoint for the study is the reduction of CRBSI by Neutrolin in comparison to a heparin catheter lock solution.

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

Additional Development Possibilities

We are evaluating opportunities for the possible expansion for taurolidine as a platform compound. Patent applications have been filed in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation. We have had dialogue with the FDA on the regulatory pathway for these indications. The FDA has recently informed us that it regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510k approval process could be based. As a result, we will be required to submit a premarket approval application for marketing authorization for these indications. In the event that the New Drug Application for Neutrolin is approved by the FDA, the regulatory pathway can be revisited with the FDA.  Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness. We believe taurolidine can also provide benefits not currently available in marketed antimicrobial medical devices, including devices for burn victims and use in less sterile environments.

We are also involved in a pre-clinical research collaboration for the use of taurolidine in combination with certain anti-cancer drugs as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted us orphan drug designation to taurolidine for the treatment of neuroblastoma.

Neutrolin

Market Opportunity

Central venous catheters and peripherally inserted central catheters ("Central Catheters") are an important and frequently used method for accessing the vasculature in hemodialysis (a form of dialysis where the patient’s blood is circulated through a dialysis filter), administering chemotherapy and basic fluids (total parenteral nutrition) in cancer patients and for cancer chemotherapy, long term antibiotic therapy, total parenteral nutrition (complete or partial dietary support via intravenous nutrients) and critical care/intensive care patients.

  According to the 2015 United States Renal Disease System, there were 660,000 patients on hemodialysis.  Hemodialysis National Kidney Foundation has reported that patients requiring Central Catheters represent over 63 million catheter/dialysis treatment days per year. In the United States, 5.7 million intensive care patients are admitted annually according to the Society of Critical Care Medicine, which is estimated to represent 28.5 million catheter days associated with Central Catheter use in the ICU alone.  As of 2014, there were over 14.5 million patients in the United States living with cancer, with an estimated 7.7 million having had long-term Central Catheters. When stages of disease and types of chemotherapy regime are considered, the number of catheter days per year in cancer patients reaches 90 million.

One of the major and common complications for all patients requiring central venous catheters is catheter related blood stream infections, or CRBSIs, and the clinical complications associated with them. There are an estimated 250,000 CRBSIs each year.  The U.S. Centers for Disease Control and Prevention stated in the Journal of American Medicine that the total annual cost in the United States of treating all CRBI episodes and their complications amounts to approximately $6 billion.

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

Initially, we expect to sell Neutrolin in the U.S. directly to hospitals and also to key dialysis center operators. We anticipate that Medicare reimbursement could be available for Neutrolin in other catheter indications in intensive care, oncology and total parenteral nutrition through relevant hospital inpatient diagnosis-related groups (DRGs) or outpatient ambulatory payment classifications (APCs), the End-Stage Renal Disease Prospective Payment System (ESRD PPS) base payment, or under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) Fee Schedule, depending on the setting of care. We also plan to seek separate reimbursement as a drug, where available under Medicare, through mechanisms such as pass-through status under the Hospital Outpatient Prospective Payment System, the transitional drug add-on payment adjustment under the ESRD PPS, or reimbursement as a drug used with a DME infusion pump. We cannot fully anticipate changes in reimbursement requirements and mechanisms in the coming years, however, and we cannot be certain that Neutrolin will be granted separate reimbursement under any of these mechanisms.

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

Drug:

To the best of our knowledge, the following product candidates have been recognized for the prevention and treatment of catheter-related blood stream infections in the U.S. or elsewhere.

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

In April 2015, we entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 coordinates certain manufacturing services related to taurolidine, which is a key ingredient in Neutrolin. Specifically, RC2 undertook a critical parameters evaluation for our manufacturing needs and to coordinate the cGMP processes set forth in the agreement that we believe are necessary for the submission of our planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The total cost for RC2’s services under the preliminary services agreement was approximately $1.7 million and the agreement was completed during the first quarter of 2017. The active pharmaceutical ingredient, or API, produced under this agreement has been manufactured for future commercial sales in the EU and Middle East and used for the U.S. Phase 3 clinical trial.

We are also working with RC2 under several service agreements for an aggregate amount of $8.9 million for the manufacture of clinical supplies to support our ongoing and planned Phase 3 clinical trials.  During the years ended December 31, 2017 and 2016, we recognized research and development expense of approximately $2.5 and $2.4 million, respectively, related to these agreements. We may terminate these agreements upon 30 days’ written notice and are only obligated for project costs and reasonable project shut down costs provided through the date of termination.

We are confident that there exists a sufficient number of potential alternate sources for the drug substances required to produce our products, as well as third-party manufacturers, that we will be able to find alternate suppliers and third-party manufacturers in the event that our relationship with any supplier or third-party manufacturer deteriorates.

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

Drug Approval Process

The research, development, and approval process in the United States and elsewhere is intensive and rigorous and generally takes many years to complete. The typical process required by the FDA before a therapeutic drug may be marketed in the United States includes:

●
Pre-clinical laboratory and animal tests performed under the FDA’s Good Laboratory Practices, or GLP, regulations;
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

During pre-clinical testing, studies are performed with respect to the chemical and physical properties of candidate formulations. These studies are subject to GLP requirements. Biological testing is typically done in animal models to demonstrate the activity of the compound against the targeted disease or condition and to assess the apparent effects of the new product candidate on various organ systems, as well as its relative therapeutic effectiveness and safety. An IND application must be submitted to the FDA and become effective before studies in humans may commence.

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

IND sponsors are required to submit a number of reports to the FDA during the course of a development program. For instance, sponsors are required to make annual reports to the FDA concerning the progress of their clinical trial programs as well as more frequent reports for certain serious adverse events. Sponsors must submit a protocol for each clinical trial, and any subsequent protocol amendments to the FDA. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website. Moreover, under the 21st Century Cures Act, manufacturers or distributors of investigational drugs for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must have a publicly available policy concerning expanded access to investigational drugs.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA, and may require additional clinical or pre-clinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Five years of exclusivity are available to New Chemical Entities, or NCEs. A NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule, that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review and make an ANDA or a 505(b)(2) NDA approval effective for an application submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if the applicant submits a certification stating that the patents listed by the NCE sponsor in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, are invalid or will not be infringed by the manufacture, use, or sale of the drug product for which approval is sought. Five-year exclusivity will also not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, reimbursement, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Patient Protection and Affordable Care Act, or ACA, of 2010, as amended, modified the intent requirement under the Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA.

The federal FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. The FCA authorizes imposition of treble damages and a civil penalty for each false claim submitted. A claim includes “any request or demand” for money or property presented to the U.S. government, including an invoice. Accordingly, FCA penalties for high claim volume products like pharmaceuticals have frequently aggregated into millions of dollars. The FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to product quality or services rendered. Several pharmaceutical and other healthcare companies have further been sued under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Intent to deceive is not required to establish liability under the FCA. Liability may be predicated on reckless disregard for the truth. FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Since 2004, these FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to substantial civil and criminal settlements regarding certain sales practices and promoting off label drug uses. Further, liability may be predicated on non-compliance with federal laws and regulations under the theory of implied certification. However, the Supreme Court imposed a materiality standard for liability under this theory – the non-compliance must be material to the government’s payment decision. FCA liability may also be imposed for Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act.

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

The FDA has recently informed us that it regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510k approval process could be based. As a result, we will be required to submit a premarket approval application for marketing authorization for these indications. In the event that the New Drug Application for Neutrolin is approved by the FDA, the regulatory pathway can be revisited with the FDA.  Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

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

Intellectual Property

On January 30, 2008, we entered into a License and Assignment Agreement, or the NDP License Agreement, with ND Partners, LLC, or NDP. Pursuant to the NDP License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). We acquired such licenses and patents through our assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann, and Dr. Johannes Reinmueller. NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in our company consisting of 365,534 shares of common stock as of December 31, 2010. In addition, we are required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares held in escrow is 145,543 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at December 31, 2017. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval processes and certain worldwide net sales amounts.

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

During the year ended December 31, 2013, a milestone payment of $500,000 was earned by NDP upon the first issuance of the CE Mark for Neutrolin, which was converted in January 2014 into 50,000 Series C-3 non-voting preferred stock and 250,000 warrants at an exercise price of $1.50 per share. During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of December 31, 2017 is 109,157 shares of common stock. There were no milestones achieved in 2016 or 2017.

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

We believe that the patents and patent applications we have licensed pursuant to the NDP License Agreement cover effective solutions to the various problems discussed previously when using taurolidine in clinical applications, and specifically in hemodialysis applications. We intend to file additional patent applications to cover any additional related subject matter we develop. We currently have nine non-provisional patent applications, nine international (PCT) patent applications and five provisional patent applications pending which cover additional applications using taurolidine in, among others, sutures, hydrogels, meshes, transdermal and biofilm products.

Employees

As of March 10, 2018, we had fourteen full time employees, including our customer service representative and office manager in Germany. We also engage various consultants and contractors for project management and research and development, manufacturing and regulatory development, marketing, financing, sales and marketing and administrative activities.

Corporate Information

We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Our principal executive offices are located at 400 Connell Drive, Suite 5000, Berkeley Heights, New Jersey 07922. Our telephone number is (908) 517-9500.

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

Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early stages of operation. We incurred net losses of approximately $33.0 million and $24.6 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $152.2 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trial and commercialization activities increase as we develop and commercialize Neutrolin. As a result, we expect to experience negative cash flow as we fund our operating losses and capital expenditures. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Neutrolin was launched in December 2013 and is currently available for distribution in certain European Union and Middle East countries. We have not generated any significant commercial revenue and do not expect to generate substantial revenues from Neutrolin until it is approved by the FDA and launched in the U.S. market, and might never generate significant revenues from the sale of Neutrolin or any other products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: successfully marketing Neutrolin in Germany and other countries in which it is approved for sale; obtaining necessary regulatory approvals for Neutrolin from the other applicable European and Middle East agencies, other foreign agencies and the FDA and international regulatory agencies for any other products; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2017 we had an accumulated deficit of $152.2 million, and incurred net losses from operations of $33.0 million for the year then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at December 31, 2017 plus funding raised through March 9, 2018 and a proposed new $3 million backstop facility, for which a binding term sheet was recently signed by us and Elliott Management Corporation, will be sufficient to fund operations into the third quarter of 2018. If a definitive agreement can be negotiated and executed, the proposed backstop facility would be available for drawing between April 16, 2018 and July 31, 2018. These factors raise substantial doubt regarding our ability to continue as a going concern. We will need additional funding to complete the ongoing hemodialysis clinical trial in the U.S. which commenced in December 2015 and to continue the Neutrolin development program through to NDA filing and marketing approval.

As a result of the above matters, our independent auditors have indicated in their report on our December 31, 2017 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

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

We believe that our cash resources as of December 31, 2017 plus funding raised through March 9, 2018 and a proposed new $3 million backstop facility, for which a binding term sheet was recently signed by us and Elliott Management Corporation, will be sufficient to fund operations into the third quarter of 2018. If a definitive agreement can be negotiated and executed, the proposed backstop facility would be available for drawing between April 16, 2018 and July 31, 2018. We will need additional funding thereafter to complete our ongoing and anticipated Phase 3 clinical trials in the U.S., and to continue the Neutrolin development program through to NDA filing and approval. If we are unable to raise additional funds when needed, we may not be able to complete our ongoing Phase 3 clinical trial, to complete the Neutrolin development program through to NDA filing and marketing approval or commercialize Neutrolin and we could be required to delay, scale back or eliminate some or all of our research and development programs. We can provide no assurances that any financing or strategic relationships will be available to us on acceptable terms, or at all. We expect to incur increases in our cash used in operations as we continue to conduct our ongoing Phase 3 clinical trial and prepare for additional Phase 3 clinical trials, seek FDA approval of Neutrolin in the U.S., commercialize Neutrolin in Europe and other markets, pursue development of our medical devices and other business development activities, and incur additional legal costs to defend our intellectual property.

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

Until the date that none of the shares of common stock or warrants that we issued to Elliott Associates, L.P. and Elliott International, L.P in November 2017 as part of the backstop financing are outstanding, we are prohibited from issuing or selling any securities convertible into common stock on terms more favorable than the backstop financing terms and with a conversion, exchange or exercise price that is based upon and/or varies with the trading prices of or quotations for the shares of our common stock or that is subject to being reset at some future date or upon the occurrence of specified or contingent events directly or indirectly related to our business (other than pursuant to a customary “weighted average” anti-dilution provision) or the market for our common stock or enter into any agreement to sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights and other than pursuant to an at-the-market offering through a registered broker-dealer). This restriction could make raising capital through the sale of equity securities very difficult and could have a material adverse impact on our business, financial condition and prospects.

Risks Related to the Development and Commercialization of Our Product Candidates

If we are unable to successfully complete our Phase 3 LOCK-IT-100 clinical trial, or if such clinical trial takes longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly we complete the Phase 3 LOCK-IT-100 clinical trial is dependent in part upon the rate of enrollment of patients, the rate we collect, clean, lock and analyze the clinical trial database, and the frequency with which CRBSI events occur. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new products are approved for the indication we are studying. In addition, the LOCK-IT-100 clinical trial is designed to continue until a pre-determined number of events have occurred in the patients enrolled. Event-driven trials such as LOCK-IT-100 are subject to delays and other risks stemming from patient withdrawal and from lower than expected event rates. A lower event rate will require that we enroll more patients than initially anticipated, which would require us to incur additional costs and extend the anticipated time for completion of the trial in order to achieve the desired number of events. If we experience delays in patient enrollment in our clinical trial, or if we experience other issues related to the number of events or other trial results, we may incur additional costs and delays in the trial, and may not be able to complete the clinical trial in a cost-effective or timely manner, which would have an adverse effect on our development program for Neutrolin as a treatment for catheter related bloodstream infections.

Our only product Neutrolin is only approved in Europe and is still in development in the U. S.

        Neutrolin currently and for at least the near future is our only current product as well as product candidate. Neutrolin has received CE Mark approval in Europe, and we launched it in Germany in December 2013. We also are pursuing development of Neutrolin in the U.S. Our product commercialization and development efforts may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be proven safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. Even if approved, our products may not be accepted in the marketplace. Neutrolin will require significant additional development, clinical trials, regulatory clearances and/or investment by us or our collaborators as we continue its commercialization, as will any of our other products. Specifically, we plan to expand marketing of Neutrolin in other foreign countries and to develop Neutrolin for sale in the U.S., which will take time and capital.

In April 2017, we entered into a commercial collaboration with Hemotech SAS covering France and certain overseas territories. We have entered into agreements with a Saudi Arabian company to market and sell Neutrolin in Saudi Arabia, and with a South Korean company to market, sell and distribute Neutrolin in South Korea upon receipt of regulatory approval in that country. We also have a commercial presence in Germany and the United Arab Emirates. Consequently, we will be dependent on these companies and individuals for the success of sales in those countries and any other countries in which we receive regulatory approval and in which we contract with third parties for the marketing, sale and/or distribution of Neutrolin. If these companies or individuals do not perform for whatever reason, our business, prospects and results of operations will be materially adversely affected. Finding a suitable replacement organization or individual for these or any other companies or individuals with whom we might contract could be difficult, which would further harm our business, prospects and results of operations.

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

While we have received the CE Mark approval for Neutrolin in Europe, certain individual countries within the European Union require further approval by their national regulatory agencies. Failure to receive or maintain these other requisite approvals could prohibit us from marketing and selling Neutrolin in the entire European Economic Area. In addition, we will need regulatory approval to market and sell Neutrolin in foreign countries outside of Europe. We have received regulatory approval in Saudi Arabia, Kuwait and Bahrain.

In the United States, we have no current application for, and have not received the regulatory approvals required for, the commercial sale of any of our products. We have not submitted an NDA, PMA or 510(K) to the FDA for any product. We have received approval from the FDA to proceed with our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters as the first of our required two Phase 3 studies. The design of our required second Phase 3 clinical trial has not been determined. Financing will be required to complete our current Phase 3 trial and to begin and execute our anticipated second Phase 3 trial. However, we might not obtain any financing and may never start the second Phase 3 trial.

The FDA recently informed us that it regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510k approval process could be based. As a result, we will be required to submit a premarket approval application for marketing authorization for these indications. In the event that the New Drug Application for Neutrolin is approved by the FDA, the regulatory pathway can be revisited with the FDA.  Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

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

In anticipation that the CMS and private payers will demand that we demonstrate the cost effectiveness of Neutrolin as part of the reimbursement review and approval process, we have incorporated health economic evaluations into our ongoing clinical studies to support this review in the context of the prospective use of Neutrolin in dialysis, the ICU and oncology settings.  However, our studies might not be sufficient to support coverage or reimbursement at levels that allow providers to use Neutrolin.

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

Some of the provisions of the Healthcare Reform Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Healthcare Reform Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain provisions requirements mandated by the Healthcare Reform Act or otherwise circumvent some of the requirements for health insurance mandated by the Healthcare Reform Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Healthcare Reform Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Healthcare Reform Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans. Congress may consider other legislation to repeal or replace elements of the Healthcare Reform Act.

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

We are highly dependent on the principal members of our management and scientific staff, specifically, Khoso Baluch, a director and our Chief Executive Officer, Robert Cook, our Chief Financial Officer, and John Armstrong, our Executive Vice President for Technical Operations. Our future success will depend in part on our ability to identify, hire, and retain current and additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the New York metropolitan area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

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

Our commercial success will depend in part on obtaining further patent protection for our products and other technologies and successfully defending any patents that we currently have or will obtain against third-party challenges. The patents which we currently believe are most material to our business are as follows:

●
U.S. Patent No. 8,541,393 (expiring in November 2024) (the “Prosl Patent”) - use of Neutrolin for preventing infection and maintenance of catheter patency in hemodialysis catheters;
●
U.S. Patent No. 6,166,007 (expiring May 2019) (the “Sodemann Patent”) - a method of inhibiting or preventing infection and blood coagulation at a medical prosthetic device; and
●
European Patent EP 1 814 562 B1 (expiring October 12, 2025) (the “Prosl European Patent”) - a low heparin catheter lock solution for maintaining and preventing infection in a hemodialysis catheter.

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

The above mentioned patents and patent applications are exclusively licensed to us. To support our patent strategy, we have engaged in a review of patentability and certain freedom to operate issues, including performing certain searches. However, patentability and certain freedom to operate issues are inherently complex, and we cannot provide assurances that a relevant patent office and/or relevant court will agree with our conclusions regarding patentability issues or with our conclusions regarding freedom to operate issues, which can involve subtle issues of claim interpretation and/or claim liability. Furthermore, we may not be aware of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our product candidates, preventing the patentability of our product candidates to us or our licensors, or covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product candidates.  Additionally, it is also possible that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, may, nonetheless, ultimately be found by a court of law or an administration panel to affect the validity or enforceability of a claim. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such loss of patent protection could have a material adverse impact on our business.

In addition to patents, we also rely on trade secrets and proprietary know-how. Although we take measures to protect this information by entering into confidentiality and inventions agreements with our employees, and some but not all of our scientific advisors, consultants, and collaborators, we cannot provide any assurances that these agreements will not be breached, that we will be able to protect ourselves from the harmful effects of disclosure or dispute ownership if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of our intellectual property may be greatly reduced.

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

In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the June 2016 decision of the German PTO on the invalidity of the utility model, which we have appealed. On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and plan to appeal. Our appeal will be based, in part, on the written opinion to be issued by the Opposition Division, which is expected by the first quarter 2018. We continue to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that we will prevail in this matter with either the German PTO or the EPO. In addition, the ongoing Unfair Competition litigation against TauroPharm is not affected and will continue.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from us and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested us to further specify our requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing is now scheduled to take place on November 20, 2018. We intend to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

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

Our business strategy for Neutrolin relies on collaborating with larger firms with experience in marketing and selling medical devices and pharmaceutical products; for other products we may also rely on such marketing collaborations or out-licensing of our product candidates. Specifically, for Neutrolin, we have a distributor agreement with each of a Saudi Arabian, an Emirati, and a South Korean company for sales and marketing (upon receipt of approval to market in South Korea). In April 2017, we announced a commercial collaboration with Hemotech SAS covering France and certain overseas territories. Assuming we receive applicable regulatory approval for other markets, we plan to enter into distribution agreements with one or more third parties for the sale of Neutrolin in various European, Middle East and other markets. However, there can be no assurance that we will be able to successfully maintain those relationships or establish and maintain additional marketing, sales, or distribution relationships, nor can there be assurance that such relationships will be successful, or that we will be successful in gaining market acceptance for our products. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues will be lower than if we marketed and sold our products directly, and any revenues we receive will depend upon the efforts of such third-parties.

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

We have entered into agreements with independent companies to market Neutrolin in Saudi Arabia, the United Arab Emirates and France, and, upon regulatory approval, South Korea. We may seek a sales partner in the U.S. if Neutrolin receives FDA approval. Consequently, we will be dependent on these firms and individuals for the success of sales in these and any other countries in which approval is granted. If these firms or individuals do not perform for whatever reason, our business, prospects and results of operations may be materially adversely affected. Finding a new or replacement organization for sales and marketing could be difficult, which would further harm our business, prospects and results of operations.

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

In the several years prior to fiscal 2015, we had identified a material weakness in our internal control over financial reporting that was related to our limited finance staff and the resulting ineffective management review over financial reporting, coupled with increasingly complex accounting treatments associated with our financing activities and European expansion. While we remediated this material weakness in 2015, we cannot be certain that material weaknesses will not arise again.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all of our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur and not be detected. This and any future failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.

During the period from the completion of our initial public offering, or IPO, on March 30, 2010 through February 28, 2018, the high and low sales prices for our common stock were $10.40 and $0.15, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop or continue. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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
●
results of clinical trials of our product candidates, including our ongoing and planned Phase 3 trials for Neutrolin in the U.S., or those of our competitors;
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

As of December 31, 2017, we had outstanding the following securities that are convertible into or exercisable for shares of our common stock:

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
●
options to purchase an aggregate of 120,000 shares of our common stock issued to our officers, directors, employees and non-employee consultants under our Amended and Restated 2006 Stock Incentive Plan, or the 2006 Stock Plan, with a weighted average exercise price of $1.44 per share;
●
options to purchase an aggregate of 4,842,795 shares of our common stock issued to our officers, directors and non-employee consultants under our 2013 Stock Plan, with a weighted average exercise price of $2.05 per share;
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
●
Series C-3 Preferred Stock convertible into 1,040,000 shares of common stock;
●
Series D Preferred Stock convertible into 1,479,240 shares of common stock;
●
Series E Preferred Stock convertible into 1,959,759 shares of common stock;
●
Series F Preferred Stock convertible into 3,157,562 shares of common stock, subject to adjustment;
●
warrants for 682,500 shares of common stock issued in March 2014 with an exercise price of $2.50 per shares that expire on September 10, 2019;
●
warrants for 200,000 shares of common stock with an exercise price of $7.00 that expire on March 3, 2020;
●
warrants for 83,400 shares of common stock with an exercise price of $7.00 that expire on March 25, 2020;
●
Series A warrants for 4,078,226 shares of common stock with an exercise price of $0.75 that expire on September 10, 2018;
●
Series B warrants for 13,964,476 shares of common stock with an exercise price of $1.05 that expire on August 10, 2022;
●
underwriter warrants for 1,117,158 shares of common stock with an exercise price of $0.9375 that expire on August 10, 2022;
●
warrants for 564,858 shares of common stock with an exercise price of $0.001 that expire on November 16, 2020; and
●
restricted stock units for 66,414 shares of common stock with an average grant date fair value of $2.08 per share.

The possibility of the issuance of these shares, as well as the actual sale of such shares, could substantially reduce the market price for our common stock and impede our ability to obtain future financing.

We will need additional financing to fund our activities in the future, which likely will dilute our stockholders.

 To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2017, we had an accumulated deficit of $152.2 million, and incurred net losses from operations of $33.0 million for the year then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at December 31, 2017 plus funding raised through March 9, 2018 and a proposed new $3 million backstop facility, for which a binding term sheet was recently signed by us and Elliott Management Corporation, will be sufficient to fund operations into the third quarter of 2018. If a definitive agreement can be negotiated and executed, the proposed backstop facility would be available for drawing between April 16, 2018 and July 31, 2018. Further, we will need additional funding to complete the hemodialysis clinical trial in the U.S. which commenced in December 2015 and to continue the Neutrolin development program through the NDA filing and marketing approval. We anticipate that we will incur operating losses for the foreseeable future. Additionally, we will require substantial funds in the future to support our operations. We expect to seek equity or debt financings in the future to fund our operations. The issuance of additional equity securities, or convertible debt or other derivative securities, likely will dilute some if not all of our then existing stockholders, depending on the financing terms.

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

Pursuant to our 2013 Stock Plan, our Board of Directors is authorized to award up to a total of 11,000,000 shares of common stock or options to purchase shares of common stock to our officers, directors, employees and non-employee consultants. As of December 31, 2017, options to purchase 120,000 shares of common stock issued under our 2006 Stock Plan at a weighted average exercise price of $1.44 per share, and options to purchase 4,842,495 shares of common stock issued under our 2013 Stock Plan at a weighted average exercise price of $2.05 per share were outstanding. In addition, at December 31, 2017, there were outstanding warrants to purchase an aggregate of 23,417,891 shares of our common stock at prices ranging from $0.001 to $7.00, and shares of our outstanding Series C-2, C-3, D, E and F preferred stock convertible into an aggregate of 9,136,560 shares of our common stock. Stockholders will experience dilution in the event that additional shares of common stock are issued under our 2006 Stock Plan or 2013 Stock Plan, or options issued under our 2006 Stock Plan or 2013 Stock Plan are exercised, or any warrants are exercised for, or preferred stock shares are converted to, common stock.

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

If we fail to comply with the continued listing standards of the NYSE American, it may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the NYSE American, and the continued listing of our common stock on the NYSE American is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses and maintaining a minimum level of stockholders’ equity.  In 2012 and 2014, we received notices from the NYSE American that we did not meet continued listing standards of the NYSE American as set forth in Part 10 of the Company Guide.  Specifically, we were not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than the required amounts.  As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide and were subject to possible delisting. In March 2015, we regained compliance with the NYSE American listing requirements due to our market capitalization, pursuant to Section 1003(a) of the Company Guide. However, there can be no assurance that we will continue to meet the continued listing standards of the NYSE American.

If our common stock were no longer listed on the NYSE American, investors might only be able to trade on one of the over-the-counter markets, including the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

Because the average daily trading volume of our common stock has been low historically, the ability to sell our shares in the secondary trading market may be limited.

Because the average daily trading volume of our common stock on the NYSE American has been low historically, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of other exchange-listed companies, which could limit investors’ ability to sell shares in the secondary trading market.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. A security listed on a national securities exchange is exempt from the definition of a penny stock. Our common stock is listed on the NYSE American and so is not considered a penny stock. However, if we fail to maintain our common stock’s listing on the NYSE American, our common stock would be considered a penny stock. In that event, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker-dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

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

We have never declared dividends on our common stock, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Pursuant to the terms of our Series D, E and F Non-Voting Convertible Preferred Stock, we may not declare or pay any dividends or make any distributions on any of our shares or other equity securities as long as any of those preferred shares remain outstanding. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors. Any return to holders of our common stock will be limited to the value of their common stock.

Item 1B.
Unresolved Staff Comments

None.

Item 2.
Properties

Our principal executive offices are located in approximately 6,960 square feet of office space in Berkeley Heights, New Jersey. We sublease this office pursuant to a sublease agreement dated September 2017 which runs from September 15, 2017 to June 29, 2020. This sublease is rent-free to the Company.

Effective October 1, 2017, the Company terminated its sublease for the 4,700 square feet of office space in Bedminster, New Jersey with no further lease obligation for the remainder of the sublease. Rent was $5,000 per month plus occupancy costs such as utilities, maintenance and taxes.

Our subsidiary leases its offices in Fulda, Germany has a three-month lease agreement which commenced in June 2017, renewable every three months for a base monthly payment of €400.

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

In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the June 2016 decision of the German PTO on the invalidity of the utility model, which we have appealed. On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and plan to appeal. Our appeal will be based, in part, on the written opinion to be issued by the Opposition Division, which is expected by the first quarter 2018. We continue to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that we will prevail in this matter with either the German PTO or the EPO. In addition, the ongoing Unfair Competition litigation against TauroPharm is not affected and will continue.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested us to further specify our requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing is now scheduled to take place on November 20, 2018. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock trades on the NYSE MKT under the symbol “CRMD.” The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NYSE MKT:

	2017		2016
	High	Low	High	Low
First Quarter	$2.48	$1.44	$2.88	$1.15
Second Quarter	$1.64	$0.36	$4.54	$1.83
Third Quarter	$0.54	$0.32	$3.12	$1.35
Fourth Quarter	$0.77	$0.45	$3.26	$1.46

Based upon information furnished by our transfer agent, at March 15, 2018, we had approximately 61 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number ofsecurities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	4,962,795	$2.04	5,253,336
Equity compensation plans not approved by security holders (2)	125,000	1.50	--
Total	5,087,795	$2.02	5,253,336

(1)
Our Amended and Restated 2006 Stock Incentive Plan was approved by our stockholders on February 19, 2010. Our 2013 Stock Incentive Plan was approved by our stockholders on July 30, 2013.

(2)
Consists of 125,000 shares of common stock issuable pursuant to a warrant issued to ND Partners in April 2013 as consideration for the amendment of the ND Partners License Agreement.

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

Our primary focus is to develop our lead product candidate, Neutrolin®, for potential commercialization in the U.S. and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development in the U.S. for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care/ intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, the need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin has the potential to address a significant unmet medical need and represents a significant market opportunity.

In July 2013, we received CE Mark approval for Neutrolin. In December 2013, we commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment. In April 2017, we entered into a commercial collaboration with Hemotech SAS covering France and French overseas territories.

We initiated a Phase 3 clinical trial in hemodialysis patients with a central venous catheter (“LOCK-IT-100”) in December 2015 Two pivotal trials to demonstrate the safety and effectiveness of Neutrolin are required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the United States.

In April 2017, a safety review by an independent Data Safety Monitoring Board, or DSMB was completed. The DSMB unanimously concluded that it is safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized into the trial.

On August 2, 2017, we announced that the FDA had agreed to key changes to the LOCK-IT-100 clinical trial. We believe that the changes endorsed by the FDA will facilitate our ability to complete patient enrollment of our the ongoing Phase 3 clinical trial in hemodialysis patients with central venous catheters, as previously announced, in mid-year 2018, and to complete the trial once we have accumulated the requisite number of CRBSI events. We sought guidance from the FDA to address, in part, the apparent overall lower rate of catheter-related blood stream infection (CRBSI) events from patients in the study, as announced in April 2017. Changes to the study included 1) the utilization of a Clinical Adjudication Committee (CAC) to assess suspected CRBSIs; 2) the use of the CAC to critically and independently assess suspected CRBSIs in a blinded fashion based on a single positive blood culture and supporting documentation, rather than two positive blood cultures as required per protocol; 3) the ability to capture cases occurring outside of dialysis centers to facilitate more complete capture of CRBSI events in the study, particularly when patients present with CRBSI events outside of the dialysis center setting e.g. emergency rooms or urgent care centers; and 4) a revision of the design of the study to detect a treatment effect of 55% or greater when comparing the Neutrolin and heparin control arms. The FDA agreed that cases adjudicated by the CAC to be CRBSI events and the per protocol definition of CRBSI events will be included in the primary analysis of the primary efficacy endpoint of the LOCK-IT-100 study. The amended study assumptions including a reduction in statistical power have resulted in a reduction in the total number of CRBSI events required from 161 events to 56 events to complete the study.

We believe that these changes will allow the identification of more infections, enabling a single interim analysis, which is anticipated to occur in the second quarter of 2018.  Should the interim analysis show sufficient efficacy it may be possible to conclude the study earlier than projected.

We are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible combination treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma.

We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation. Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels. We will seek to establish development/commercial partnerships as these programs advance.

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

The FDA recently informed us that it regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510k approval process could be based. As a result, we will be required to submit a premarket approval application for marketing authorization for these indications. In the event that the New Drug Application for Neutrolin is approved by the FDA, the regulatory pathway can be revisited with the FDA.  Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

Since our inception, we have not generated sufficient revenue from product sales to be profitable.  Our operations to date have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the European Union and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we continue to conduct our ongoing Phase 3 clinical trial in hemodialysis patients with catheters, plan a second Phase 3 clinical trial for Neutrolin, commercialize Neutrolin in the European Union and other foreign markets, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of December 31, 2017, we had an accumulated deficit of approximately $152.2 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through December 31, 2017, we have funded our operations primarily through debt and equity financings.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through pre-clinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All R&D is expensed as incurred.

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We expect to incur higher R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., especially the ongoing LOCK-IT-100 clinical trial and an anticipated second Phase 3 trial.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on clinical development in the U.S. and optimization of sales in foreign markets where Neutrolin is approved. In December 2015, we contracted with PPD Development, L.P. to help us conduct our multicenter, double-blind, randomized, active control Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, we modified the contract to cover the costs associated with an extension of the estimated study timeline, incorporate several protocol amendments and take on several new tasks related to the enrollment sites. Given several recent changes to the study agreed with the FDA, we signed a second contract modification with PPD for another $6.3 million, to cover the continuation of trial enrollment which is anticipated to continue into the second quarter of 2018, increased length of time in which patients are enrolled and additional activities related to the collection of retrospective data outside the treatment centers. At December 31, 2017, the total cost of the contract had increased to $32.7 million from its original amount of $19.2 million, of which approximately $14.4 million has been expended through December 31, 2017.

We are pursuing additional opportunities to generate value based on taurolidine, an active component of Neutrolin. Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels, which will require a PMA regulatory pathway for approval. We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma.

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

Change in Fair Value of Derivative Liabilities

In November 2017, we entered into a backstop agreement with an existing long-term institutional investor to purchase additional Series F convertible preferred Stock at $1,000 per share, at our sole discretion, beginning January 15, 2018 through March 31, 2018. As consideration for the backstop agreement, we issued 564,858 warrants, exercisable for three years, to purchase shares of our common stock at a per share exercise price of $0.001. These warrants were initially classified as derivative liability as we had a conditional obligation to settle these warrants by issuing a variable number of shares with variations of the obligation based on inputs other than the fair value of our shares (i.e. the amount subject to the backstop agreement). In November 2017, we initially recorded a derivative liability of $270,592 and a corresponding reduction to additional paid in capital based on the initial Black Scholes valuation. In December 2017, the number of warrants issued was determined and, as a result, the derivative liability was reclassified to equity. Prior to the reclassification to equity, an expense of $56,487 for the change in fair value of derivative liability was recorded on our consolidated statement of operations and comprehensive income (loss) during the fourth quarter of 2018.

As previously disclosed, at the time we issued the warrants in our May 2017 public offering, we did not have a sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants and therefore recorded and classified the fair value of the warrants as a derivative liability at the issuance date and marked-to-market at each balance sheet date. The change in the fair value of derivative liability is the difference between the fair value of the warrants recorded on issuance date and the fair value of warrants at the balance sheet date, with any decrease or increase in the estimated fair value being recorded in other income (expense). On August 9, 2017, we amended our certificate of incorporation to increase our authorized shares and we, as of that date, have sufficient authorized shares to cover shares issuable upon the conversion of the warrants. The fair value of these warrants was re-measured on August 10, 2017, the date the warrants became exercisable, with any increase or decrease in value recorded as a loss or gain in the income statement and the fair value of the warrants at August 10, 2017 was reclassified from liability to equity.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following is a tabular presentation of our consolidated operating results for the years ended December 31 (in thousands):

	2017	2016	% of Change Increase (Decrease)
Revenue	$329	$224	47%
Cost of sales	(115)	(367)	(69)%
Gross profit (loss)	214	(143)	(250)%
Operating Expenses:
Research and development	(24,486)	(15,735)	56%
Selling, general and administrative	(8,652)	(8,883)	(3)%
Total operating expenses	(33,138)	(24,618)	35%
Loss from operations	(32,924)	(24,761)	33%
Interest income	111	127	(13)%
Foreign exchange transaction loss	(14)	(8)	75%
Change in fair value of derivative liabilities	(177)	-	-
Interest expense	(6)	(1)	329%
Total other income (expense)	(86)	118	(173)%
Net loss	(33,010)	(24,643)	34%
Other comprehensive income gain (loss)	17	19	(11)%
Comprehensive loss	$(32,993)	$(24,624)	34%

Revenue. Revenue for the year ended December 31, 2017 was $329,000 as compared to $224,000 for the same period in 2016, an increase of $105,000. The increase occurred due to higher sales of Neutrolin in the European Union of $110,000, particularly in France under the distribution agreement with Hemotech.

Cost of Sales. Cost of sales for the year ended December 31, 2017 was $115,000 as compared to $367,000 for the same period in 2016, a decrease of $252,000. The decrease reflected a $327,000 reduction in inventory reserve during the year ended December 31, 2017 as compared to an increase of $130,000 in the inventory reserve for the same period in 2016. The reduction of inventory reserve in 2017 was mainly due to higher sales in 2017 as compared to 2016, and longer shelf life of the products manufactured. The decrease was partially offset by a $148,000 increased cost of materials related to higher sales during the year ended December 31, 2017 and an increase in ongoing stability studies cost of $81,000.

Research and Development Expense. R&D expense for the year ended December 31, 2017 was $24,486,000, an increase of $8,751,000 from $15,735,000 for the same period in 2016. The increase was primarily attributable to a $10,255,000 increase in expenses related to the ongoing LOCK-IT-100 clinical trial in the U.S. and increase in personnel expenses of $1,572,000, mainly due to the hiring of our chief medical officer and new staff supporting the LOCK-IT-100 trial, including several consultants who were converted to employee status; partially offset by reduced cost of new studies in 2016 related to wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation of $1,985,000; a decrease in costs related to manufacturing process development activities of $908,000; a decrease in non-cash stock-based compensation of $97,000; and a decrease in consulting fees of $95,000.

Selling, General and Administrative Expense. SG&A expense for the year ended December 31, 2017 was $8,652,000, a decrease of $231,000 from $8,883,000 for the same period in 2016. The decrease was primarily attributable to reductions in consulting fees of $701,000, mainly due to the termination of our interim chief financial officer’s consulting contract in 2017 and a reduction in legal fees of $520,000 attributable to the ongoing intellectual property litigation and the dismissed securities litigation. These decreases, among others of lesser significance, were partially offset by an increase in higher personnel expenses of $571,000, due to the hiring of new employees, including our chief financial officer; and an increase in non-cash charge for stock-based compensation expense of $421,000.

Interest Income. Interest income for the year ended December 31, 2017 was $111,000, a decrease of $16,000 from $127,000 for the same period in 2016. The decrease was attributable to lower average interest-bearing cash balances and short-term investments during 2017 as compared to the same period in 2016.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction losses for the years ended December 31, 2017 and 2016 of $14,000 and $8,000, respectively, were due to the foreign exchange rate fluctuations for the payment of invoices paid in foreign currency.

Change in Fair Value of Derivative Liabilities. The change in the value of derivative liabilities for the year ended December 31, 2017 of $177,000 represents the $121,000 net change in the fair value of the warrants issued at issuance date (May 3, 2017 public offering) of $3,733,000 and the estimated fair value of the warrants of $3,854,000 at August 10, 2017, the date that the warrants were reclassified from liability to equity; and the $56,000 increase in fair value of the warrants issued related to the backstop agreement at November 16, 2017 issuance date of $271,000 and the estimated fair value of the warrants of $327,000 at December 24, 2017, the date that the number of warrants to be issued was determined and were reclassified from liability to equity.

Interest Expense. Interest expense for the year ended December 31, 2017 was $6,000 as compared to $1,000 for the same period in 2016, an increase of $5,000 due to fees incurred for financing of expenditures in 2017.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income resulting in a $17,000 and $19,000 gains in 2017 and 2016, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since we began operations. During the year ended December 31, 2017, we received net proceeds of $12,798,000 from the May 2017 public offering resulting from the issuance of an aggregate of 18,619,301 and 29,046,110 shares of common stock and warrants, respectively; $5,543,000 from the issuance of 8,925,504 shares of common stock under our at-the-market-issuance sales agreement; $1,877,000 from the issuance of 2,000 shares of our Series F convertible preferred stock; $300,000 from the sale of 624,246 shares of common stock to our directors and executive officers and to certain of our employees; and $6,800 from the exercise of 10,000 stock options.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $28,587,000 as compared to $22,265,000 in 2016, an increase in net cash use of $6,322,000. The increase was primarily attributable to an increase in net loss of $8,365,000 driven by increased research and development expenses. The net loss of $33,010,000 for the year ended December 31, 2017 was higher than cash used in operating activities by $4,423,000. The difference is primarily attributable to non-cash stock-based compensation of $1,659,000, change in fair value of derivative liabilities of $177,000, increases in accrued expenses and accounts payable of $2,023,000 and $158,000, respectively, and a decrease in prepaid expenses related to the LOCK-IT-100 trial of $869,000; offset by a decrease in inventory reserve of $327,000, and increases in inventory and trade receivables of $100,000 and $48,000, respectively.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 was $11,962,000 compared to $11,420,000 for the same period in 2016, attributable to the proceeds on the sale of short-term investments of $25,188,000, partially offset by the purchase of short-term investments of $13,074,000 and purchase of equipment of $152,000. In comparison to the same period in 2016, net cash provided by investing activities was attributable to the proceeds from the sale of short-term investments used to fund operations of $11,478,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $20,525,000 as compared to $7,092,000 for the same period in 2016. During 2017, we generated net proceeds of $12,798,000 from the May 2017 public offering of our common stock and warrants; $5,543,000 from the sale of our common stock in our at-the-market program; $1,877,000 from the sale of our Series F non-voting preferred stock, $300,000 from the sale of our common stock from our directors, executive officers and certain employees; and $7,000 from the exercise of stock options. In comparison to the same period in 2016, we generated $6,229,000 from the sale of our common stock in our at-the-market program, and $863,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of December 31, 2017 was $12.0 million, excluding restricted cash of $0.2 million, compared with $20.2 million at December 31, 2016. In addition, at December 31, 2017 we have approximately $17.9 million available under our current at-the-market program.  At December 31, 2017, we also had approximately $26.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program which program will expire on April 16, 2018. On March 9, 2018, we entered into a new agreement with B. Riley FBR, Inc. for the sale of up to $14.1 million of our common stock, subject to the effectiveness of the registration statement for such offering, which we filed on March 9, 2018. The new ATM program is expected to become effective upon the expiration of the current ATM Program; in no event will the two ATM programs run concurrently. We may utilize our ATM program, if conditions allow, to support our ongoing Phase 3 clinical trial for Neutrolin in hemodialysis catheters in the U.S.

Because our business has not currently generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally, even after accounting for the sale of our common stock under our current and new ATM programs. Our continued operations and specifically the completion of our ongoing LOCK-IT-100 clinical trial for Neutrolin in the U.S., which was initiated in December 2015, will depend on our ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. A second Phase 3 clinical trial is currently required for approval, for which funds in addition to the ongoing hemodialysis Phase 3 clinical trial will be required. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, that may enable us to complete our Phase 3 clinical trial program.

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

Based on our cash resources at December 31, 2017, the net proceeds we received from the sale of our common stock under our ATM program through March 9, 2018, and the expected timing and cost of the ongoing LOCK-IT-100 clinical trial in the U.S., we believe that our existing cash and short-term investments will fund our operations into the third quarter of 2018, after taking into consideration the proposed new $3 million backstop facility, for which a binding term sheet was recently signed by us and Elliott Management Corporation. If a definitive agreement can be negotiated and executed, the proposed backstop facility would be available for drawing between April 16, 2018 and July 31, 2018. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our ongoing LOCK-IT-100 clinical trial, and will be unable to commence the planned second Phase 3 clinical trial. We could also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Contractual Obligations

In September 2017, we entered into a sublease agreement for approximately 6,960 square feet of office space in Berkeley Heights, New Jersey, which sublease runs from September 15, 2017 to June 29, 2020. This sublease is rent-free.

Effective October 1, 2017, we terminated our sublease for the 4,700 square feet of office space in Bedminster, New Jersey with no further lease obligation for the remainder of the sublease. Rent was $5,000 per month plus occupancy costs such as utilities, maintenance and taxes.

As of December 31, 2017, we have no remaining lease obligation.

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

Valuations incorporate several variables, including expected term, expected volatility, expected dividend yield and a risk-free interest rate.  We estimate the expected term of the options granted based on anticipated exercises in future periods. In 2016, the expected stock price volatility for our stock options was calculated based on the historical volatility since the initial public offering of our common stock in March 2010, weighted between the period pre and post CE Mark approval in the European Union. Beginning January 1, 2017, the expected stock price volatility for the Company’s stock options is calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010. The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards which is 5 years for employees and 10 years for non-employees.

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

Derivative Liabilities:

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, we have certain financial instruments that qualify as derivatives and are classified as liabilities on the balance sheet. We evaluate all our financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date and any change in value since the last re-measurement date is recorded as income or expense.

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

Recent Authoritative Pronouncements:

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. In April 2016 and May 2016, the FASB issued updates in order to provide improvements and clarifications to the revenue recognition guidance.  We will adopt the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening retained earnings in the period of adoption. The majority of our revenue relates to the sale of finished products to various customers, and the adoption will not have any impact on revenue recognized from these transactions. We analyzed the impact on certain less significant transactions where we have deferred revenue for certain product sales as a result of the ability of the customer to return the product under certain conditions. As a result of our analysis, we will accelerate the remaining deferred revenue under these agreements as a cumulative effect adjustment to opening retained earnings as of January 1, 2018 and at that time will assess the need to adjust the reserve for returns and allowances.

In January 2016, the FASB issued a new standard that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We will adopt this guidance on January 1, 2018 and is not expected to have an impact on our consolidated financial statements.

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

In August 2016, the FASB issued new guidance which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2018 and it is not expected to have an impact on our consolidated financial statements.

In November 2016, the FASB issued new guidance which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2018 and it is not expected to have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued new guidance which clarifies the definition of a business in a business combination. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2018 and it is not expected to have an impact on our consolidated financial statements.

In May 2017, the FASB issued new guidance which clarifies the application of stock based accounting guidance when a change is made to the terms or conditions of a share-based payment award. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2018 and it is not expected to have an impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting because we are a smaller reporting company.

Item 9B.
Other Information

In an effort to preserve our current cash and to further align the interests of our executive officers with those of our stockholders, on March 15, 2018, our executive officers agreed to modify their cash bonuses for 2017 by subjecting those bonuses to forfeiture unless additional performance criteria are achieved, and subject to the officer’s continued employment through the date such performance criteria are to be achieved. Pursuant to their respective employment agreements, Khoso Baluch, Robert Cook and John Armstrong are each eligible for an annual bonus, which may equal up to 80%, 30% and 35%, respectively, of his base salary. For 2017, the annual non-equity incentive bonus for our executive officers was based on the achievement of company objectives in 2017 related to clinical studies, raising capital, technical operations, budgetary and expense matters, and regulatory matters, all of which goals were established in February 2017. For 2017, Mr. Baluch, Mr. Cook and Mr. Armstrong were entitled to cash bonuses in an aggregate amount of $306,601. As a result of the modifications, in the event that we complete our interim efficacy analysis review by the Data and Safety Monitoring Board on or before June 30, 2018, Mr. Baluch, Mr. Cook and Mr. Armstrong would each receive a cash bonus equal to 110% of their unmodified 2017 bonuses. Further, in the event that the second milestone is met, then Mr. Baluch, Mr. Cook and Mr. Armstrong would each receive a cash bonus of either 130%, 140% or 150% of their unmodified 2017 bonuses, depending on the amount of those savings. If the first milestone is not achieved then no bonuses will be awarded for 2017 at all, even if the second milestone is achieved. Any bonuses that are awarded are to be paid promptly after September 30, 2018. We will report the awarding of any of these bonuses if and when they are achieved. The modified agreements will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2018. At the time of filing, we will request confidential treatment for certain portions of the agreements.

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

The other information required by this Item concerning our directors and executive officers is incorporated by reference to the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” to be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which information will be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11.       Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference from the section captioned “Director Compensation,” “Executive Compensation – Summary Compensation Table” “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Grants of Plan Based Awards,” “Executive Compensation – Option Exercises and Stock Vested,” “Executive Compensation – Outstanding Equity Awards at Fiscal Year End 2017” “Executive Compensation – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation – Compensation Committee Report” to be contained in the Proxy Statement.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding our equity compensation plans required by this Item is found in Item 5 of this report. The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” to be contained in the Proxy Statement.

Item 13.
Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Transactions” and “Proposal No. 1—Election of Directors” to be contained in the Proxy Statement.

Item 14.
Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Auditor and Audit Committee Matters” to be contained in the Proxy Statement.

PART IV

Item 15.
Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:

1.
Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon have been filed under Item 8 hereof.

2.
Financial Statement Schedules:

None.

3.
Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated April 8, 2015, between CorMedix Inc. and MLV.	S-3	4/09/2015	1.2
1.2	Amendment No. 1, dated December 8, 2017, to At-the-Market Issuance Sales Agreement, dated April 8, 2015, between CorMedix Inc. and B. Riley FBR, Inc.	8-K	12/08/2017	1.1
1.3	Underwriting Agreement, dated April 28, 2017 by and among CorMedix Inc. and H.C. Wainwright & Co., LLC.	8-K	5/03/2017	1.1
1.4	At Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc.	S-3	3/09/2018	1.1
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010.	S-1/A	3/19/2010	3.5
3.3	Form of Amended and Restated Bylaws as amended April 19, 2016.	10-Q	5/10/2016	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017.	8-K	8/10/2017	3.1
3.6	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.8	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.9	Amended and Restated Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.15
3.10	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.16
3.11	Amended and Restated Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.17
3.12	Amended and Restated Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.18
3.13	Amended and Restated Certificate of Designation of Series F Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on December 11, 2017.	8-K	12/11/2017	3.1
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.3	Form of Warrant issued to ND Partners on April 11, 2013.	10-Q	5/15/2013	4.18
4.4	Form of Warrant issued on July 30, 2013.	8-K	7/26/2013	4.21
4.5	Form of Warrant issued on October 22, 2013.	8-K	10/18/2013	4.22
4.6	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.7	Form of Warrant issued on March 10, 2014	8-K	03/05/2014	4.24

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.8	Warrant issued March 3, 2015.	8-K	03/04/2015	4.1
4.9	Amended and Restated Warrant originally issued March 24, 2010.	8-K	03/04/2015	4.3
4.10	Amended and Restated Warrant originally issued May 30, 2013.	8-K	03/04/2015	4.2
4.11	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	03/04/2015	4.5
4.12	Form of Series A Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	5/03/2017	4.1
4.13	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	5/03/2017	4.2
4.14	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017.	8-K	5/03/2017	4.3
4.15	Form of Warrant issued on November 16, 2017.	8-K	11/13/2017	4.15
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/31/2009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.6	Agreement for Work on Pharmaceutical Advertising dated January 10, 2013 by and between MKM Co-Pharma GmbH and CorMedix Inc.	8-K	1/16/2013	10.22
10.7	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.8	Form of Securities Purchase Agreement, dated January 7, 2014, between CorMedix Inc. and the investors named therein.	8-K	1/09/2014	10.36
10.9	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.10	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.	10-K	3/15/2016	10.16
10.11*	Employment Agreement, dated as of September 27, 2016 and effective as of October 3, 2016, between CorMedix, Inc. and Khoso Baluch	8-K	10/03/2016	10.1
10.12*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Robert Cook.	10-K	3/16/2017	10.12
10.13*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Judith Abrams.	10-K	3/16/2017	10.13
10.14	Employment Agreement, effective March 1, 2017, between CorMedix Inc. and John Armstrong.	10-K	3/16/2017	10.14
10.15	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto.	8-K	11/13/2017	10.1
10.16	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.2
10.17	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.3
10.18	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	12/11/2017	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016, (iv) Statements of Cash Flows for the years ended December 31, 2017 and 2016 and (v) Notes to the Financial Statements.**
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

CORMEDIX INC.

March 19, 2018	By:	/s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)

March 19, 2018	By:	/s/ Robert Cook
Robert Cook
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Khoso Baluch	Chief Executive Officer and Director	March 19, 2018
Khoso Baluch	(Principal Executive Officer)

/s/ Robert Cook	Chief Financial Officer	March 19, 2018
Robert Cook	(Principal Financial and Accounting Officer)

/s/ Myron Kaplan	Chairman of the Board and Director	March 19, 2018
Myron Kaplan

/s/ Janet Dillione	Director	March 19, 2018
Janet Dillione

/s/ Gary Gelbfish	Director	March 19, 2018
Gary Gelbfish

/s/ Mehmood Khan	Director	March 19, 2018
Mehmood Khan

/s/ Steven Lefkowitz	Director	March 19, 2018
Steven Lefkowitz

CORMEDIX INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CorMedix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CorMedix, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $152.2 million as of December 31, 2017, has recurring losses and negative cash flows from operations. These conditions, among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

/s/ Friedman LLP

We have served as the Company’s auditor since 2014.
East Hanover, New Jersey
March 19, 2018

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$10,379,729	$8,064,490
Restricted cash	171,553	171,553
Short-term investments	1,604,198	12,100,920
Trade receivables	64,148	12,014
Inventories, net	594,194	166,733
Prepaid research and development expenses	86,652	943,924
Other prepaid expenses and current assets	367,177	372,057
Total current assets	13,267,651	21,831,691
Property and equipment, net	186,282	69,695
Other assets	-	5,000
TOTAL ASSETS	$13,453,933	$21,906,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,808,311	$1,645,298
Accrued expenses	4,363,867	2,342,352
Deferred revenue	88,404	104,210
Total current liabilities	6,260,582	4,091,860
TOTAL LIABILITIES	6,260,582	4,091,860

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 419,585 and 450,085 shares issued and outstanding at December 31, 2017 and 2016, respectively	420	450
Common stock - $0.001 par value: 160,000,000 and 80,000,000 shares authorized at December 31, 2017 and 2016, respectively; 71,413,790 and 40,432,339 shares issued and outstanding at December 31, 2017 and 2016, respectively	71,414	40,433
Accumulated other comprehensive gain	98,433	81,186
Additional paid-in capital	159,197,950	136,857,409
Accumulated deficit	(152,174,866)	(119,164,952)
TOTAL STOCKHOLDERS’ EQUITY	7,193,351	17,814,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,453,933	$21,906,386

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2017 and 2016

	December 31,
	2017	2016
Revenue
Net sales	$329,327	$224,105
Cost of sales	(114,964)	(366,673)
Gross profit (loss)	214,363	(142,568)
Operating Expenses
Research and development	(24,486,122)	(15,735,300)
Selling, general and administrative	(8,652,351)	(8,883,050)
Total operating expenses	(33,138,473)	(24,618,350)
Loss From Operations	(32,924,110)	(24,760,918)
Other Income (Expense)
Interest income	110,714	126,774
Foreign exchange transaction loss	(13,758)	(8,172)
Change in fair value of derivative liabilities	(177,141)	-
Interest expense	(5,619)	(1,311)
Total income (expense)	(85,804)	117,291
Net Loss	(33,009,914)	(24,643,627)
Other Comprehensive Income Gain (Loss)
Unrealized gain from investments	13,103	11,027
Foreign currency translation gain	4,144	8,029
Total other comprehensive income	17,247	19,056
Comprehensive Loss	$(32,992,667)	$(24,624,571)
Net Loss Per Common Share – Basic and Diluted	$(0.60)	$(0.65)
Weighted Average Common Shares Outstanding – Basic and Diluted	55,141,133	37,967,373

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017 and 2016

	Common Stock		Non-Voting Preferred Stock – Series C-2, C-3, Series D, Series E and Series F		Accumulated Other Comprehen-sive Gain (Loss)	AdditionalPaid-inCapital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	35,963,348	$35,964	450,085	$450	$62,130	$128,304,539	$(94,391,595)	$34,011,488
Cumulative effect of change in accounting principle (Note 7)	-	-	-	-	-	129,730	(129,730)	-
Stock issued in connection with sale of common stock, net	3,360,037	3,360	-	-	-	6,225,991	-	6,229,351
Stock issued in connection with warrants cashless exercised	21,454	21	-	-	-	(21)	-	-
Stock issued in connection with stock options exercised	1,087,500	1,088	-	-	-	862,013	-	863,101
Stock-based compensation	-	-	-	-	-	1,335,157	-	1,335,157
Other comprehensive gain	-	-	-	-	19,056	-	-	19,056
Net loss	-	-	-	-	-	-	(24,643,627)	(24,643,627)
Balance at December 31, 2016	40,432,339	40,433	450,085	450	81,186	136,857,409	(119,164,952)	17,814,526
Stock issued in connection with ATM sale of common stock, net	8,925,504	8,925	-	-	-	5,534,131	-	5,543,056
Stock issued in connection with public offering, net	18,619,301	18,619	-	-	-	12,779,706	-	12,798,325
Stock issued in connection with sale of common stock	624,246	624				299,016		299,640
Conversion of Series C-3 non-voting preferred stock to common stock	325,000	325	(32,500)	(32)	-	(293)	-	-
Stock issued in connection with warrants cashless exercised	970	1	-	-	-	(1)	-	-
Stock issued in connection with stock options exercised	10,000	10	-	-	-	6,790	-	6,800
Issuance of Series F non-voting preferred stock, net	-	-	2,000	2	-	1,877,174	-	1,877,176
Stock issued for payment of deferred fees	4,869	5	-	-	-	10,213	-	10,218
Conversion of Series A warrants to common stock	2,471,561	2,472	-	-	-	(2,472)	-	-
Reclassification of derivative liability to equity	-	-	-	-	-	3,910,682	-	3,910,682
Warrants issued in connection with public offering	-	-	-	-	-	(3,733,542)	-	(3,733,542)
Stock-based compensation	-	-	-	-	-	1,659,137	-	1,659,137
Other comprehensive gain	-	-	-	-	17,247	-	-	17,247
Net loss	-	-	-	-	-	-	(33,009,914)	(33,009,914)
Balance at December 31, 2017	71,413,790	$71,414	419,585	$420	$98,433	$159,197,950	$(152,174,866)	$7,193,351

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017 and 2016

	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,009,914)	$(24,643,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,659,137	1,335,157
Inventory reserve	(327,000)	130,000
Change in fair value of derivative liabilities	177,141	-
Depreciation	36,886	25,596
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(47,599)	307,774
(Increase) decrease in inventory	(100,461)	79,836
(Increase) decrease in prepaid expenses and other current assets	869,431	(505,492)
Increase (decrease) in accounts payable	157,525	(63,586)
Increase in accrued expenses	2,022,984	1,121,863
Decrease in deferred revenue	(25,310)	(52,916)
Net cash used in operating activities	(28,587,180)	(22,265,395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(13,074,169)	-
Sale of short-term investments	23,583,995	11,478,493
Purchase of equipment	(151,988)	(58,723)
Net cash provided by investing activities	10,357,838	11,419,770
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	5,543,056	6,229,351
Proceeds from the public offering of common stock and warrants, net	12,798,325	-
Proceeds from sale of Series F non-voting preferred stock, net	1,877,176	-
Proceeds from sale of common stock	299,640	-
Proceeds from exercise of stock options	6,800	863,101
Net cash provided by financing activities	20,524,997	7,092,452
Foreign exchange effects on cash	19,584	245
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,315,239	(3,752,928)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	8,064,490	11,817,418
CASH AND CASH EQUIVALENTS – END OF YEAR	$10,379,729	$8,064,490

Cash paid for interest	$5,619	$1,197

Supplemental Disclosure of Non Cash Financing Activities:
Unrealized gain (loss) from investments	$13,103	$11,027
Conversion of preferred stock to common stock	$325	$-
Reclassification of derivative liabilities to equity	$3,910,682	$-
Issuance of common stock for payment of deferred fees	$10,218	$-

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

The Company’s primary focus is to develop its lead product candidate, Neutrolin®, for potential commercialization in the United States (“U.S.”) and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology.

The Company launched its first Phase 3 clinical trial in hemodialysis patients with catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease (see Note 6 – Commitments and Contingencies). Two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the U.S. The design of the second Phase 3 clinical trial required for NDA submission has not been determined and is subject to funding requirements.

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. Neutrolin is registered and is being sold in certain European Union and Middle Eastern countries.

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands granted labeling for expanded indications for Neutrolin in the European Union (“EU”). In December 2014, the Company received approval from the Hessian District President in Germany to expand the label to include use in oncology patients receiving chemotherapy through intravenous (“IV”) administration, hydration and IV medications via central venous catheters. The expansion also adds patients receiving medication and IV fluids via central venous catheters in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral, or IV, nutrition was also approved.

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

Note 2 — Liquidity, Going Concern and Uncertainties:

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2017, the Company had an accumulated deficit of $152.2 million, and incurred losses from operations of $33.0 million and $24.6 million for the years ended December 31, 2017 and 2016, respectively. Based on the Company’s current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and its other operating requirements, the Company’s existing cash and cash equivalents at December 31, 2017 are expected to fund its operations into the third quarter of 2018, after taking into consideration the net proceeds received through March 9, 2018 from the August 2016 At-the-Market Issuance Sales Agreement, as amended on December 8, 2017, (the “ATM program”) with B. Riley FBR, Inc. ("B. Riley") (see Note 7 – Stockholders’ Equity and Note 9 – Subsequent Events) and a proposed new $3 million backstop facility, for which a binding term sheet was recently signed by the Company and Elliott Management Corporation. If a definitive agreement can be negotiated and executed, the proposed backstop facility would be available for drawing between April 16, 2018 and July 31, 2018, (see Note 9 – Subsequent Events). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2017, approximately $17.9 million remained available for sale under the ATM Program, pursuant to which the Company may be able to issue and sell up to an aggregate of $60 million of shares of its common stock from time to time, subject to B. Riley’s acceptance (See Note 7 – Stockholders’ Equity). This ATM Program will expire on April 16, 2018. On March 9, 2018, the Company entered into a new agreement with B. Riley for the sale of up to $14.1 million of the Company’s common stock, subject to the effectiveness of the registration statement for such offering, which the Company filed on March 9, 2018.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at December 31, 2017 or 2016.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of December 31, 2017 and 2016, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at December 31, 2017 and 2016:

December 31, 2017:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$6,032,034	$-	$-	$6,032,034
Corporate Securities	905,625	(112)	3	905,516
Commercial Paper	698,682	-	-	698,682
Subtotal	1,604,307	(112)	3	1,604,198
Total December 31, 2017	$7,636,341	$(112)	$3	$7,636,232
December 31, 2016:
Money Market Funds included in Cash Equivalents	$95,949	$-	$-	$95,949
Corporate Securities	10,619,583	(13,212)	-	10,606,371
Commercial Paper	1,494,549	-	-	1,494,549
Subtotal	12,114,132	(13,212)	-	12,100,920
Total December 31, 2016	$12,210,081	$(13,212)	$-	$12,196,869

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2017 and 2016:

December 31, 2017:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$6,032,034	$6,032,034	$-	$-
Available for sale securities:
Corporate Securities	905,516	-	905,516	-
Commercial Paper	698,682	-	698,682	-
Subtotal	1,604,198	-	1,604,198	-
Total December 31, 2017	$7,636,232	$6,032,034	$1,604,198	$-
December 31, 2016:
Money Market Funds	$95,949	$95,949	$-	$-
Available for sale securities:
Corporate Securities	10,606,371	-	10,606,371	-
Commercial Paper	1,494,549	-	1,494,549	-
Subtotal	12,100,920	-	12,100,920	-
Total December 31, 2016	$12,196,869	$95,949	$12,100,920	$-

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (USD), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiary, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Translation gains and losses are included in other comprehensive loss. The Company had foreign currency translation gains of $4,144 and $8,029 in 2017 and 2016, respectively.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Segment and Geographic Information

The Company reported revenues of $329,327 and $224,105 for the years ended December 31, 2017 and 2016, respectively. Of the Company’s 2017 and 2016 revenues, $320,504 and $215,282, respectively, were attributable to its European and Mideast operations, which are based in Germany. Total assets at December 31, 2017 and 2016 were $13,453,933 and $21,906,386, respectively, of which $12,597,231 and $21,595,572 were located in the United States at December 31, 2017 and 2016, respectively, with the remainder in Germany.

 Restricted Cash

As of December 31, 2017 and 2016, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 6). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Research and Development and Other Prepaid Expenses

Prepaid expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development, manufacturing, pre-clinical development and insurance policies. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight-line method.

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	December 31,
	2017	2016
Raw materials	$141,233	$79,900
Work in process	526,067	463,897
Finished goods	29,894	52,936
Inventory reserve	(103,000)	(430,000)
Total	$594,194	$166,733

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, office equipment and computer equipment all of which are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.  Property and equipment, as of December 31, 2017 and 2016 were $186,282 and $69,695, respectively, net of accumulated depreciation of $154,836 and $117,949, respectively. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses.

Description	Estimated Useful Life
Office equipment and furniture	5 years
Leasehold improvements	5 years
Computer equipment	5 years
Computer software	3 years

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2017	2016
Professional and consulting fees	$485,089	$335,198
Accrued payroll and payroll taxes	755,221	737,607
Clinical trial and manufacturing development	2,884,924	875,500
Product development	80,001	374,839
Market research	116,466	-
Other	42,166	19,208
Total	$4,363,867	$2,342,352

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Revenue

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired. Due to limited sales experience with the customer, the Company was unable to estimate the amount of the warranty obligation that may be incurred as a result of this shipment. Therefore, the Company has deferred the revenue and related cost of sales associated with the shipment of this product. During the years ended December 31, 2017 and 2016, the Company recognized deferred revenue of $130,000 and $63,000, respectively, and related cost of sales of $83,000 and $63,000, respectively. Deferred revenue related to these sales at December 31, 2017 and 2016 amounted to approximately $68,000 and $75,000, respectively.

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. Deferred revenue related to this agreement at December 31, 2017 and 2016 amounted to approximately $20,000 and $29,000, respectively.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per shares due to their anti-dilutive effect:

	December 31,
	2017	2016
Series C non-voting preferred stock	2,540,000	2,865,000
Series D non-voting preferred stock	1,479,240	1,479,240
Series E non-voting preferred stock	1,959,759	1,959,759
Series F non-voting preferred stock	3,157,561	-
Shares underlying outstanding warrants	23,417,891	4,006,468
Shares underlying outstanding stock options	4,962,795	4,609,755
Total Potentially Dilutive Shares	37,517,246	14,920,222

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Authoritative Pronouncements

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. In April 2016 and May 2016, the FASB issued updates in order to provide improvements and clarifications to the revenue recognition guidance. The Company will adopt the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening retained earnings in the period of adoption. The majority of the Company’s revenue relates to the sale of finished products to various customers, and the adoption will not have any impact on revenue recognized from these transactions. The Company analyzed the impact on certain less significant transactions where the Company has deferred revenue for certain product sales as a result of the ability of the customer to return the product under certain conditions. As a result of the analysis, the Company will accelerate the remaining deferred revenue under these agreements as a cumulative effect adjustment to opening retained earnings as of January 1, 2018 and at that time will assess the need to adjust the reserve for returns and allowances.

In January 2016, the FASB issued a new standard that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this guidance on January 1, 2018 and it is not expected to have an impact on its consolidated financial statements.

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

In August 2016, the FASB issued new guidance which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company will adopt this guidance on January 1, 2018 and it is not expected to have an impact on its consolidated financial statements.

In November 2016, the FASB issued new guidance which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company will adopt this guidance on January 1, 2018 and it is not expected to have a significant impact on its consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued new guidance which clarifies the definition of a business in a business combination. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company will adopt this guidance on January 1, 2018 and it is not expected to have an impact on its consolidated financial statements.

In May 2017, the FASB issued new guidance which clarifies the application of stock based accounting guidance when a change is made to the terms or conditions of a share-based payment award. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company will adopt this guidance on January 1, 2018 and it is not expected to have an impact on its consolidated financial statements.

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

Note 4 — Related Party Transactions:

In September 2014, as part of the removal of anti-dilution, price reset and change of control provisions in various securities that had caused those securities to be classified as derivative liabilities, the Company entered into a Consent and Exchange Agreement with Manchester Securities Corp. (“Manchester”), pursuant to which Manchester had a right of 60% participation in equity financings undertaken by the Company prior to September 15, 2017. Pursuant to this right of participation, Manchester elected partial participation in the equity financing that the Company closed on May 3, 2017 and invested $2,000,000.

On March 3, 2015, the Company entered into a backstop agreement with Manchester under which Manchester had agreed to lend the Company, at its request, up to $3,000,000.  The Company did not access the loan and the agreement expired on April 30, 2015. The Company issued two warrants exercisable for an aggregate of up to 283,400 common shares with an exercise price of $7.00 per share and a term of five years as a result of entering into the backstop agreement. Additionally, the Company granted Manchester the right for as long as it or its affiliates hold any of the Company’s common stock or securities convertible into its common stock to appoint up to two members to the Company’s board of directors and/or to have up to two observers attend board meetings in a non-voting capacity. As of December 31, 2017, two board members and one observer had been appointed to the board. The Company’s board of directors subsequently elected the observer to the board.

On April 28, 2017, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, relating to an underwritten public offering of 16,190,697 shares of its common stock, together with Series A warrants to purchase up to an aggregate of 12,143,022 shares of its common stock and Series B warrants to purchase up to an aggregate of 12,143,022 shares of its common stock, at a price to the public of $0.75 per share and related warrants. Pursuant to Manchester’s participation rights, Elliott Associates, L.P. and Elliott International, L.P., affiliates of Manchester (together, “Elliott”) collectively purchased an aggregate of 2,666,668 shares of common stock, Series A warrants to purchase up to 2,000,000 shares of common stock, and Series B warrants to purchase up to 2,000,000 shares of common stock. The Company’s director, Gary Gelbfish, purchased 1,333,334 shares of common stock, Series A warrants to purchase up to 1,000,000 shares, and Series B warrants to purchase up to 1,000,000 shares of our common stock. The purchases by Elliott and Dr. Gelbfish were on the same terms as those for all other investors.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2017, the Company entered into a securities purchase agreement with Elliott Associates, L.P. and Elliott International, L.P., (the “Buyers”), long-term institutional investors in CorMedix and, together with Manchester Securities Corp., a subsidiary of Elliott Associates, L.P., our largest shareholder, whereby they purchased a newly issued CorMedix Series F convertible preferred stock at $1,000 per share. (See Note 7 – Stockholders’ Equity). Separately, on November 9, 2017, the Company entered into a backstop agreement with the Buyers to purchase up to an additional $3.0 million of Series F convertible preferred stock at $1,000 per share, (the “Backstop Agreement”), at the Company’s sole discretion, beginning January 15, 2018, through March 31, 2018. Gross proceeds of the securities purchase agreement and the Backstop Agreement, if the Backstop Agreement is used in full, total an aggregate of $5.0 million. As consideration for the Backstop Agreement, the Company issued 564,858 warrants, exercisable for three years, to purchase shares of the Company’s common stock at a per share exercise price of $0.001. The number of shares issuable under the warrant was determined by the closing price of the Company’s common stock on November 8, 2017, which was $0.5278, reduced by the amount of equity capital raised from the current ATM program and the sale of common stock to directors, executive officers and other certain employees of the Company totaling $2.4 million. The Buyers may convert the preferred stock into common stock at its option at an effective price of $0.6334 per share, which represents a 20% premium to the closing price of the Company’s common stock on November 8, 2017. The preferred stock will be mandatorily convertible on April 2, 2018, subject to certain equity conditions, at the lower of $0.6334 and a 10% discount to the notional price at which an equity or equity linked transaction in an amount of $3.0 million or more is completed by March 31, 2018, or if no such transaction is completed, a 10% discount to the closing price of the stock on March 31, 2018. No warrants were issued under the securities purchase agreement. The Backstop Agreement is no longer available to the Company.

On November 29, 2017, the Company hired Dr. Gary Gelbfish, one of its directors, as a consultant to assist in the Company’s planned interim analysis for its ongoing LOCK-IT 100 clinical trial for Neutrolin. For his services, the Company will pay Dr. Gelbfish $800.00 per hour and will pay him for services rendered since November 10, 2017.

In December 2017, the Company issued an aggregate of 624,246 shares of its common stock to its directors and executive officers and to certain of its employees at a per share purchase price of $0.48, which was the closing price of the stock on November 16, 2017, the date before the purchase agreements were executed. This common stock financing reduced the number of shares issuable under the warrants that the Company was required to issue to the Buyers pursuant to the Backstop Agreement. The Company realized gross proceeds of approximately $300,000. The following related parties participated in the common stock financing:

		Amount	Number of Shares
Khoso Baluch	CEO and Director	$50,000	104,166
Robert W. Cook	CFO	$25,000	52,083
John Armstrong	Executive VP	$10,000	20,833
Myron Kaplan	Chairman of the Board	$50,000	104,166
Janet Dillione	Director	$25,000	52,083
Gary Gelbfish	Director	$25,000	52,083
Mehmood Khan	Director	$25,000	52,083
Steven W. Lefkowitz	Director	$65,000	135,416

In each instance, the terms of purchase were identical for each purchaser. The Audit Committee of the Board of Directors approved the purchase by these insiders.

Note 5 — Income Taxes:

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2017	2016
United States	$(31,992,324)	$(23,743,682)
Foreign	(1,017,699)	(899,945)
Total	$(33,010,023)	$(24,643,627)

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no current or deferred income tax provision for the years ended December 31, 2017 and 2016 because the Company has incurred operating losses since inception.

The Company’s deferred tax assets consist of the following:

	December 31,
	2017	2016
Net operating loss carryforwards – Federal	$23,833,000	$27,798,000
Net operating loss carryforwards – State	7,264,000	4,082,000
Net operating loss carryforwards – Foreign	1,678,000	1,373,000
Capitalized licensing fees	1,068,000	1,734,000
Stock-based compensation	2,232,000	2,511,000
Accrued compensation	206,000	132,000
Other	65,000	181,000
Totals	36,346,000	37,811,000
Less valuation allowance	(36,346,000)	(37,811,000)
Deferred tax assets	$-	$-

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, the Company has modified the value of the deferred tax assets and liabilities including the net operating loss carryover at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $51.4M before valuation allowance at December 31, 2017. Taking the new tax reform into consideration, the total net deferred tax assets was $36.3M before valuation allowance at December 31, 2017.

The Company had approximately the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2017	2016
Federal	$113,492,000	$81,759,000
State	$102,159,000	$68,713,000
Foreign	$5,594,000	$4,577,000

The net operating loss tax carryforwards will start to expire in 2026 for Federal purposes and have already begun to expire for state purposes. The foreign net operating loss tax carryforwards do not expire. Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate varied from the statutory rate as follows:

	December 31,
	2017	2016
Statutory Federal tax rate	34.0%	34.0%
State income tax rate (net of Federal)	6.3%	5.7%
Effect of foreign operations	0.9%	1.1%
Non-deductible expenses associated with derivative liabilities	0.0%	0.0%
Warrant related expenses	0.0%	0.0%
Federal Deferred Tax Rate Change	(45.7)%	0.0%
Other permanent differences	0.1%	0.7%
Effect of valuation allowance	4.4%	(41.5)%
Effective tax rate	0.0%	0.0%

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2017 and 2016, the Company maintained a full valuation allowance against its net deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

As per the prior tax footnote, the tax benefit assumed the newly enacted Federal statutory tax rate of 21% and a state tax rate (net of federal) of 7.1% for the tax year ending December 31, 2017 and has been fully offset by the aforementioned valuation allowance.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to OCI	Balance at End of Year
December 31, 2017	$37,811,000	$(1,433,000)	$(32,000)	$36,346,000
December 31, 2016	$26,527,000	$11,309,800	$(25,800)	$37,811,000

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2017 and 2016. The Company recognizes interest and penalties related to uncertain tax positions if any as a component of income tax expense.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. Tax years 2013 to 2017 remain open to examination for both the U.S. federal and state jurisdictions. Tax years 2014 to 2016 remain open for Germany.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies:

Contingency Matters

On September 9, 2014, the Company filed in the District Court of Mannheim, Germany a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of the Company’s European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the “EPO”) on January 8, 2014 (the “Prosl European Patent”).  The Prosl European Patent covers the formulation of taurolidine and citrate with low dose heparin in a catheter lock solution for maintaining patency and preventing infection in hemodialysis catheters. In this action, the Company claims that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent.  The Company believes that its patent is sound, and is seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step.  The Company cannot predict what other defenses the Defendants may raise, or the ultimate outcome of either of these related matters.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the June 2016 decision of the German PTO on the invalidity of the utility model, which we have appealed. On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. The Company disagrees with this decision and plans to appeal. The Company’s appeal will be based, in part, on the written opinion to be issued by the Opposition Division, which is expected by the first quarter 2018. The Company continues to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that the Company will prevail in this matter with either the German PTO or the EPO. In addition, the ongoing Unfair Competition litigation brought by the Company against TauroPharm is not affected and will continue.

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team has prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of the Company's allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested the Company to further specify its requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court has now scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing will now take place on November 20, 2018. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments

Manufacturing

The Company has developed a program aimed at reducing the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of that program, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 will coordinate certain manufacturing services related to taurolidine that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The services related to this agreement were completed in the first quarter of 2017 and the total cost was $1.8 million. During the years ended December 31, 2017 and 2016, the Company recognized research and development expense of $279,000 and $1,278,000, respectively. The API produced under this agreement has been manufactured for future commercial sales in the EU and Middle East and used for the U.S. Phase 3 clinical trial.

The Company also has several service agreements with RC2 for the manufacture of clinical supplies to support its ongoing and planned Phase 3 clinical trials for an aggregate amount of $8.9 million at December 31, 2017.  During the years ended December 31, 2017 and 2016, the Company recognized research and development expense of approximately $2,513,000 and $2,359,000, respectively, related to these agreements. The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

Clinical and Regulatory

In December 2015, the Company entered into a Master Service Agreement and Work Orders (the “Master Service Agreement”) with PPD Development, LP (“PPD”) to help the Company conduct its Phase 3 multicenter, double-blind, randomized active control study to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, the Company signed a contract modification with PPD for an additional cost of $7.2 million to cover the extension of the estimated study timeline, incorporate several protocol amendments and take on several new tasks related to the enrollment sites. Given several recent changes to the study agreed with the FDA, the Company signed a second contract modification with PPD for another $6.3 million, to cover the continuation of trial enrollment which is anticipated to continue into the second quarter of 2018, the increased length oftime in which patients are enrolled and additional activities related to the collection of retrospective data outside the treatment centers. At December 31, 2017, the total cost of the contract increased to $32.7 million from its original amount of $19.2 million. During the years ended December 31, 2017 and 2016, the Company recognized $14,380,000 and $5,283,000 in research and development expense related to this agreement, respectively. The current contract may be subject to further modifications as the clinical trial progresses. The remaining commitment under the current contract at December 31, 2017 is approximately $14.7 million, which may be further modified.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of December 31, 2017 and 2016 is 109,157 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with the balance of $2,500,000 for the years ended December 31, 2017 and 2016. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved in 2017 and 2016.

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

On August 24, 2017, Dr. Abrams resigned for personal reasons. The Company did not owe Dr. Abrams any severance obligations under her employment agreement. In connection with her resignation, on August 25, 2017, the Company entered into a consulting agreement with Dr. Abrams for a term of up to nine months. Pursuant to the consulting agreement, Dr. Abrams will receive a monthly payment of approximately $29,000, an upfront payment of approximately $17,000, vesting in full of an option to purchase 46,250 shares of Company common stock granted under her employment agreement, and, at her option, COBRA premiums for the period during which she receives monthly payments under the consulting agreement. The fair value of the options that fully vested was recorded as an expense by the Company in the amount of $60,250 for the year ended December 31, 2017.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rent expense for the years ended December 31, 2017 and 2016, was $45,237 and $68,096, respectively.

As of December 31, 2017, the Company has no remaining lease obligation.

Note 7 — Stockholders’ Equity:

Common Stock:

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

The Company issued to the underwriter warrants to purchase up to an aggregate of 1,117,158 shares of common stock, with an exercise price of $0.9375, which represents 125% of the public offering price per combined share and related warrants. The underwriter warrant will expire five years following the Exercisable Date. Other than the exercise price, the terms of the underwriter warrants are the same as the Series B Warrants.

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

In December 2017, the Company sold an aggregate of 624,246 shares of its common stock to its directors and executive officers and to certain of its employees at a per share purchase price of $0.48. The Company realized gross proceeds of approximately $300,000. (See Note 4 – Related Party Transactions).

During the year ended December 31, 2017, the Company entered into warrant exchange agreements whereby the Company agreed to exchange with various investors (the “Investors”) Series A warrants issued in its May 2017 public offering of common stock and warrants. The exchanged warrants provided for the purchase of up to an aggregate of 9,886,250 shares of the Company’s common stock at an exercise price of $0.75, with an expiration date of September 10, 2018. The Company issued an aggregate of 2,471,561 shares of common stock to the Investors in exchange for these warrants at an exchange rate of 25%.

During the year ended December 31, 2017, the Company issued 10,000 shares of its common stock upon exercise of stock options resulting in gross proceeds of $6,800 to the Company.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company issued an aggregate of 325,000 shares of its common stock upon conversion of an aggregate of 32,500 Series C-3 non-voting preferred stock.

During the year ended December 31, 2017, the Company issued 970 shares of its common stock upon cashless exercise of 62,500 warrants.

The Company has a sales agreement, as amended on December 8, 2017, with B. Riley (the “Sales Agreement”) under which the Company may issue and sell up to an aggregate of $60.0 million of shares of its common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. When the Company wishes to issue and sell common stock under the Sales Agreement, it notifies B. Riley of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Sales Agreement. The shares of common stock to be sold under the Sales Agreement are registered under an effective registration statement filed with the SEC. During the years ended December 31, 2017 and 2016, the shares of common stock under the Sales Agreement issued by the Company were 5,239,815 and 3,360,037, respectively, and realized net proceeds of $3,484,000 in 2017 and $6,229,000 in 2016. As of December 31, 2017, the Company had approximately $17.9 million available under the Sales Agreement which will expire on April 16, 2018.

During the year ended December 31, 2016, the Company also issued 21,454 shares of common stock upon cashless exercise of 25,000 warrants and 1,087,500 shares of common stock upon exercise of stock options at a weighted average exercise price of $0.79 per share, resulting in gross proceeds of $863,000 to the Company.

Restricted Stock Units

During the year ended December 31, 2017, the Company granted an aggregate of 112,931 restricted stock units (“RSUs”) to its officers and directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $2.15 per share. These RSUs vest over various dates through December 31, 2018. During the year ended December 31, 2017, compensation expense recorded for these RSUs was $88,000. Unrecognized compensation expense as of December 31, 2017 was $50,000. The expected weighted average period for the expense to be recognized is 0.48 years. During the year ended December 31, 2017, 46,517 RSUs were forfeited.

Preferred Stock

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

	As of December 31, 2017			As of December 31, 2016
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-2	150,000	10.0	1,500,000	150,000	10.0	1,500,000
Series C-3	104,000	10.0	1,040,000	136,500	10.0	1,365,000
Series D	73,962	21.0	1,553,202	73,962	21.0	1,553,202
Series E	89,623	49.2	4,409,452	89,623	49.2	4,409,452
Series F	2,000	1,000	2,000,000	-	-	-
Total	419,585		10,502,654	450,085		8,827,654

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2017, the Company entered into a securities purchase agreement with existing institutional investors (the “Buyers”), pursuant to which, on November 16, 2017, the Company sold $2.0 million of its newly designated Series F convertible preferred stock (“Series F Stock”) at $1,000 per share. Each share of Series F Stock is convertible into shares of the Company’s common stock, at the option of the Buyers, at an effective price of $0.6334 per share, which represents a 20% premium to the closing price of the Company’s common stock on November 8, 2017. The conversion price of the Series F Stock is subject to anti-dilution adjustment for customary recapitalization events such as stock splits, as well as full ratchet anti-dilution protection in the event that the Company does not obtain the subordination of the Series C-3 preferred stock to that of the Series F Stock (as described below) or obtain stockholder approval of the issuance of common stock that exceeds NYSE American rules (as described below). The Series F Stock will be mandatorily convertible on April 2, 2018, subject to certain equity conditions, at (A) the lower of (i) $0.6334 and (ii) a 10% discount to the notional price at which an equity or equity linked transaction in an amount of $3 million or more is completed by March 31, 2018, or (B) if such a transaction is completed and results in gross proceeds of less than $3 million, the average closing price of the common stock for the immediately preceding five trading days, or (C) otherwise the lower of (i) $0.6334 and (ii) a 10% discount to the closing price of the stock on April 2, 2018.

The Series F Stock is non-voting and has no dividend right outside of receiving dividends in the same form as we pay to holders of shares of our common stock. It contains a prohibition on its conversion if, as a result of such conversion, the Company would have issued shares of our common stock in an aggregate amount equal to 13,336,939 shares, which is 20% of its outstanding shares of common stock on November 9, 2017, unless the Company has received the approval of its stockholders for such overage, or the Series F Stock does not rank senior to all previously issued preferred stock.

The Buyers will be prohibited from converting Series F Stock into shares of its common stock to the extent that, as a result of such conversion, the Buyers, together with their affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series F Stock will receive a payment equal to $1,000 per share of Series F Stock, subject to adjustment, before any proceeds are distributed to the holders of common stock. Shares of the Series F Stock will rank:

●
senior to all common stock and the Series C-2, Series C-3 Convertible Preferred Stock (subject to the Company obtaining any consent, waiver or other authorization from the holders of the Series C-3 Convertible Preferred Stock necessary for the subordination of the Series C-3 Convertible Preferred Stock to the Series F Preferred Stock), Series D Non-Voting Convertible Preferred Stock, Series E Non-Voting Convertible Stock; and
●
senior to any class or series of capital stock hereafter created.

in each case, as to distributions of assets upon our liquidation, dissolution or winding up whether voluntarily or involuntarily.

As a part of the financing, the Company also entered into a registration rights agreement with the Buyers whereby the Buyers can demand that the Company register the shares issuable upon exercise of the warrants, and shares issuable upon conversion of the Series F Stock, if issued.

The backstop agreement (see Warrant section of this Note) provides that until the later of (x) the date that no Series F preferred shares are outstanding and (y) the date the no warrants issued under the backstop agreement are outstanding, the Company may not effect a issue any securities in a “variable rate transaction” other than at-the-market offerings through a registered broker-dealer or offerings of the Series F preferred stock. A “variable rate transaction” is a transaction on terms more favorable than those of the backstop agreement and the Series F preferred stock, in which the Company issues any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of the Company’s common Stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for its common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enters into any agreement (other than an at-the-market offering through a registered broker-dealer) whereby the Company may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights).

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following terms and conditions apply to the Series C, Series D and Series E non-voting convertible preferred stock outstanding at December 31, 2017 and 2016:

Dividends - Holders of the Series C, Series D and Series E non-voting preferred stock are entitled to receive, and the Company is required to pay, dividends on shares of the Series C, Series D and Series E non-voting preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock.

Fundamental Transactions-  If, at any time that shares of Series C, Series D, Series E or Series F non-voting preferred stock are outstanding, the Company effects a merger or other change of control transaction, as described in the certificate of designation and referred to as a fundamental transaction, then, upon each and every fundamental transaction, a holder will have the right to receive, upon any subsequent conversion of a share of Series C, Series D or Series E non-voting preferred stock (in lieu of conversion shares) for each issuable conversion share, the same kind and amount of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such fundamental transaction if such holder had been, immediately prior to such fundamental transaction, the holder of a share of common stock.

Redemption – The Company is not obligated to redeem or repurchase any shares of Series C, Series D or Series E non-voting preferred stock. Shares of Series C, series D and Series E Preferred Stock are not otherwise entitled to any redemption rights.

Listing- There is no established public trading market for the Series C, Series D or Series E non-voting preferred stock, and the Company does not expect a market to develop. In addition, the Company does not intend to apply for listing of the Series C, Series D or Series E non-voting preferred stock on any national securities exchange or trading system.

Series C-2 and Series C-3 Non-Voting Convertible Preferred Stock and Warrants

In October 2013, the Company issued 150,000 shares of Series C-2 non-voting convertible preferred stock, together with warrants to purchase up to an aggregate of 1,500,000 shares of common stock.

In January 2014, the Company sold to various investors 200,000 shares of Series C-3 non-voting convertible preferred stock, together with warrants to purchase up to an aggregate of 1,000,000 shares of common stock, for aggregate gross proceeds of $2,000,000.

The Series C-2 non-voting preferred stock and Series C-3 non-voting preferred stock have identical rights, privileges and terms and are referred to collectively as the “Series C Stock.”  Each share of Series C Stock is convertible into 10 shares of common stock at any time at the holder’s option at a conversion price of $1.00 per share.   In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series C Stock will receive a payment equal to $10.00 per share of Series C Stock, subject to adjustment, before any proceeds are distributed to the holders of common stock.  Shares of the Series C Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors.

The Series C Preferred Stock ranks senior to the Company’s common stock; senior to any class or series of capital stock created after the issuance of the Series C Preferred Stock (subject to the Company obtaining any consent, waiver or other authorization from the holders of the Series C-3 Convertible Preferred Stock necessary for the subordination of the Series C-3 Convertible Preferred Stock to the Series F Preferred Stock); and junior to the Series D, Series E and Series F non-voting convertible preferred stock. As long as any of the Series C-2 Preferred Stock is outstanding, the Company cannot incur any indebtedness other than indebtedness existing prior to September 15, 2014, trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series D Non-Voting Convertible Preferred Stock

Each share of Series D non-voting convertible preferred stock is convertible into 20 shares of common stock (subject to adjustment) at a per share price of $0.35 at any time at the option of the holder, except that a holder will be prohibited from converting shares of Series D non-voting convertible preferred stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of Series D non-voting convertible preferred stock will receive a payment equal to $21.00 per share of Series D non-voting convertible preferred stock on parity with the payment of the liquidation preference due the Series E non-voting convertible preferred stock, but before any proceeds are distributed to the holders of common stock, the Series C-2 non-voting convertible preferred stock.

The Series D non-voting convertible preferred stock ranks senior to the Company’s common stock; senior to any class or series of capital stock created after the issuance of the Series D non-voting convertible preferred stock; senior to the Series C-2 non-voting convertible preferred stock and the Series C-3 non-voting convertible preferred stock; on parity with the Series E non-voting convertible preferred stock; and junior to the Series F non-voting convertible preferred stock. As long as any of the Series D non-voting convertible preferred stock is outstanding, the Company cannot incur any indebtedness other than indebtedness existing prior to September 15, 2014, trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

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

Series E Non-Voting Convertible Preferred Stock

Each share of Series E non-voting convertible preferred stock was originally convertible into 21.8667 shares of the Company’s common stock (subject to adjustment) at a per share price of $0.75 at any time at the option of the holder, except that a holder will be prohibited from converting shares of Series E non-voting convertible preferred stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.  In the event of the Company’s liquidation, dissolution or winding up, holders of Series E preferred stock will receive a payment equal to $49.20 per share of Series E non-voting convertible preferred stock on parity with the payment of the liquidation preference due the Series D non-voting convertible preferred stock, but before any proceeds are distributed to the holders of common stock, the Series C-2 non-voting convertible preferred stock.

The Series E non-voting convertible preferred stock ranks senior to the Company’s common stock; senior to any class or series of capital stock created after the issuance of the Series E non-voting preferred stock; senior to the Series C-2 and the Series C-3 non-voting convertible preferred stock; on parity with the Series D non-voting convertible preferred stock; and junior to the Series F non-voting convertible preferred stock. As long as any of the Series E non-voting convertible preferred stock is outstanding, the Company cannot incur any indebtedness other than indebtedness existing prior to September 15, 2014, trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options:

The Company’s 2013 Stock Incentive Plan (the “2013 Plan”) was approved by the shareholders in July 2013. The 2013 Plan provides for the issuance of equity grants in the form of options, restricted stock, stock awards and other forms of equity compensation. Awards may be made to directors, officers, employees and consultants under the 2013 Plan. Initially, an aggregate of 5,000,000 shares of the Company’s common stock was reserved for issuance under the 2013 Plan. On January 19, 2016, the shareholders approved the increase of the shares issuable under the 2013 Plan from 5,000,000 to 8,000,000 and on June 13, 2016 from 8,000,000 to 11,000,000.

During the year ended December 31, 2017, the Company granted ten-year qualified and non-qualified stock options to its officers, directors, employees and consultants covering an aggregate of 1,387,500 shares of the Company’s common stock under the 2013 Stock Incentive Plan. The weighted average exercise price of these options is $1.54 per share.

During the year ended December 31, 2016, the Company granted ten-year non-qualified stock options under the 2013 Plan covering an aggregate of 2,891,000 shares of the Company’s common stock to its officers, directors, employees and consultants. Of these options, 1,850,000 were granted on September 30, 2016 to the Company’s new CEO in connection with his employment. 1,250,000 of the options will vest in four equal annual installments on the first four anniversaries of the grant date. Of the remaining options, 300,000, split into three equal tranches, become exercisable upon the achievement of specified performance milestones, provided that these options will be forfeited if the milestones are not achieved within four years of grant date and provided further that these options will not vest before December 18, 2018. The remaining 300,000 options become exercisable upon the achievement of a specified average closing stock price, provided that these options will not vest before December 31, 2018 and if the closing price per share of the Company’s common stock is below the specified average closing stock price on December 31, 2018, the options will be forfeited. In each case, the new CEO must be an employee of the Company or consultant to the Company on the applicable vesting date. The total fair value of the 1,850,000 stock options issued to the Company’s CEO on the date of grant was $3,186,450 which is being amortized to expense over the related vesting periods.

During the years ended December 31, 2017 and 2016, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,571,137 and $1,335,157, respectively.

As of December 31, 2017, there was $2,834,000 total unrecognized compensation expense related to stock options granted which expense will be recognized over an expected remaining weighted average period of 1.67 years.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value at grants dates of the grants issued subject to service and performance based vesting conditions were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	1.77% - 2.40%	1.14% - 1.94%
Expected volatility	95% - 106%	96% - 98%
Expected term (years)	5 - 10 years	5 - 10 years
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value of options granted during the period	$ 1.18	$ 1.76

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods. The expected term of the stock options granted to consultants is based upon the full term of the respective option agreements. Beginning January 1, 2017, the expected stock price volatility for the Company’s stock options is calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010. In 2016, the expected stock price volatility was calculated based on the historical volatility since the initial public offering, weighted between the period pre and post CE Mark approval in the European Union. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards which is 5 years for employees and 10 years for non-employees.

The fair value of the grant issued subject to a market based vesting condition was determined using the Monte Carlo option pricing model which values financial instruments whose value is dependent on share price by sampling random paths for share price. The key inputs for the simulation included the closing stock price of the Company on the date of grant, the expected term of the stock options granted was based on anticipated exercises in future periods, the expected stock price volatility for the Company’s stock options was calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010, weighted pre and post CE Mark, the expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock and the risk-free interest rate which was determined by utilizing the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The table below summarizes the key inputs used in the Monte Carlo simulation:

Expected Term	5 years
Volatility	97%
Dividend yield	0.0%
Risk-free interest rate	1.13%
Weighted-average grant date fair value of options granted during the period	$1.12

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock options activity and related information for the year ended December 31, 2017:

	Shares	Weighted-AverageExercisePrice	Weighted-AverageRemaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	4,609,755	$2.29	8.2	$581,823
Granted	1,387,500	$1.54		247,500
Exercised	(10,000)	$0.68		13,200
Expired/Cancelled	(588,344)	$2.97
Forfeited	(436,116)	$1.85
Outstanding at end of year	4,962,795	$2.04	7.5	$247,500
Vested at end of year	2,479,971	$1.91	6.1	$76,249
Expected to vest in the future	2,482,824	$2.17	8.9	$171,251

The total intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was $13,200 and $1,497,506, respectively. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Warrants:

On November 9, 2017, in addition to the securities purchase agreement issued to the Buyers (See Preferred Stock, Note 7), the Company entered into a backstop agreement with the Buyers to purchase additional Series F convertible preferred Stock at $1,000 per share, at the Company’s sole discretion, beginning January 15, 2018 through March 31, 2018. As consideration for the backstop agreement, the Company issued 564,858 warrants, exercisable for three years, to purchase shares of the Company’s common stock at a per share exercise price of $0.001. The number of shares issuable under the warrant was determined by the closing price of the Company’s common stock on November 8, 2017, which was $0.5278, reduced by the amount of equity capital raised from the ATM program and the sale of common stock to directors, executive officers and other certain employees of the Company totaling $2.4 million. Each Buyer may convert the preferred stock into common stock at its option at an effective price of $0.6334 per share, which represents a 20% premium to the closing price of the Company’s common stock on November 8, 2017. On November 16, 2017, the Company recorded a derivative liability of $270,592 and a corresponding reduction to additional paid in capital based on the initial Black Scholes valuation. The warrants were initially classified as a liability as the Company had a conditional obligation to settle the warrants by issuing a variable number of shares with variations of the obligation based on inputs other than the fair value of the Company’s shares (i.e. the amount subject to the backstop agreement).

The fair value of the warrants was determined using a Black-Scholes option pricing model using the following assumptions at the grant date of the warrants:

November 16, 2017
Expected Term	3.00 years
Volatility	98%
Dividend yield	0.0%
Exercise Price	$0.00
Risk-free interest rate	1.83%
Fair value of warrants granted	$270,592
Number of shares underlying warrants granted	564,858

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 24, 2017, the derivative liability of $327,079 was reclassified to equity as the number of issued warrants was determined on that date. Prior to the reclassification to equity, an expense of $56,487 for the change in fair value of derivative liability was recorded on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017, which represented the increase in the fair value of the derivative liability from November 16, 2017, the original valuation date of the warrants, and December 24, 2017, the date the warrants became classified as equity.

As these warrants were liability-classified prior to the reclassification to equity, the fair value of the warrants were revalued at December 24, 2017 using the following assumptions:

December 24, 2017
Expected Term	2.90 years
Volatility	98%
Dividend yield	0.0%
Exercise Price	$0.00
Risk-free interest rate	2.01%
Weighted average fair value of warrants granted	$327,079
Number of shares underlying warrants granted	564,858

In the May 2017 public offering, the Company issued 29,046,110 warrants, of which 9,886,250 warrants were subsequently exchanged for 2,471,561 shares of the Company's common stock during the year ended December 31, 2017.

In the May 2017 public offering, the Company did not have sufficient number of authorized shares of common stock available to reserve the shares issuable upon the exercise of 29,046,110 outstanding warrants issued in the May 2017 public offering. Therefore, these warrants were classified as liabilities at June 30, 2017 and were re-measured on August 10, 2017, which was the Exercisable Date, with any increase or decrease in value recorded as a loss or gain in the income statement. The Company recorded a loss of $1,974,019 during the year ended December 31, 2017. As of August 9, 2017, the Company had enough authorized shares to cover the issuance of these warrants, and therefore the derivative liability was reclassified to equity on that date in the amount of $3,854,195.

The fair value of the warrants was determined using a probability-weighted Black-Scholes option pricing under different scenarios regarding the expected probability and timing of sufficient additional shares being authorized to allow the warrants to become exercisable. The following assumptions were used to value the warrants at the grant date.

	Series A	Series B	Underwriter’s
Expected Term	1.18 – 1.33 years	5.10 – 5.25 years	5.10 – 5.25 years
Volatility	55%	55%	55%
Dividend yield	0.0%	0.0%	0.0%
Exercise Price	$0.75	$1.05	$0.94
Risk-free interest rate	1.13% - 1.16%	1.86% - 1.88%	1.86% - 1.88%
Weighted average fair value of warrants granted	$0.08	$0.17	$0.18
Number of shares underlying warrants granted	13,964,476	13,964,476	1,117,158

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As these warrants are liability-classified, they were revalued at August 10, 2017 using the following assumptions:

	Series A	Series B	Underwriter’s
Expected Term	1.09	5.00	5.00
Volatility	96.95%	96.95%	96.95%
Dividend yield	0.0%	0.0%	0.0%
Exercise Price	$ 0.75	$ 1.05	$ 0.94
Risk-free interest rate	1.22%	1.76%	1.76%
Weighted average fair value of warrants	$ 0.06	$ 0.20	$ 0.20

The following table is the summary of warrant activities:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2016	4,006,468	$1.65	2.36
Issued	29,610,968	0.95	3.77
Converted to common shares	(9,886,250)
Exercised	(62,500)	0.40	-
Expired	(250,795)	0.40	-
Outstanding at December 31, 2017	23,417,891	$1.08	3.42

Various warrants that the Company has issued contain a prohibition on the Company entering into a merger, sale of all or substantially all of its assets or similar transaction unless the acquiring entity assumes all of the obligations of the Company under the warrants and also is a publicly traded corporation whose common stock is quoted on or listed for trading on a securities exchange, provided that this prohibition will not apply to an all cash acquisition.

Stock-based Deferred Compensation Plan for Non-Employee Directors

During the third quarter of 2014, the Company established an unfunded stock-based deferred compensation plan, providing non-employee directors the opportunity to defer up to one hundred percent of fees and compensation, including restricted stock units.  The amount of fees and compensation deferred by a non-employee director is converted into stock units, the number of which is determined based on the closing price of the Company’s common stock on the date such compensation would have otherwise been payable.  At all times, the plan participants are one hundred percent vested in their respective deferred compensation accounts.  On the tenth business day of January in the year following a director’s termination of service, the director will receive a number of common shares equal to the number of stock units accumulated in the director’s deferred compensation account.  The Company accounts for this plan as stock based compensation under ASC 718.  During the year ended December 31, 2017 and 2016, the amount of compensation that was deferred under this plan was $57,940 and $95,666, respectively.

Note 8 — Concentrations:

At December 31, 2017, approximately 81% of net accounts receivable was due from two customers (57% and 24%). During the year ended December 31, 2017 and 2016, the Company had revenue from two customers that each exceeded 10% of its total sales (25% and 19%) and (24% and 12%), respectively.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Subsequent Event:

Through March 9, 2018, the Company issued an aggregate of 9,709,621 shares under its current ATM Program with a weighted average sale price of $0.33 per share, resulting in net proceeds of approximately $3.2 million.

On March 9, 2018, the Company entered into a new agreement with B. Riley FBR, Inc. for the sale of up to $14.1 million of the Company’s common stock, subject to the effectiveness of the registration statement for such offering, which the Company filed on March 9, 2018. The new ATM program is expected to become effective upon the expiration of the current ATM Program; in no event will the two ATM programs run concurrently.

On March 19, 2018, the Company entered into a binding term sheet with Elliott Management Corporation for a proposed $3.0 million backstop facility. If a definitive agreement can be negotiated and executed, the proposed backstop facility would be available for drawing between April 16, 2018 and July 31, 2018. In the event of the execution of a definitive backstop agreement, for which the Company can give no assurance, the Company will report such execution and publicly disclose the terms of the backstop agreement.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated April 8, 2015, between CorMedix Inc. and MLV.	S-3	4/09/2015	1.2
1.2	Amendment No. 1, dated December 8, 2017, to At-the-Market Issuance Sales Agreement, dated April 8, 2015, between CorMedix Inc. and B. Riley FBR, Inc.	8-K	12/08/2017	1.1
1.3	Underwriting Agreement, dated April 28, 2017 by and among CorMedix Inc. and H.C. Wainwright & Co., LLC.	8-K	5/03/2017	1.1
1.4	At Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc.	S-3	3/09/2018	1.1
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010.	S-1/A	3/19/2010	3.5
3.3	Form of Amended and Restated Bylaws as amended April 19, 2016.	10-Q	5/10/2016	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017.	8-K	8/10/2017	3.1
3.6	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.8	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.9	Amended and Restated Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.15
3.10	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.16
3.11	Amended and Restated Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.17

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.12	Amended and Restated Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.18
3.13	Amended and Restated Certificate of Designation of Series F Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on December 11, 2017.	8-K	12/11/2017	3.1
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.3	Form of Warrant issued to ND Partners on April 11, 2013.	10-Q	5/15/2013	4.18
4.4	Form of Warrant issued on July 30, 2013.	8-K	7/26/2013	4.21
4.5	Form of Warrant issued on October 22, 2013.	8-K	10/18/2013	4.22
4.6	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.7	Form of Warrant issued on March 10, 2014	8-K	03/05/2014	4.24
4.8	Warrant issued March 3, 2015.	8-K	03/04/2015	4.1
4.9	Amended and Restated Warrant originally issued March 24, 2010.	8-K	03/04/2015	4.3
4.10	Amended and Restated Warrant originally issued May 30, 2013.	8-K	03/04/2015	4.2
4.11	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	03/04/2015	4.5
4.12	Form of Series A Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	5/03/2017	4.1
4.13	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	5/03/2017	4.2
4.14	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017.	8-K	5/03/2017	4.3
4.15	Form of Warrant issued on November 16, 2017.	8-K	11/13/2017	4.15
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/31/2009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.6	Agreement for Work on Pharmaceutical Advertising dated January 10, 2013 by and between MKM Co-Pharma GmbH and CorMedix Inc.	8-K	1/16/2013	10.22
10.7	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.8	Form of Securities Purchase Agreement, dated January 7, 2014, between CorMedix Inc. and the investors named therein.	8-K	1/09/2014	10.36
10.9	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.10	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.	10-K	3/15/2016	10.16
10.11*	Employment Agreement, dated as of September 27, 2016 and effective as of October 3, 2016, between CorMedix, Inc. and Khoso Baluch	8-K	10/03/2016	10.1
10.12*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Robert Cook.	10-K	3/16/2017	10.12
10.13*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Judith Abrams.	10-K	3/16/2017	10.13
10.14	Employment Agreement, effective March 1, 2017, between CorMedix Inc. and John Armstrong.	10-K	3/16/2017	10.14
10.15	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto.	8-K	11/13/2017	10.1
10.16	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.2
10.17	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.3
10.18	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	12/11/2017	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016, (iv) Statements of Cash Flows for the years ended December 31, 2017 and 2016 and (v) Notes to the Financial Statements.**
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