Form 10-K/A
period 2017-12-31
CorMedix Inc.
filed 2018-04-11
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of CorMedix Inc. (the “Company,” “CorMedix” “we,” “us” or “our”) for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 19, 2018 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2018 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company's Original 10-K are hereby amended and restated in their entirety. In addition, Item 15(b) of Part IV is being amended solely to file as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

Except as described above, no other changes have been made to the Original 10-K. This Form 10-K/A continues to speak as of the date of the Original 10-K and we have not updated the disclosure herein to reflect any events that occurred at a later date other than as expressly stated herein. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and with our filings made with the SEC subsequent to the filing of the Original 10-K.

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

Directors

Our bylaws currently provide that the number of directors constituting the Board shall be not less than five nor more than nine. The Board may establish the number of directors within this range. There are six directors presently serving on our Board, and the number of directors to be elected at this annual meeting is six. In March 2015, in connection with a backstop financing agreement, we granted Manchester Securities Corp., our largest stockholder, the right for as long as it or its affiliates hold any of our common stock or securities convertible into our common stock the right to appoint up to two members to our Board of Directors and/or to have up to two observers attend Board meetings in a non-voting capacity. Manchester has exercised these rights and has appointed Janet Dillione and Myron Kaplan as members of the Board and has appointed Gary Gelbfish as an observer. Dr Gelbfish was subsequently elected to the board by the board of directors.

In addition, none of the nominees is related by blood, marriage or adoption to any other director or any of our executive officers.

Name	Age	Director Since	Position(s) with CorMedix
Khoso Baluch	60	October 2016	Director and Chief Executive Officer
Janet M. Dillione	58	August 2015	Director
Gary Gelbfish (1)	59	August 2017	Director
Myron Kaplan (2)	73	April 2016	Chairman of the Board
Mehmood Khan	60	June 2017	Director
Steven Lefkowitz (3)	62	June 2017	Director

(1)
Dr. Gelbfish was also a director from December 2009 to May 2014.
(2)
Mr. Kaplan was elected as Chairman of the Board in August 2017.
(3)
Mr. Lefkowitz was also a director from August 2011 to June 2016.

Khoso Baluch joined our Board in October 2016 upon his appointment as our Chief Executive Officer. Mr. Baluch previously served as Senior Vice President and President Europe, Middle East & Africa EMEA of UCB, SA, or UCB, from January 2015 to early 2016, Senior Vice President and President of the European Region of UCB from February 2013 to December 2014, and Senior Vice President and Chief Marketing Officer of UCB from January 2010 to February 2013. Prior to joining UCB, Mr. Baluch worked for Eli Lilly & Co for 24 years, holding international positions spanning Europe, the Middle East and the United States in general management, business development, market access and product leadership. He has served as an independent director of Poxel SA, a French publicly traded biotech company, since 2013. Mr. Baluch holds a BSc in Aeronautical Engineering from City University London and a Masters of Business Administration from Cranfield School of Management. Among other qualifications, attributes and skills, Mr. Baluch’s business expertise and significant executive management experience in the pharmaceutical industry led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Janet M. Dillione has been a director of CorMedix since August 2015. Ms. Dillione has served as the Chief Executive Officer of Bernoulli (formerly known as Cardiopulmonary Corp.), a leader in medical device connectivity for EMR integration, and integrated clinical applications and workflows for over 20 years, since 2014. Previously, she was at Nuance Communications, Inc., a leading provider of voice and language solutions for businesses and consumers around the world, having joined Nuance in April 2010 as Executive Vice President and General Manager of the Healthcare Division and serving as an executive officer from May 2010 until March 2014. From June 2000 to April 2010, Ms. Dillione held several senior level management positions at Siemens Medical Solutions, a global leader in medical imaging, laboratory diagnostics, and healthcare information technology, including President and CEO of the global healthcare IT division. Ms. Dillione received her B.A. from Brown University in 1981 and completed the Executive Program at The Wharton School of Business of the University of Pennsylvania in 1995. She has over 25 years of experience leading global teams in the development and delivery of healthcare technology and services. Among other qualifications, attributes and skills, Ms. Dillione’s financial expertise and significant executive management experience with medical device and healthcare companies led to the conclusion of our Board that she should serve as a director of our company in light of our business and structure.

Gary Gelbfish, M.D. was a director of CorMedix from December 2009 to May 2014. Dr. Gelbfish was appointed as an observer by Manchester in July 2017 and in August 2017 was elected to the Board by the Board of Directors. Dr. Gelbfish has been in private practice as a vascular surgeon since 1990. Dr. Gelbfish has practiced vascular surgery at Beth Israel Hospital since 1990, and has practiced vascular surgery at New York University Downtown Hospital since 2003. Since 1997, Dr. Gelbfish has served as an Assistant Clinical Professor of Surgery at Mt. Sinai Hospital. Dr. Gelbfish received a B.S. from Brooklyn College, holds an M.D. from Columbia University, and completed his fellowship in vascular surgery at Maimonides Medical Center. Among other experience, qualifications, attributes and skills, Dr. Gelbfish’s in-depth knowledge of the practice of medicine and understanding of the science behind our product candidates led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Myron Kaplan became a director of CorMedix in April 2016. On August 3, 2017, he was elected as our Chairman of the Board. Mr. Kaplan is a founding partner of Kleinberg, Kaplan, Wolff & Cohen, P.C., a New York City general practice law firm, where he has practiced corporate and securities law for more than forty years. In 2012, Mr. Kaplan became a trustee of the Lehman Brothers Plan Holding Trust. Previously, he served as a member of the board of directors of SAirGroup Finance (USA) Inc., a subsidiary of SAirGroup that had publicly issued debt securities, Trans World Airlines, Inc. and Kitty Hawk, Inc. Among his business and civic involvements, Mr. Kaplan currently serves on the boards of directors of a number of private companies and has been active for many years on the Boards of Trustees and various board committees of The Children’s Museum of Manhattan and JBI International (formerly The Jewish Braille Institute of America). Mr. Kaplan graduated from Columbia College and holds a Juris Doctor from Harvard Law School. Among other experience, qualifications, attributes and skills, Mr. Kaplan’s experience in a broad range of corporate and securities matters and service as a director of public companies led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Mehmood Khan, M.D. became a director of CorMedix in June 2017. Dr. Khan currently serves as Vice Chairman (since January 2015) and Chief Scientific Officer of Global Research and Development (since December 2007) for PepsiCo, where he leads global R&D and oversees the company’s 2025 sustainability agenda, which includes plans for the further transformation of its current food and beverage portfolio as well as expansion of offerings containing positive nutrition with a focus on reaching more underserved communities and consumers with healthier choices. Prior positions at PepsiCo include Chief Executive Officer, Global Nutrition Group from January 2011 to September 2013. Previously, Dr. Khan served as Head of Medical Affairs and then President of Takeda Pharmaceuticals’ Global Research & Development Center from January 2002 to December 2007. Earlier in his career Dr. Khan was a faculty member at the Mayo Clinic and Mayo Medical School in Rochester, Minnesota, serving as Director of the Diabetes, Endocrine and Nutritional Trials Unit in the division of endocrinology. Prior to the Mayo Clinic, Dr. Khan spent nine years leading programs in diabetes, endocrinology, metabolism, and nutrition for the Hennepin County Medical Center in Minneapolis. His practice included extensive work with patients with diabetes requiring hemodialysis as well as parenteral nutrition. Dr. Khan also currently serves as a member of the board of directors for HemoShear Therapeutics, a biotechnology company focused on discovering novel biological targets and developing drugs to treat rare juvenile metabolic disorders. He earned his medical degree from the University of Liverpool Medical School, England. Among other qualifications, attributes and skills, Dr. Khan’s business expertise and significant executive management experience, as well as his medical background and pharmaceutical company experience led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Steven Lefkowitz was a director of CorMedix from August 2011 to June 2016.  He was reappointed to the Board in June 2017.  He also served as our acting Chief Financial Officer from August 2013 to July 2014.  Mr. Lefkowitz has been the President and Founder of Wade Capital Corporation, a financial advisory services company, since June 1990. Mr. Lefkowitz has been a director of both public and private companies. He has served as a director of AIS, RE., a privately held reinsurance company since 2001.  Mr. Lefkowitz received his A.B. from Dartmouth College in 1977 and his M.B.A. from Columbia University in 1985. Among other experience, qualifications, attributes and skills, Mr. Lefkowitz’s education, experience and financial expertise led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

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

The Nominating and Governance Committee invites Board members to submit nominations for director. In addition to candidates submitted by Board members, director nominees recommended by stockholders will be considered. Stockholder recommendations must be made in accordance with the procedures described in the section titled “Stockholder Proposals” below and will receive the same consideration that other nominees receive. All nominees are evaluated by the Nominating and Governance Committee to determine whether they meet the minimum qualifications and whether they will satisfy the Board’s needs for specific expertise and complement the existing directors at that time. The Committee recommends to the full Board nominees for election as directors at our annual meeting of stockholders. There have been no changes to the procedures by which our stockholders may recommend nominees to our Board.

Board Independence

Our Board has undertaken a review of the independence of our directors and has determined that (i) all current directors except Khoso Baluch are independent within the meaning of Section 803A(2) of the NYSE American Rules, (ii) all members of our Audit Committee meet the additional test for independence for audit committee members imposed by SEC regulation and Section 803B(2) of the NYSE American Rules, (iii) all of the members of our Compensation Committee are independent within the meaning of Section 805(c) of the NYSE American Rules, and (iv) all of the members of our Nominating and Governance Committee are independent within the meaning of Section 805(c) of the NYSE American Rules.

Board Committees

Our Board has established an Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Audit Committee currently consists of Mr. Lefkowitz (Chair), Mr. Kaplan and Ms. Dillione. Our Compensation Committee currently consists of Ms. Dillione (Chair), Mr. Lefkowitz and Dr. Khan. Our Nominating and Governance Committee currently consists of Dr. Khan (Chair), Mr. Kaplan and Dr. Gelbfish. The membership of these Committees may be changed after the annual meeting.

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

The Board has determined that each of Steven Lefkowitz (Chair) and Janet Dillione qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of each of Mr. Lefkowitz and Ms. Dillione as an “audit committee financial expert” does not impose on them any duties, obligations or liability that are greater than those that are generally imposed on them as a member of the Audit Committee and the Board, and their designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

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

Executive Officers

The following table sets forth information concerning our current executive officers:

Name	Age	Position(s) with CorMedix
Khoso Baluch	60	Chief Executive Officer
Robert Cook	62	Chief Financial Officer
John Armstrong	73	Executive Vice President for Technical Operations

See the biography for Khoso Baluch under “Directors.”

Robert Cook most recently served as Chief Financial Officer of Bioblast Pharma Ltd. from January 2016 to July 2016. His prior pharma experience includes: Executive Vice President and Chief Financial Officer at Strata Skin Sciences, Inc. from April 2014 to January 2016; Senior Vice President and Chief Financial Officer at Immune Pharmaceuticals, Inc. from August 2013 to March 2014, and its predecessor EpiCept Corporation from April 2004 to August 2013, including one year as Interim President and CEO of EpiCept in which he completed the reverse merger of EpiCept into Immune. Previously he served as CFO of publicly-held Pharmos Corporation. Mr. Cook began his career in financial services at Chase Manhattan and he also held a position as a Vice President in the Healthcare Group at General Electric Capital Commercial Finance. Mr. Cook holds a B.S. in Finance, magna cum laude, from The American University, in Washington, DC.

John Armstrong became our Executive Vice President for Technical Operations in March 2017. Prior to that, he was been employed by us as a consultant beginning in November 2014, performing the same services that he now performs as our Executive Vice President for Technical Operations. John has over 45 years’ experience in the pharmaceutical industry with broad senior level cross functional experience and has held a number of General Management positions. Most recently, from August 2010 to January 2013, he was President, Operations for Correvio, a private pharmaceutical company supplying product to over 50 countries, and prior positions include President/CEO of Genaera Corporation, Sr. Vice President of Urocor Corporation, CEO of Mills Biopharma, President of Oread CMO, President of Endo Laboratories (subsidiary of DuPont Merck), President of World-wide Manufacturing for DuPont Merck Pharmaceuticals, Vice President Operations for Marion/ Marion Merrill Dow, and held varied roles in Manufacturing, QA, Led Integrated business systems development for three companies as well as having expertise in business development. Mr. Armstrong holds an executive M.B.A. from Century University. He is also a CPIM (Certified in Production and Inventory Management).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2017, with the exception of: a Form 4 for Robert Cook to report the grant in connection with his employment of options to purchase 350,000 shares of common stock, which report was due on February 3, 2017 and was filed on February 9, 2017; a Form 4 for Steven Lefkowitz to report the grant in connection with his election to the Board of options to purchase 75,000 shares of common stock, which report was due on June 27, 2017 and was filed on June 28, 2017; a Form 4 for Mehmood Khan to report the purchase of 50,000 shares of common stock, which report was due on August 16, 2017 and was filed on August 22, 2017; a Form 4 for Janet Dillione to report the receipt of 20,833 shares of phantom common stock in connection with the deferral of her cash director’s fees, which report was due on August 16, 2017 and was filed on August 24, 2017; and a Form 4 for Myron Kaplan to report the grant of restricted stock units, which report was due on November 8, 2017 and was filed on December 15, 2017.

Item 11.
Executive Compensation

DIRECTOR COMPENSATION

Director Compensation in Fiscal 2017

The following table shows the compensation earned by each non-employee director of our company for the year ended December 31, 2017.

Name	Fees Earned ($)	Option Awards (1) (2) ($)	Restricted Units Awards (1) (3) ($)	Total ($)
Janet M. Dillione	30,000(4)	68,760	34,400	133,160
Gary Gelbfish (5)	63,338(5)	20,775	-	84,113
Michael W. George (6)	14,670(4)	68,760	27,400	110,830
Myron Kaplan	27,052	68,760	25,400	121,212
Mehmood Khan	14,895	25,500	-	40,395
Steven Lefkowitz (7)	14,895	25,500	-	40,395
Taunia Markvicka (8)	14,670	68,760	30,400	113,830
Cora Tellez (9)	13,269(4)	68,760	46,400	128,429

(1)
The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the directors upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 7 to our audited financial statements included in this Annual Report on Form 10-K.

(2)
As of December 31, 2017, the number of shares underlying options held by each non-employee director was as follows: 185,000 shares for Ms. Dillione; 75,000 shares for Dr. Gelbfish; 0 shares for Mr. George; 90,000 shares for Mr. Kaplan; 75,000 shares for Dr. Khan; 75,000 shares for Mr. Lefkowitz; 0 shares for Ms. Markvicka; and 0 shares for Ms. Tellez.

(3)
As of December 31, 2017, the number of restricted stock units held by each non-employee director was as follows: 15,357 shares for Ms. Dillione; 15,000 shares for Mr. Kaplan; and 0 shares each for Dr. Gelbfish, Mr. George, Dr. Khan, Mr. Lefkowitz. Ms. Markvicka and Ms. Tellez.

(4)
Includes fees of $30,000 for Ms. Dillione, $14,670 for Mr. George and $13,269 for Ms. Tellez that were deferred. See “Directors Compensation Plan” below for a description of the deferral plan pursuant to which the deferrals were made.

(5)
Dr. Gelbfish was appointed as an observer to our Board and subsequently elected to our Board by the board of directors. Fees earned for 2017 includes $10,258 as a director and $53,080 as a consultant.

(6)
Mr. George ceased to serve as a director in June 2017 and the stock options and restricted stock units issued to him in 2017 were forfeited in June 2017.

(7)
Mr. Lefkowitz ceased to serve as a director in June 2016 and re-joined our board in June 2017

(8)
Ms. Markvicka ceased to serve as a director in June 2017 and the stock options and restricted stock units issued to her in 2017 were forfeited in June 2017.

(9)
Ms. Tellez ceased to serve as a director in June 2016 and the stock options and restricted stock units granted to her in 2017 were forfeited in June 2017.

Director Compensation Plan

Prior to February 2017, we had the following cash and equity compensation plan for non-employee directors. Each director received an annual cash fee of $25,000, the Board Chair received an additional $5,000 and committee Chairs received an additional $5,000. Upon a director’s first election to the Board, he or she was granted an option to purchase 50,000 shares of our common stock that vest one third each on the date of grant and the first and second anniversary of the date of grant, subject to continued service on the Board through the vesting date. After election to the Board, in the next calendar year after his or her election and annually thereafter, each director was granted an option to purchase 75,000 shares of our common stock for his or her service on the Board with an additional 25,000 options for the Board chair, 20,000 options for the Audit Committee chair, and 15,000 options for other Committee chairs, which options vested on the first anniversary of the date of grant, subject to continued service on the Board.

In late 2016, with the assistance of Frederick W. Cook & Co., the Compensation Committee reviewed a peer group of 14 public companies, which group was used by Frederick W. Cook & Co. to conduct a compensation study for purposes of establishing director compensation. The composition of the peer group was based on the following criteria: (i) companies operating in a similar industry sector, (ii) publicly traded companies, (iii) companies of similar size, and (iv) companies of similar business operation and stage of research and development. The peer group companies considered by the Compensation Committee are set forth under “Executive Compensation” below. The Compensation Committee also used this data in various combinations in an effort to establish director compensation that reflects our particular facts and circumstances.

Based on the information presented by Frederick W. Cook & Co., in February 2017, we adopted the following cash and equity compensation plan for non-employee directors. Each director receives an annual cash fee of $25,000, the Board Chair and committee Chairs each receives an additional $5,000. Upon a director’s first election to the Board, he or she will be granted an option to purchase 75,000 shares of our common stock that vest one third each on the date of grant and the first and second anniversary of the date of grant, subject to continued service on the Board through the vesting date. After election to the Board, in the next calendar year after his or her election and annually thereafter, each director will be granted (i) an option to purchase 40,000 shares of our common stock that vest one year after the date of grant, subject to continued service on the Board through the vesting date, and (ii) restricted stock units in the amount of the lesser of 10,000 units or $25,000 divided by our stock price on the date of grant, with the Board chair receiving an additional number of restricted stock units in the amount of the lesser of 12,000 units or $24,000 divided by our stock price on the date of grant, the Audit Committee chair receiving an additional number of restricted stock units in the amount of the lesser of 6,000 units or $12,000 divided by our stock price on the date of grant, the Compensation Committee chair receiving an additional number of restricted stock units in the amount of the lesser of 4,000 units or $8,000 divided by our stock price on the date of grant, and the Nomination and Governance Committee chair receiving an additional number of restricted stock units in the amount of the lesser of 2,500 units or $5,000 divided by our stock price on the date of grant. Restricted stock units vest one year after the grant date, subject to continued service on the Board through the vesting date.

The exercise price per share of each stock option granted to our non-employee directors is equal to the fair market value of our common stock as determined in good faith by our Board on the date of the grant.

In July 2014, we adopted a Deferred Compensation Plan for Directors, pursuant to which our non-employee directors may defer all of their cash director fees and restricted stock units. Any cash fees due a participating director will be converted into a number of shares of our common stock by dividing the dollar amount of fees payable by the closing price of our common stock on the date such fees would be payable, and the director’s unfunded account would be credited with the shares. The shares that accumulate in a director’s account will be paid to the director on the tenth business day in January following the year in which the director’s service terminates for whatever reason, other than death, in which case the account will be paid within 30 days of the date of death to the designated beneficiaries, if any. If there are no designated beneficiaries, the account will be paid out the same as with any other termination of service. In the event of a change in control of our company, the director would receive cash in an amount equal to the number of shares in the account multiplied by the fair market value of our common stock on the change in control date, and the payment would be accelerated to five business days after the effective date of the change in control.

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

The base salary information for our Named Executive Officers for 2016 and 2017 is set forth in the Summary Compensation Table below. In October 2016, February 2017 and March 2017, respectively, we entered into an employment agreement with each of Khoso Baluch, our Chief Executive Officer, Robert Cook, our Chief Financial Officer, and John Armstrong, our Executive Vice President for Technical Operations. These agreements provide for a salary for each Named Executive Officer and are described under the caption “Employment Agreements.”

Annual Bonuses

As part of their compensation package, our Named Executive Officers generally have the opportunity to earn annual non-equity incentive bonuses. Annual non-equity bonuses are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. The Compensation Committee establishes each year a target award for each Named Executive Officer based on a percentage of base salary, and based on any applicable terms in any individual employment agreements. Annual bonus targets as a percentage of salary increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance.

At the beginning of the performance year, each Named Executive Officer, in conjunction with the Chief Executive Officer, establishes annual goals and objectives. Actual bonus awards are based on an assessment against the pre-established goals for each Named Executive Officer’s individual performance, the performance of the business function for which he is responsible, the executive management team’s overall performance, and/or our company’s overall performance for the year. For any given performance year, proposed annual bonuses may range from 0% to 100% of target, or higher under certain circumstances, based on corporate, team and individual performance. Corporate, team and individual performance has a significant impact on the annual bonus amounts because the Compensation Committee believes it is a precise measure of how the Named Executive Officer contributed to business results.

Pursuant to their respective employment agreements, Mr. Baluch, Mr. Cook and Mr. Armstrong are each eligible for an annual bonus, which may equal up to 80%, 30% and 35%, respectively, of his base salary then in effect, as determined by our Board or compensation committee. In determining such bonus, our Board or compensation committee will take into consideration the achievement of specified company objectives, predetermined by the Board in consultation with the Chief Executive Officer, and specified personal objectives, predetermined by the Board and the Chief Executive Officer. For fiscal year 2016, Mr. Baluch’s bonus was prorated, contingent upon Mr. Baluch meeting performance objectives established by the Board and Mr. Baluch.

Non-equity incentive bonuses for 2017 are not yet calculable because they are subject to performance criteria that extend into 2018 related to our Phase 3 clinical trial in hemodialysis catheters for Neutrolin. We will report in a Form 8-K the bonuses, if any, that are achieved.

Long-Term Incentive Equity Awards

We believe that long-term performance is achieved through an ownership culture that encourages high performance by our Named Executive Officers through the use of stock-based awards. Our 2006 Stock Plan and 2013 Stock Plan were each established to provide our employees, including our Named Executive Officers, with incentives to help align employees’ interests with the interests of our stockholders. Effective upon the approval by our stockholders of our 2013 Stock Plan, we were no longer able to issue any award under the 2006 Stock Plan. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Compensation Committee has used restricted stock in the past and may in the future utilize restricted stock as part of our long-term incentive program. We have selected the Black-Scholes method of valuation for share-based compensation. Due to the early stage of our business and our desire to preserve cash, we may provide a greater portion of total compensation to our Named Executive Officers through stock options and restricted stock grants than through cash-based compensation. The Compensation Committee generally oversees the administration of our 2006 Stock Plan and our 2013 Stock Plan.

Stock Options

Our 2013 Stock Plan (and formerly our 2006 Stock Plan) authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants.

The Compensation Committee reviews and approves stock option awards to Named Executive Officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each Named Executive Officer’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of our Chief Executive Officer.

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

Restricted Stock

Our 2013 Stock Plan (and formerly our 2006 Stock Plan) authorizes us to grant restricted stock. Restricted stock grants were awarded to John Armstrong in 2017 and are included in the summary compensation table. In order to implement our long-term incentive goals, we may grant shares of restricted stock in the future.

Executive Benefits and Perquisites

Our Named Executive Officers, some of whom may be parties to employment or consulting agreements, will continue to be parties to such agreements in their current form until the expiration or termination of the employment or consulting agreement or subject to the terms of the agreements, until such time as the Compensation Committee determines in its discretion that revisions to such agreements are advisable. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our Named Executive Officers, including medical, dental and life insurance and the ability to contribute to a 401(k) plan; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are currently comparable to benefit levels for comparable companies.

Employment Agreements

Employment Agreements with Current Named Executive Officers

On September 27, 2016, we entered into an employment agreement with Khoso Baluch, our Chief Executive Officer. On January 30, 2017, we entered into an employment agreement, effective February 1, 2017, with Robert Cook to serve as our Chief Financial Officer. On March 1, 2017, we entered into an employment agreement with John Armstrong to serve as our Executive Vice President for Technical Operations. After the initial three-year term of each employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed.

Pursuant to their respective agreements, Mr. Baluch will receive an annual salary of $375,000, Mr. Cook an annual salary of $350,000 and Mr. Armstrong an annual salary of $310,000, which cannot be decreased unless all officers and/or members of our executive management team experience an equal or greater percentage reduction in base salary and/or total compensation, provided that any reduction in executive’s salary may be no greater than 25%. Each executive will be eligible for an annual bonus, which may equal up to 80% for Mr. Baluch, up to 30% for Mr. Cook and up to 35% for Mr. Armstrong, of his base salary then in effect, as determined by our Board or the Compensation Committee. In determining such bonus, our Board or the Compensation Committee will take into consideration the achievement of specified company objectives, predetermined by our Board and Chief Executive Officer, in the case of Mr. Baluch, and by our Chief Executive Officer in the case of Mr. Cook and Mr. Armstrong, and approved by the Board or the Compensation Committee, and specified personal objectives, predetermined by the Board with each executive. For fiscal year 2017, Mr. Cook’s and Mr. Armstrong’s bonuses were prorated, contingent upon each meeting performance objectives established by the Board with the executive. Each executive must be employed through December 31 of a given year to earn that year’s annual bonus.

The following provisions of the employment agreements with Mr. Baluch, Mr. Cook, and Mr. Armstrong are identical except where noted.

If we terminate the executive’s employment for Cause (as defined below), the executive will be entitled to receive only the accrued compensation due to him as of the date of such termination, rights to indemnification and directors’ and officers’ liability insurance, and as otherwise required by law. All unvested shares of restricted stock in the case of Mr. Baluch, and all unvested options then held by the executive will be forfeited to us as of such date.

If we terminate the executive’s employment other than for Cause, death or disability, other than by notice of nonrenewal, or if the executive resigns for Good Reason (as defined below), the executive will receive the following benefits: (i) payment of any accrued compensation and any unpaid bonus for the prior year, as well as rights to indemnification and directors’ and officers’ liability insurance and any rights or privilege otherwise required by law; (ii) we will continue to pay his base salary and benefits for a period of twelve months in the case of Mr. Baluch and nine months for the other executives following the effective date of the termination of employment; (iii) payment on a prorated basis for any target bonus for the year of termination based on the actual achievement of the specified bonus objectives; (iv) if the executive timely elects continued health insurance coverage under COBRA, then we will pay the premium to continue such coverage for him and his eligible dependents in an amount equal to the portion paid for by us during the executive’s employment until the conclusion of the time when he is receiving continuation of base salary payments or until he becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of the executive and instead pay him a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of the COBRA premiums is or may be discriminatory under Section 105(h) of the Internal Revenue Code of 1986, as amended; and (v) in the case of Mr. Baluch, all restricted shares and stock options, and in the case of Mr. Cook, all unvested time-based stock options that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date. The separation benefits set forth above are conditioned upon the executive executing a release of claims against us, our parents, subsidiaries and affiliates and each such entities’ officers, directors, employees, agents, successors and assigns in a form acceptable to us, within a time specified therein, which release is not revoked within any time period allowed for revocation under applicable law.

For purposes of the agreement, “Cause” is defined as: (i) the willful failure, disregard or refusal by the executive to perform his material duties or obligations under the agreement (other than as a result of executive’s mental incapacity or illness, as confirmed by medical evidence provided by a physician selected by us) that, in the case of Mr. Cook and Mr. Armstrong, is not cured, to the extent subject to cure, by the executive to our reasonable satisfaction within 30 days after we gave written notice thereof to executive; (ii) any willful, intentional or grossly negligent act by the executive having the effect of materially injuring (whether financially or otherwise) our business or reputation or any of our affiliates; (iii) executive’s conviction of any felony involving moral turpitude (including entry of a guilty or nolo contendere plea); (iv) the executive’s qualification as a “bad actor,” as defined by 17 CFR 230.506(a); (v) the good faith determination by the Board, after a reasonable and good-faith investigation by us that the executive engaged in some form of harassment or discrimination prohibited by law (including, without limitation, harassment on the basis of age, sex or race) unless the executive’s actions were specifically directed by the Board; (vi) any material misappropriation or embezzlement by the executive of our property or our affiliates (whether or not a misdemeanor or felony); or (vii) material breach by the executive of the agreement that is not cured, to the extent subject to cure, by executive to our reasonable satisfaction within 30 days after we give written notice thereof to the executive (20 days in the case of Mr. Baluch).

For purposes of the agreement, “Good Reason” is defined as: (i) any material breach of the agreement by us; (ii) any material diminution by us of the executive’s duties, responsibilities, or authority; (iii) a material reduction in the executive’s annual base salary unless all officers and/or members of our executive management team experience an equal or greater percentage reduction in annual base salary and/or total compensation; (iv) in the case of Mr. Cook and Mr. Armstrong, a required relocation of the primary place of performance of the executive’s duties to a location more than 50 miles from our then location in Bedminster, New Jersey, provided that a change in the location of the primary place of performance of the executive’s duties will not constitute Good Reason if such change occurs prior to a change in control and we only require the executive to physically work at that new location two days or less per workweek and provide reimbursement of the executive’s reasonable travel expenses in commuting to such new location; or (v) a material reduction in the executive’s target bonus level unless all officers and/or members of our executive management team experience an equal or greater percentage reduction related to target bonus levels.

If the executive terminates his employment by written notice of termination or if the executive or we terminate his employment by providing a notice of nonrenewal at least 90 days before the agreement is set to expire, the executive will not be entitled to receive any payments or benefits other than any accrued compensation, any unpaid prior year’s bonus, rights to indemnification and directors’ and officers’ liability insurance and as otherwise required by law.

If the executive’s employment is terminated as a result of his death or disability, we will pay him or his estate, as applicable, any accrued compensation and any unpaid prior year’s bonus.

Our agreements with Mr. Baluch, Mr. Cook and Mr. Armstrong each contain a non-compete provision that provides that during the term of each agreement and the 12-month period immediately following the executive’s separation from employment for any reason, the executive is prohibited from engaging in any business involving the development or commercialization of a preventive anti-infective product that would be a direct competitor of Neutrolin or a product containing taurolidine or any other product being actively developed or produced by us within the United States and the European Union on the date of termination of his or her employment.

Employment Agreements with Former Named Executive Officer

On August 24, 2017, Dr. Judith Abrams, our former Chief Medical Officer, resigned for personal reasons. The Company did not owe Dr. Abrams any severance obligations under her employment agreement. In connection with her resignation, on August 25, 2017, we entered into a consulting agreement with Dr. Abrams for a term of up to nine months. Pursuant to the consulting agreement, Dr. Abrams received a monthly payment of approximately $29,000, an upfront payment of approximately $17,000, vesting in full of an option to purchase 46,250 shares of our common stock granted under her employment agreement, and, at her option, COBRA premiums for the period during which she receives monthly payments under the consulting agreement.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Named Executive Officers in the years ended December 31, 2017 and 2016:
Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Restricted Stock Units Awards (1) ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Khoso Baluch (2)	2017	375,000	--	--	(7)	68,533(8)	443,533
Chief Executive Officer	2016	93,750	3,186,450	--	75,000	39,574(8)	3,394,774
Robert W. Cook (3)	2017	320,385	455,945	--	(7)	24,273(9)	800,603
Chief Financial Officer	2016	--	--	--	--	--	--
John Armstrong (4)	2017	341,056(4)	167,020	78,604(4)	(7)	--	586,680
Executive Vice President for	2016	335,400(4)	1,150,755	--	--	--	1,486,155
Technical Operations
Judith Abrams (5)	2017	346,733(5)	455,945	--	--	15,448(9)	818,126
Chief Medical Officer	2016	--	--	--	--	--	--
James Altland (6)	2017	57,100(6)	--	--	--	--	57,100
Interim Chief Financial	2016	244,485	--	--	--	--	244,485
Officer
_____________________

(1)
The amounts included in this column are the dollar amounts representing the full grant date fair value of each award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the Named Executive Officers upon option exercise.

(2)
Mr. Baluch became our Chief Executive Officer on October 3, 2016.

(3)
Mr. Cook became our Chief Financial Officer on February 1, 2017.

(4)
Mr. Armstrong became our Executive Vice President for Technical Operations on March 1, 2017. His salary for 2017 includes fees as a consultant and his 2016 salary consists of consulting fees.

(5)
Dr. Abrams became our Chief Medical Officer on February 1, 2017 and ceased to serve as our Chief Medical Officer on August 24, 2017. Her salary for 2017 included fees as a consultant after she ceased as our Chief Medical Officer.

(6)
Mr. Altland was appointed as our Interim Chief Financial Officer effective October 26, 2015. He served pursuant to a contract arrangement with a third party agency until February 2017. The salary amount in 2017 was the amount paid to a third party agency.

(7)
Non-equity incentive bonuses for 2017 are not yet calculable because they are subject to performance criteria that extend into 2018 related to our Phase 3 clinical trial in hemodialysis catheters for Neutrolin. We will report in a Form 8-K the bonuses, if any, that are achieved.

(8)
Consists of health benefits, 401K employer match and reimbursed moving expenses.

(9)
Consists of health benefits and 401K employer match.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table contains certain information concerning unexercised options for the Named Executive Officers as of December 31, 2017.

Name	Number of Shares Underlying Unexercised Options (#) – Exercisable	Number of Shares Underlying Unexercised Options (#) – Unexercisable	Option Exercise Price ($)	Option Expiration Date
Khoso Baluch	312,500	1,537,500	2.52	10/03/2026
Robert W. Cook	--	350,000	1.69	1/30/2027
John Armstrong	10,000	--	1.52	11/14/2024
	15,000	--	3.25	7/28/2025
	171,875	28,125	2.51	3/08/2026
	--	100,000	2.18	3/01/2027
Judith Abrams	46,250	--	1.69	8/23/2018

Option Repricings

We did not engage in any repricings or other modifications to any of our Named Executive Officers’ outstanding options during the year ended December 31, 2017.

Potential Payments on Change of Control

If the severance payments called for in our agreements for Mr. Baluch, Mr. Cook and Mr. Armstrong had been triggered on December 31, 2017, we would have been obligated to make the following payments:

Name	Cash Payment ($ per month) and (# of months paid)		Benefits ($ per month) and (# of months paid)		Number of Options (# that would vest) and ($ market value) (1)
Khoso Baluch	$31,250	12 mos.	$2,564	12 mos.	1,537,500	$-0-
Robert W. Cook	$29,167	9 mos	$2,755	9 mos	350,000	$-0-
John Armstrong	$25,833	9 mos	$--	9 mos	128,125	$-0-
______________________

(1)
The market value equals the difference the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the NYSE American on December 29, 2017 (the last trading day of 2017), which was $0.50, and the exercise prices for the underlying stock options.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table shows the number of shares of our common stock beneficially owned as of March 31, 2018 by:

●	each person known by us to own beneficially more than 5% of the outstanding shares of our common stock;
●	each director;
●	each of our executive officers named in the Summary Compensation Table below (the “Named Executive Officers”) and our current executive officers; and
●	all of our current directors and executive officers as a group.

This table is based upon the information supplied by our Named Executive Officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown, and their address is c/o CorMedix Inc., 400 Connell Drive, Suite 5000, Berkeley Heights, New Jersey 07922. As March 31, 2018, we had 81,786,902 shares of common stock outstanding. Beneficial ownership in each case also includes shares issuable upon exercise of outstanding options that can be exercised within 60 days after March 31, 2018 for purposes of computing the percentage of common stock owned by the person named. Options owned by a person are not included for purposes of computing the percentage owned by any other person.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders
Elliott Associates, L.P. (2)	8,614,866	9.9%

Directors and Named Executive Officers:
Khoso Baluch (3)	537,873	*
Robert Cook (4)	148,333	*
John Armstrong (5)	237,299	*
Elizabeth Masson	-	-
Janet M. Dillione (6)	292,409	*
Gary Gelbfish (7)	4,890,121	5.8%
Myron Kaplan (8)	384,166	*
Mehmood Khan (9)	477,083	*
Steven Lefkowitz (10)	383,636	*
All executive officers and directors as a group (9 persons) (11)	7,350,920	8.7%

* Less than 1%

(1)
Based upon 81,786,902 shares of our common stock outstanding on March 31, 2018 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 31, 2018.

(2)
Due to the Ownership Limitation (as defined below), Elliott Associates, L.P. (“Elliott Associates”) may be deemed the beneficial owner of 8,614,866 shares of our common stock through securities held by it and by Manchester Securities Corp., a wholly-owned subsidiary of Elliott Associates (“Manchester”), and Elliott International, L.P. (“Elliott International”), the investment advisor of which is an affiliate of the investment advisor of Elliott Associates. Elliott Associates beneficially holds: (i) 2,833,470 shares of our common stock held by Elliott International, (ii) 1,333,398 shares of our common stock held by Elliott Associates, (iii) May 2013 warrants held by Manchester exercisable for 500,000 shares of our common stock, (iv) 52,500 shares of our Series C-2 non-voting convertible preferred stock held by Elliott Associates convertible into 525,000 shares of our common stock, (v) October 2013 warrants held by Elliott Associates exercisable for 262,500 shares of our common stock, (vi) 97,500 shares of our Series C-2 non-voting convertible preferred stock held by Elliott International convertible into 975,000 shares of our common stock, (vii) October 2013 warrants held by Elliott International exercisable for 487,500 shares of our common stock, (viii) 73,962 shares of our Series D non-voting convertible preferred stock held by Manchester convertible into 1,479,240 shares of our common stock, (ix) March 2015 Warrants held by Manchester convertible into 200,000 shares of our common stock, (x) May 2017 Series A warrants held by Elliott International convertible into 1,360,001 shares of our common stock, (xi) May 2017 Series A warrants held by Elliott Associates convertible into 640,000 shares of our common stock, (xii) May 2017 Series B warrants held by Elliott International convertible into 1,360,001 shares of our common stock, (xiii) May 2017 Series B warrants held by Elliott Associates convertible into 640,000 shares of our common stock, (xiv) 89,623 shares of our Series E non-voting convertible preferred stock held by Manchester convertible into 1,959,759 shares of our common stock, (xv) 1,360 shares of our Series F non-voting convertible preferred stock held by Elliott International convertible into 2,147,142 shares of our common stock (subject to adjustment), (xvi) 640 shares of our Series F non-voting convertible preferred stock held by Elliott Associates convertible into 1,010,419 shares of our common stock (subject to adjustment), (xvii) November 2017 warrants exercisable for 384,103 shares of our common stock held by Elliott International, and (xviii) November 2017 warrants exercisable for 180,755 shares of our common stock held by Elliott Associates (the May 2013 warrants, the October 2013 warrants, the March 2015 Warrants, the May 2017 Series A warrants, the May 2017 Series B warrants, the November 2017 warrants and all shares of preferred stock shall collectively be referred to herein as the “Convertible Securities”). However, in accordance with Rule 13d-4 under the Exchange Act, the number of shares of our common stock into which the Convertible Securities are convertible or exercisable, as applicable, are limited pursuant to the terms of the Convertible Securities to that number of shares of our common stock which would result in Elliott Associates having aggregate beneficial ownership of, with respect to the May 2013 warrants, the October 2013 warrants, the March 2015 Warrants, the May 2017 Series A warrants, the May 2017 Series B warrants, the November 2017 warrants, the Series C-2 preferred stock, the Series D preferred stock, the Series E preferred stock and the Series F preferred stock, 9.99% of the total issued and outstanding shares of our common stock (the "Ownership Limitation"). Elliott Associates disclaims beneficial ownership of any and all shares of our common stock issuable upon any conversion or exercise of the Convertible Securities if such conversion or exercise would cause Elliott Associates’ aggregate beneficial ownership to exceed or remain above the applicable Ownership Limitation (as is currently the case). Therefore, Elliott Associates disclaims beneficial ownership of any shares of our common stock, issuable upon any conversion or exercise of the May 2013 warrants, the October 2013 warrants, the March 2015 Warrants, the May 2017 Series A warrants, the May 2017 Series B warrants, the November 2017 warrants, the Series C-2 preferred stock, the Series D preferred stock, the Series E preferred stock and the Series F preferred stock, which conversion of exercise would be prohibited by the Ownership Limitation. The business address of Elliott Associates is 40 West 57th Street, 30th Floor, New York, New York 10019. Based solely on information contained in a Schedule 13D filed with the SEC on November 13, 2017 by Elliott Associates and other information known to us.

(3)	Consists of (i) 225,373 shares of our common stock, and (ii) 312,500 shares of our common stock issuable upon exercise of stock options.
(4)	Consists of (i) 102,083 shares of our common stock, and (ii) 46,250 shares of our common stock issuable upon exercise of stock options.
(5)	Consists of (i) 38,861 shares of our common stock, and (ii) 198,438 shares of our common stock issuable upon exercise of stock options.
(6)
Consists of (i) 107,409 shares of our common stock, and (ii) 185,000 shares of our common stock issuable upon exercise of stock options. Does not include an aggregate of 85,119 shares of our common stock that were deferred as director fee compensation and that are not issuable until after the individual’s cessation of service with our Board.

(7)
Consists of (i) 2,115,121 shares of our common stock, (ii) 25,000 shares of our common stock issuable upon the exercise of stock options, (iii) 500,000 shares of common stock upon conversion of Series C-3 non-voting preferred stock, and (iv) 2,250,000 shares of common stock issuable upon exercise of warrants.

(8)	Consists of (i) 294,166 shares of our common stock, and (ii) 90,000 shares of our common stock issuable upon exercise of stock options.
(9)	Consists of 452,083 shares of our common stock, and (ii) 25,000 shares of our common stock issuable upon exercise of stock options.
(10)
Consists of 321,136 shares of our common stock, (ii) 25,000 shares of our common stock issuable upon exercise of stock options, (iii) 22,500 shares of our common stock issuable upon exercise of warrants, and (iv) 15,000 shares of our common stock issuable upon exercise of warrants through Wade Capital Corporation Money Purchase Plan, an entity for which Mr. Lefkowitz has voting and investment control.

(11)
Consists of (i) the following held by our directors and executive officers (A) 3,656,232 shares of our common stock, (B) 907,188 shares of our common stock issuable upon exercise of stock options, (C) 2,287,500 shares of our common stock upon exercise of warrants, and (D) 500,000 shares of our warrants upon conversion of Series C-3 non-voting preferred stock, as referenced in footnotes 3 through 10.

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

On April 28, 2017, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC, relating to an underwritten public offering of 16,190,697 shares of our common stock, together with Series A warrants to purchase up to an aggregate of 12,143,022 shares of our common stock and Series B warrants to purchase up to an aggregate of 12,143,022 shares of our common stock, at a price to the public of $0.75 per share and related warrants. Elliott purchased 2,657,668 shares of common stock, Series A warrants to purchase up to 2,000,000 shares, and Series B warrants to purchase up to 2,000,000 shares of our common stock. Our director, Gary Gelbfish, purchased 1,333,334 shares of common stock, Series A warrants to purchase up to 1,000,000 shares, and Series B warrants to purchase up to 1,000,000 shares of our common stock. The purchases by Elliott and Dr. Gelbfish were on the same terms as those for all other investors.

In November 2017, the Company entered into a securities purchase agreement with Elliott Associates, L.P. and Elliott International, L.P., (the “Buyers”), long-term institutional investors in CorMedix, whereby they purchased a newly issued CorMedix Series F convertible preferred stock at $1,000 per share. (See Note 7 – Preferred Stock and Warrants). Separately, on November 9, 2017, the Company entered into a backstop agreement with the Buyers to purchase up to an additional $3 million of Series F convertible preferred stock at $1,000 per share, (the “Backstop Agreement”), at the Company’s sole discretion, beginning January 15, 2018, through March 31, 2018. Gross proceeds of the securities purchase agreement and the Backstop Agreement, if the Backstop Agreement is used in full, total an aggregate of $5.0 million. As consideration for the Backstop Agreement, the Company issued 564,858 warrants, exercisable for three years, to purchase shares of the Company’s common stock at a per share exercise price of $0.001. The number of shares issuable under the warrant was determined by the closing price of the Company’s common stock on November 8, 2017, which was $0.5278, reduced by the amount of equity capital raised from the current ATM program and the sale of common stock to directors, executive officers and other certain employees of the Company totaling $2.4 million. The Buyers may convert the preferred stock into common stock at its option at an effective price of $0.6334 per share, which represents a 20% premium to the closing price of the Company’s common stock on November 8, 2017. The preferred stock will be mandatorily convertible on April 2, 2018, subject to certain equity conditions, at the lower of $0.6334 and a 10% discount to the notional price at which an equity or equity linked transaction in an amount of $5.0 million or more is completed by March 31, 2018, or if no such transaction is completed, a 10% discount to the closing price of the stock on March 31, 2018. The closing price of the common stock on April 2, 2018 was $0.18, which means that the conversion price of the Series F convertible preferred stock is $0.162, which, if converted without any further adjustment to the conversion price, would represent 12,345,679 shares of common stock. No warrants were issued under the securities purchase agreement.

In December 2017, the Company issued an aggregate of 624,246 shares of its common stock to its directors and executive officers and to certain of its employees at a per share purchase price of $0.48. This common stock financing reduced the number of shares issuable under the warrants that the Company was required to issue to the Buyers pursuant to a Backstop Agreement. The Company realized gross proceeds of approximately $300,000. The following related parties participated in the common stock financing:

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

The information on Board independence is found in Item 10 of this Report under the heading “Board Independence.”

Item 14.
Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed to us by Friedman LLP, our independent registered public accounting firm for the years ended December 31, 2017 and 2016, for services relating to: auditing our annual financial statements; reviewing our financial statements included in our quarterly reports on Form 10-Q; reviewing registration statements during 2017 and 2016; financing activities in 2017 and 2016; and services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	2017	2016
Audit Fees	$188,100	$212,700
Audit Related Fees	5,000	-
Tax Fees	11,300	10,800
All Other Fees	--	--
Total	$204,400	$223,500

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving in advance any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by our independent registered public accounting firm. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. All services performed by our independent registered public accounting firm during 2016 were pre-approved by the Audit Committee.

PART IV

Item 15.
Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:

1.
Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon have been filed under Item 8 hereof.

2.
Financial Statement Schedules:

None.

3.
Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated April 8, 2015, between CorMedix Inc. and MLV.	S-3	4/09/2015	1.2
1.2	Amendment No. 1, dated December 8, 2017, to At-the-Market Issuance Sales Agreement, dated April 8, 2015, between CorMedix Inc. and B. Riley FBR, Inc.	8-K	12/08/2017	1.1
1.3	Underwriting Agreement, dated April 28, 2017 by and among CorMedix Inc. and H.C. Wainwright & Co., LLC.	8-K	5/03/2017	1.1
1.4	At Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc.	S-3	3/09/2018	1.1
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010.	S-1/A	3/19/2010	3.5
3.3	Form of Amended and Restated Bylaws as amended April 19, 2016.	10-Q	5/10/2016	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017.	8-K	8/10/2017	3.1
3.6	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.8	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.9	Amended and Restated Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.15
3.10	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.16
3.11	Amended and Restated Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.17

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.12	Amended and Restated Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.18
3.13	Amended and Restated Certificate of Designation of Series F Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on December 11, 2017.	8-K	12/11/2017	3.1
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.3	Form of Warrant issued to ND Partners on April 11, 2013.	10-Q	5/15/2013	4.18
4.4	Form of Warrant issued on July 30, 2013.	8-K	7/26/2013	4.21
4.5	Form of Warrant issued on October 22, 2013.	8-K	10/18/2013	4.22
4.6	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.7	Form of Warrant issued on March 10, 2014	8-K	03/05/2014	4.24
4.8	Warrant issued March 3, 2015.	8-K	03/04/2015	4.1
4.9	Amended and Restated Warrant originally issued March 24, 2010.	8-K	03/04/2015	4.3
4.10	Amended and Restated Warrant originally issued May 30, 2013.	8-K	03/04/2015	4.2
4.11	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	03/04/2015	4.5
4.12	Form of Series A Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	5/03/2017	4.1
4.13	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	5/03/2017	4.2
4.14	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017.	8-K	5/03/2017	4.3
4.15	Form of Warrant issued on November 16, 2017.	8-K	11/13/2017	4.15
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/312009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.6	Agreement for Work on Pharmaceutical Advertising dated January 10, 2013 by and between MKM Co-Pharma GmbH and CorMedix Inc.	8-K	1/16/2013	10.22

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.7	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.8	Form of Securities Purchase Agreement, dated January 7, 2014, between CorMedix Inc. and the investors named therein.	8-K	1/09/2014	10.36
10.9	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.10	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.	10-K	3/15/2016	10.16
10.11*	Employment Agreement, dated as of September 27, 2016 and effective as of October 3, 2016, between CorMedix, Inc. and Khoso Baluch	8-K	10/03/2016	10.1
10.12*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Robert Cook.	10-K	3/16/2017	10.12
10.13*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Judith Abrams.	10-K	3/16/2017	10.13
10.14	Employment Agreement, effective March 1, 2017, between CorMedix Inc. and John Armstrong.	10-K	3/16/2017	10.14
10.15	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto.	8-K	11/13/2017	10.1
10.16	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.2
10.17	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.3
10.18	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	12/11/2017	10.1
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/19/2018	23.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/19/2018	32.1
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/19/2018	32.2
101	The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016, (iv) Statements of Cash Flows for the years ended December 31, 2017 and 2016 and (v) Notes to the Financial Statements.	10-K	3/19/2018	101
_____________

*	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

April 11, 2018	By:	/s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)

April 11, 2018	By:	/s/ Robert Cook
Robert Cook
Chief Financial Officer (Principal Financial and Accounting Officer)