Form 10-Q
period 2018-03-31
CorMedix Inc.
filed 2018-05-15
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of May 11, 2018 was 81,903,027.

CORMEDIX INC. AND SUBSIDIARY

PART I
FINANCIAL INFORMATION

Item 1.
Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$8,162,034	$10,379,729
Restricted cash	171,553	171,553
Short-term investments	-	1,604,198
Trade receivables	8,651	64,148
Inventories, net	578,912	594,194
Prepaid research and development expenses	80,613	86,652
Other prepaid expenses and current assets	401,903	367,177
Total current assets	9,403,666	13,267,651
Property and equipment, net	205,303	186,282
TOTAL ASSETS	$9,608,969	$13,453,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,659,744	$1,808,311
Accrued expenses	5,090,886	4,363,867
Deferred revenue	17,647	88,404
Total current liabilities	8,768,277	6,260,582
TOTAL LIABILITIES	8,768,277	6,260,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 419,585 shares issued and outstanding at March 31, 2018 and December 31, 2017	420	420
Common stock - $0.001 par value: 160,000,000 shares authorized; 81,786,902 and 71,413,790 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	81,787	71,414
Accumulated other comprehensive income	97,008	98,433
Additional paid-in capital	163,003,806	159,197,950
Accumulated deficit	(162,342,329)	(152,174,866)
TOTAL STOCKHOLDERS’ EQUITY	840,692	7,193,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,608,969	$13,453,933

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue
Net sales	$23,210	$39,559
Cost of sales	(28,575)	(93,571)
Gross loss	(5,365)	(54,012)
Operating Expenses
Research and development	(8,280,442)	(4,924,267)
Selling, general and administrative	(1,903,016)	(2,640,726)
Total operating expenses	(10,183,458)	(7,564,993)
Loss From Operations	(10,188,823)	(7,619,005)
Other Income (Expense)
Interest income	14,775	23,431
Foreign exchange transaction loss	(9,197)	(1,286)
Interest expense	(1,873)	-
Total income	3,705	22,145
Net Loss	(10,185,118)	(7,596,860)
Other Comprehensive Income (Loss)
Unrealized gain from investment	-	10,113
Foreign currency translation loss	(1,425)	(992)
Total comprehensive income (loss)	(1,425)	9,121
Comprehensive Loss	$(10,186,543)	$(7,587,739)
Net Loss Per Common Share – Basic and Diluted	$(0.14)	$(0.19)
Weighted Average Common Shares Outstanding – Basic and Diluted	75,356,388	40,624,920

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehen- sive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity

Balance at January 1, 2018	71,413,790	$71,414	419,585	$420	$98,433	$159,197,950	$(152,174,866)	$7,193,351

Proceeds from ATM sale of common stock, net	10,202,099	10,202				3,258,961		3,269,163
Issuance of vested restricted stock	43,385	43				(43)		-
Stock issued for payment of deferred fees	127,628	128				173,645		173,773
Stock-based compensation						373,293		373,293
Cumulative effect of adoption of ASC 606 (Note 1)							17,655	17,655
Other comprehensive income					(1,425)			(1,425)
Net loss							(10,185,118)	(10,185,118)
Balance at March 31, 2018	81,786,902	$81,787	419,585	$420	$97,008	$163,003,806	$(162,342,329)	$840,692

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,185,118)	$(7,596,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	373,293	452,023
Loss on foreign currency transactions	-	210
Depreciation	19,381	8,773
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	57,182	(63,509)
Decrease in inventory	15,282	71,866
(Increase) decrease in prepaid expenses and other current assets	(28,151)	563,180
Increase in accounts payable	1,849,784	80,764
Increase (decrease) in accrued expenses	916,578	(270,292)
Decrease in deferred revenue	(72,534)	(4,881)
Net cash used in operating activities	(7,054,303)	(6,758,726)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	1,604,198	5,160,073
Purchase of equipment	(38,226)	(1,998)
Net cash provided by investing activities	1,565,972	5,158,075
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program	3,269,163	347,361
Proceeds from exercise of stock options	-	6,800
Net cash provided by financing activities	3,269,163	354,161
Foreign exchange effect on cash	1,473	668
NET DECREASE IN CASH	(2,217,695)	(1,245,822)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	10,551,282	8,236,043
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$8,333,587	$6,990,221
Cash paid for interest	$1,873	$-
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$-	$7
Issuance of common stock for payment of deferred fees	$173,773	$10,218
Unrealized gain from investments	$-	$10,113
Issuance of common stock for vested restricted stock units	$43	$-

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

The Company launched its first Phase 3 clinical trial in hemodialysis patients with catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, active control trial which aims to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. Two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the U.S. The design of the second Phase 3 clinical trial required for NDA submission has not been determined.

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. Neutrolin is registered and is being sold in certain European Union and Middle Eastern countries.

The completion of the Company’s ongoing LOCK-IT-100 clinical trial and the execution of the second Phase 3 clinical trial are dependent on the Company’s ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships (See Notes 2 and 5). The Company can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, to complete its clinical development program for Neutrolin.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2018 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2018. The accompanying condensed balance sheet as of December 31, 2017 has been derived from the audited financial statements included in such Form 10-K.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The majority of the Company’s revenue relates to the sale of finished products to various customers, and the adoption did not have a material impact on revenue recognized from these transactions. The Company accelerated the remaining deferred revenue under these agreements and recorded the reserve for returns and allowances as cumulative effect adjustments to opening retained earnings at January 1, 2018 in net amount of $17,655.

The following table presents the Company’s revenue for the three months ended March 31, 2018 under the ASC 606 model as compared to revenue under the previous guidance:

	Revenue As Reported	Revenue Under Previous Guidance	Difference
Net revenue	$21,004	$21,004	$-
Revenue recognized under agreement with warranty	-	30,158	30,158
Revenue recognized under Wonik Agreement	2,206	2,206	-
Total net revenue	$23,210	$53,368	$30,158

In October 2015, the Company shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by the Company if the customer was not able to sell the product before it expired. As a result of this warranty, the Company may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. As the result of the adoption of ASC 606, the Company accelerated the deferred revenue and related cost of sales in the net amount of $70,500 and recorded the warranty obligation in the amount of $52,900 upon adoption (see Note 1).

In January 2016, the FASB issued a new standard that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company adopted this guidance on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued new guidance which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance on January 1, 2018 and it did not have an impact on its consolidated financial statements.

In November 2016, the FASB issued new guidance which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company adopted this guidance on January 1, 2018 and has included restricted cash in its beginning and ending cash balances on the statement of cash flows for the three months ended March 31, 2018 and 2017.

In May 2017, the FASB issued new guidance which clarifies the application of stock based accounting guidance when a change is made to the terms or conditions of a share-based payment award. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted this guidance on January 1, 2018 and it did not have an impact on its consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies:

Liquidity, Going Concern and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2018, the Company had an accumulated deficit of $162.3 million, and had incurred losses from operations of $10.2 million for the quarter then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the ongoing hemodialysis Phase 3 clinical trial in the U.S.) and the Company’s other operating requirements, as well as the current status of the Company’s negotiations with its contract research organization (CRO), management believes that the Company’s existing cash and cash equivalents at March 31, 2018 are expected to fund its operations into the third quarter of 2018, subject to the outcome of the Company’s assessment and negotiations with its CRO for the delay incurred in performing the interim efficacy analysis of the LOCK-IT-100 clinical trial (see Note 5). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

At March 31, 2018, approximately $14.5 million remained available for sale under the Company’s August 2016 At-the-Market Issuance Sales Agreement, as amended on December 8, 2017, (the “ATM program”) with B. Riley FBR, Inc. (“B. Riley”) (see Note 3 – Stockholders’ Equity). This ATM program expired on April 16, 2018. On March 9, 2018, the Company entered into a new At-the-Market Issuance Sales Agreement with B. Riley for the sale of up to $14.7 million of the Company’s common stock, the registration statement for which was filed on March 9, 2018 and became effective on April 16, 2018. The company has not sold any shares under the new agreement as of the March 31, 2018 financial satement filing date.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products in order to complete its Phase 3 clinical trials and until it achieves profitability, if ever. Management is actively pursuing financing plans but can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its research and development programs which would likely have a material adverse effect on the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s operations are subject to a number of other factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the ability to obtain regulatory approval to market the Company’s products; ability to manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; and the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products.

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

The following table is the reconciliation of the recently adopted new accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s condensed consolidated statement of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$8,162,034	$6,818,668
Restricted cash	171,553	171,553
Total cash, cash equivalents and restricted cash	$8,333,587	$6,990,221

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2018 or December 31, 2017.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2018 and December 31, 2017, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2018 and December 31, 2017:

March 31, 2018:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$3,658,011	$-	$-	$3,658,011
Total March 31, 2018	$3,658,011	$-	$-	$3,658,011
December 31, 2017:
Money Market Funds included in Cash Equivalents	$6,032,034	$-	$-	$6,032,034
Corporate Securities	905,625	(112)	-	905,516
Commercial Paper	698,682	-	-	698,682
Subtotal	1,604,307	(112)	-	1,604,198
Total December 31, 2017	$7,636,341	$(112)	$-	$7,636,232

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

March 31, 2018:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$3,658,011	$3,658,011	$-	$-
Total March 31, 2018	$3,658,011	$3,658,011	$-	$-
December 31, 2017:
Money Market Funds	$6,032,034	$6,032,034	$-	$-
Corporate Securities	905,516	-	905,516	-
Commercial Paper	698,682	-	698,682	-
Subtotal	1,604,198	-	1,604,198	$-
Total December 31, 2017	$7,636,232	$6,032,034	$1,604,198	$-

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

Restricted Cash

As of March 31, 2018 and December 31, 2017, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$140,691	$141,233
Work in process	532,583	526,067
Finished goods	8,638	29,894
Inventory reserve	(103,000)	(103,000)
Total	$578,912	$594,194

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Professional and consulting fees	$515,349	$485,089
Accrued payroll and payroll taxes	417,712	755,221
Clinical trial and manufacturing development	3,866,000	2,884,924
Product development	80,001	80,001
Market research	116,466	116,466
Other	95,358	42,166
Total	$5,090,886	$4,363,867

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price and (v) recognizing revenue.

The Company recognizes net sales upon shipment of product to the dialysis centers and upon meeting the five step model prescribed by ASC 606 outlined above.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment is being recognized as revenue on a straight-line basis over the contractual term of the Agreement. The Company recognized $2,200 revenue related to the Wonik agreement for each of the three months ended March 31, 2018 and 2017.

Deferred revenue related to this agreement at March 31, 2018 and December 31, 2017 amounted to approximately $17,600 and $19,800, respectively.

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

	Three Months Ended March 31,
	2018	2017
Series C non-voting convertible preferred stock	2,540,000	2,790,000
Series D non-voting convertible preferred stock	1,479,240	1,479,240
Series E non-voting convertible preferred stock	1,959,759	1,959,759
Series F non-voting convertible preferred stock	3,157,561	-
Shares underlying outstanding warrants	23,017,891	4,006,468
Shares underlying restricted stock units	97,529	107,931
Shares underlying outstanding stock options	5,501,613	5,637,045
Total	37,753,593	15,980,443

Stock-Based Compensation

The Company accounts for stock options granted to employees, officers and directors according to ASC No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance based conditions. Stock-based compensation is recognized as expense over the employee’s requisite service period on a straight-line basis.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees”.  The non-cash charge to operations for non-employee options with time-based vesting provisions is based on the fair value of the options remeasured each reporting period and amortized to expense over the related vesting period. The non-cash charge to operations for non-employee options with performance based vesting provisions is recorded when the achievement of the performance condition is probable and remeasured each reporting period until the performance condition is achieved.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

At March 31, 2018, the Company had a sales agreement, as amended on December 8, 2017, with B. Riley (the “Sales Agreement”) under which the Company may issue and sell up to an aggregate of $60.0 million of shares of its common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. When the Company wishes to issue and sell common stock under the Sales Agreement, it notifies B. Riley of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the Sales Agreement. The shares of common stock to be sold under the Sales Agreement are registered under an effective registration statement filed with the SEC. The Sales Agreement expired on April 16, 2018. During the quarter ended March 31, 2018, the Company issued 10,202,099 shares of common stock under the Sales Agreement and realized net proceeds of approximately $3,269,000.

On March 9, 2018, the Company entered into a new agreement with B. Riley for the sale of up to $14.7 million of the Company’s common stock, the registration statement for which was filed on March 9, 2018 and became effective on April 16, 2018. The registration statement is for an aggregate of $70.0 million of the Company’s securities, including the $14.7 million of common stock allocated to the ATM program.

During the quarter ended March 31, 2018, the Company issued an aggregate of 43,385 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors.

During the quarter ended March 31, 2018, the Company issued an aggregate of 127,628 shares of its common stock to its certain board members for payment of deferred fees.

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

	As of March 31, 2018			As of December 31, 2017
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-2	150,000	10.0	1,500,000	150,000	10.0	1,500,000
Series C-3	104,000	10.0	1,040,000	104,000	10.0	1,040,000
Series D	73,962	21.0	1,553,202	73,962	21.0	1,553,202
Series E	89,623	49.2	4,409,452	89,623	49.2	4,409,452
Series F	2,000	1,000	2,000,000	2,000	1,000	2,000,000
Total	419,585		10,502,654	419,585		10,502,654

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2017, the Company entered into a securities purchase agreement with existing institutional investors (the “Buyers”), pursuant to which, on November 16, 2017, the Company sold $2.0 million of its Series F convertible preferred stock (“Series F Stock”) at $1,000 per share. Based on the terms of the Series F Stock, the conversion price was set at $0.162 on April 2, 2018, currently convertible anytime at the Buyers' option. The conversion price of the Series F Stock is subject to anti-dilution adjustment for customary recapitalization events such as stock splits, as well as full ratchet anti-dilution protection in the event that the Company does not obtain the subordination of the Series C-3 preferred stock to that of the Series F Stock or obtain stockholder approval, if required by NYSE American rules, of the issuance of common stock that exceeds NYSE American rules. The Series F Stock became mandatorily convertible on April 2, 2018, subject to certain equity conditions, one of which was not met as of March 31, 2018. The last condition to be met is the subordination of the outstanding Series C-3 preferred stock to the Series F Stock. When and if that condition is met, the Series F Stock will be mandatorily convertible.Pursuant to the terms of the Series F Stock, a holder will be prohibited from converting shares of Series F Stock into shares of common stock if, as a result of such conversion, (i) such holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding, or (ii) the Company would issue shares in an amount equal to or greater than 20% of the shares of common stock outstanding on November 9, 2017, unless the Company has received the approval of its stockholders for such overage.

Stock Options

During the three months ended March 31, 2018, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 588,000 shares of the Company’s common stock under the 2013 Stock Incentive Plan. The weighted average exercise price of these options is $0.42 per share.

During the three months ended March 31, 2018, and 2017, total compensation expense for stock options issued to employees, directors, officers and consultants was $350,000 and $431,000, respectively.

As of March 31, 2018, there was $2,606,000 in total unrecognized compensation expense related to stock options granted which expense will be recognized over an expected remaining weighted average period of 1.6 years.

The fair value of the grants are determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected Term	5 years	5 years
Volatility	92.97% - 94.6%	103.78% - 104.67%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.63% - 2.65%	1.93% - 1.99%
Weighted average grant date fair value of options granted during the period	$0.31	$1.42

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods. The expected term of the stock options granted to consultants is based upon the full term of the respective option agreements. Beginning January 1, 2017, the expected stock price volatility for the Company’s stock options is calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010, with a lookback period equal to the expected term of the respective award. In 2016, the expected stock price volatility was calculated based on the historical volatility since the initial public offering, weighted between the period pre and post CE Mark approval in the European Union. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards which is 5 years for employees and 10 years for non-employees.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock options activity and related information for the three months ended March 31, 2018:

	Shares	Weighted AverageExercise Price	Weighted AverageRemaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,962,795	$2.04	7.5	$247,500
Forfeited	(49,182)	$1.41		$0
Granted	588,000	$0.42		$0
Outstanding at end of period	5,501,613	$1.87	7.4	$0
Vested at end of period	2,637,837	$1.89	6.0	$0

There were no stock option exercises during the quarter ended March 31, 2018 and during the quarter ended March 31, 2017, the total intrinsic value of stock options exercised was $13,200. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Restricted Stock Units

During the three months ended March 31, 2018, the Company granted an aggregate 74,500 restricted stock units (“RSUs”) to its directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $0.57 per share. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on each date of grant. These RSUs will vest in full on the first anniversary of the grant date, subject to continued service on the board.

During the three months ended March 31, 2018 and 2017, compensation expense recorded for these RSUs was $23,000 and $21,000, respectively. Unrecognized compensation expense for these RSUs amounted to $68,700. The expected weighted average period for the expense to be recognized is 0.82 years.

Warrants

As of March 31, 2018, there were 23,017,891 outstanding warrants with a weighted average exercise price of $1.07 per share and a weighted average remaining contractual life of 3.2 years.

Note 4 — Related Party Transactions:

On March 19, 2018, the Company entered into a binding term sheet with Elliott Management Corporation for a proposed $3.0 million backstop facility. The proposed backstop facility would be available for drawing between April 16, 2018 and July 31, 2018. In view of its ongoing negotiations with its CRO regarding certain remediation efforts and financial considerations for the delay incurred by the Company in performing the interim efficacy analysis of the LOCK-IT-100 study, the Company has determined to delay the finalization of this transaction.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the June 2016 decision of the German PTO on the invalidity of the utility model, which we have appealed. On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. The Company disagrees with this decision and plans to appeal. The Company’s appeal will be based, in part, on the written opinion to be issued by the Opposition Division, which is expected by the third quarter of 2018. The Company continues to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that the Company will prevail in this matter with either the German PTO or the EPO. In addition, the ongoing Unfair Competition litigation brought by the Company against TauroPharm is not affected and will continue.

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

Commitments

Manufacturing

The Company has developed a program aimed at reducing the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of that program, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 will coordinate certain manufacturing services related to taurolidine that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The services related to this agreement were completed in the first quarter of 2017 at a total cost of $1.8 million. The API produced under this agreement has been manufactured for future commercial sales in the EU and Middle East and used for the U.S. Phase 3 clinical trial.

The Company also has several service agreements with RC2 for the manufacture of clinical supplies to support its Phase 3 clinical trials for an aggregate amount of $8.9 million at March 31, 2018.  During the quarters ended March 31, 2018 and 2017, the Company recognized research and development expense of approximately $129,000 and $543,000, respectively, related to these agreements. The Company may terminate these agreements upon 30 days written notice and is only obligated for project costs and reasonable project shut down costs provided through the date of termination.

Clinical and Regulatory

In December 2015, the Company entered into a Master Service Agreement and Work Orders (the “Master Service Agreement”) with a CRO to help the Company conduct its Phase 3 multicenter, double-blind, randomized active control study to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, the Company signed a contract modification with its CRO for an additional cost of $7.2 million to cover the extension of the estimated study timeline, incorporate several protocol amendments and take on several new tasks related to the enrollment sites. Given several changes to the study agreed with the FDA, the Company signed a second contract modification with its CRO for an additional $6.3 million, to cover the continuation of trial enrollment which is anticipated to continue into the third quarter of 2018, the increased length of time in which patients are enrolled and additional activities related to the collection of retrospective data outside the treatment centers. At March 31, 2018, the total cost of the contract increased to $33 million from its original amount of $19.2 million. During the quarters ended March 31, 2018 and 2017, the Company recognized $5,798,000 and $2,555,000 in research and development expense related to this agreement, respectively. The remaining budget under this current contract is approximately $12 million at March 31, 2018.

The Company has determined that issues in data quality have delayed the timing of the completion of the interim efficacy analysis and is in negotiations with its CRO regarding certain remediation efforts and financial considerations. The Company is assessing the impact of this delay and the possible outcomes of its discussions with its CRO on its anticipated cash needs and future commitments. As such, the current contract is subject to further modifications as the clinical trial progresses.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. In 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of March 31, 2018 and 2017 is 109,157 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance of $2,500,000 for the quarters ended March 31, 2018 and 2017. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended March 31, 2018 and 2017.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Employment Agreements

On March 19, 2018, the Company entered into an employment agreement with Elizabeth Masson, its Executive Vice President and Head of Clinical Operations. Unless renewed pursuant to the terms thereof, the agreement will expire on March 18, 2021. After the initial three-year term of the employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed. In connection with Ms. Masson’s employment, the Company granted her stock options to purchase 310,000 shares of common stock, 186,000 of which vest over four years and 124,000 of which vest upon the achievement of designated milestones.

If the Company terminates Ms. Masson’s employment other than for Cause (as defined in the agreement), death or disability, other than by notice of nonrenewal, or if she resigns for Good Reason (as defined in the agreement), Ms. Masson will receive her base salary and benefits for a period of nine months following the effective date of the termination of her employment, and all unvested stock options held by her will be accelerated and deemed to have vested as of the termination date, provided that any milestone option whose vesting requirements have not been met as of the termination date will not be accelerated.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Concentrations:

At March 31, 2018, approximately 70% of net accounts receivable was due from two customers (45% and 25%). During the quarter ended March 31, 2018, the Company had revenue from two customers that each exceeded 10% of its total sales (45% and 17%).

At December 31, 2017, approximately 81% of net accounts receivable was due from two customers (57% and 24%). During the year ended December 31, 2017 and 2016, the Company had revenue from two customers that each exceeded 10% of its total sales (25% and 19%) and (24% and 12%), respectively.

Note 7 — Subsequent Event:

The Company intends to ask its stockholders to approve a reverse split of the Company’s common stock and grant to the Board the authority to set the ratio for the reverse split in the range of 1-for-5 and 1-for-10, as determined by the Board of Directors, at any time before June 26, 2019, if and as determined by the Board of Directors (the “Reverse Stock Split”). A special stockholders’ meeting is planned to be held on June 26, 2018. If the proposal is approved by the stockholders, the Board will have authority to effect the Reverse Stock Split, if and at such time and in such ratio as it determines to be appropriate within that range and time period. Currently, if approved by the stockholders, the Company expects to effect the Reverse Stock Split shortly after such approval.

On April 2, 2018, pursuant to its terms, the conversion price of the Company’s Series F Stock was set at $0.162 and the Series F Stock also became mandatorily convertible, subject to certain equity conditions, one of which has not been met as of the date of this report. The last condition to be met is the subordination of the Company’s outstanding Series C-3 preferred stock to the Series F Stock. When and if that condition is met, the Series F Stock will be mandatorily convertible.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 19, 2018.

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

We initiated a Phase 3 clinical trial in hemodialysis patients with a central venous catheter (“LOCK-IT-100”) in December 2015. Two successful pivotal trials to demonstrate the safety and effectiveness of Neutrolin are required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the United States.

In April 2017, a safety review by an independent Data Safety Monitoring Board, or DSMB was completed. The DSMB unanimously concluded that it is safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized into the trial.

On August 2, 2017, we announced that the FDA had agreed to key changes to the LOCK-IT-100 clinical trial. We believe that the changes endorsed by the FDA will facilitate our ability to complete patient enrollment of our ongoing Phase 3 clinical trial in hemodialysis patients with central venous catheters by the third quarter of 2018, and to complete the trial once we have accumulated the requisite number of CRBSI events. We sought guidance from the FDA to address, in part, the apparent overall lower rate of catheter-related blood stream infection (CRBSI) events from patients in the study, as announced in April 2017. Changes to the study included 1) the utilization of a Clinical Adjudication Committee (CAC) to assess suspected CRBSIs; 2) the use of the CAC to critically and independently assess suspected CRBSIs in a blinded fashion based on a single positive blood culture and supporting documentation, rather than two positive blood cultures as required per protocol; 3) the ability to capture cases occurring outside of dialysis centers to facilitate more complete capture of CRBSI events in the study, particularly when patients present with CRBSI events outside of the dialysis center setting, e.g. emergency rooms or urgent care centers; and 4) a revision of the design of the study to detect a treatment effect of 55% or greater when comparing the Neutrolin and heparin control arms. The FDA agreed that cases adjudicated by the CAC to be CRBSI events and the per protocol definition of CRBSI events will be included in the primary analysis of the primary efficacy endpoint of the LOCK-IT-100 study. The amended study assumptions including a reduction in statistical power have resulted in a reduction in the total number of CRBSI events required from 161 events to 56 events to complete the study.

We recently announced that we are in negotiations with our contract research organization (CRO) regarding certain remediation efforts and financial considerations for the ongoing delay we incurred in performing the interim efficacy analysis of the LOCK-IT-100 study. We are currently anticipating that the DSMB will review the interim analysis and make its recommendations in July 2018, assuming no further significant delays in obtaining the additional data needed to assess secondary endpoints and severe adverse events (SAEs) to complete the review process are encountered. We are assessing the impact of this delay and the possible outcomes of our CRO negotiations on our anticipated cash needs.

We are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible combination treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We are seeking one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma.

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

Since our inception, we have not generated sufficient revenue from product sales to be profitable.  Our operations to date have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the European Union and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we continue to conduct our ongoing Phase 3 clinical trial in hemodialysis patients with catheters, plan a second Phase 3 clinical trial for Neutrolin, commercialize Neutrolin in the European Union and other foreign markets, pursue business development activities, incur additional legal costs to defend our intellectual property, and seek FDA approval of Neutrolin in the U.S.  As of March 31, 2018, we had an accumulated deficit of approximately $162.3 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on clinical development in the U.S. and optimization of sales in foreign markets where Neutrolin is approved. In December 2015, we contracted with our CRO to help us conduct our multicenter, double-blind, randomized, active control Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017 and again in November 2017 we modified the original contract to cover various changes in cost due to timeline extensions, protocol changes, and additional activities related to the collection of retrospective data outside the treatment centers. In April 2018 we announced that we brought in-house and assumed direct responsibility for several aspects of the study, among them site management and review of SAE’s for the remainder of the study. Our CRO is currently working cooperatively with us on the other operational aspects of the study. At March 31, 2018, the total cost of the contract had increased to $33 million from its original amount of $19.2 million, of which approximately $26.5 million has been accrued through March 31, 2018. An additional contract modification is currently expected to be executed to reflect the impact of the recent changes in timeline and reduced CRO activity.

We are pursuing additional opportunities to generate value based on taurolidine, an active component of Neutrolin. Based on initial feasibility work, we have completed an initial round of pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels, which will require a PMA regulatory pathway for approval. We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We are seeking one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma.

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended March 31,		% of Change Increase
	2018	2017	(Decrease)
Revenue	$23	$40	41%
Cost of sales	(29)	(94)	(69)%
Gross profit (loss)	(6)	(54)	(90)%
Operating Expenses:
Research and development	(8,280)	(4,924)	68%
Selling, general and administrative	(1,903)	(2,641)	(28)%
Total operating expenses	(10,183)	(7,565)	35%
Loss from operations	(10,189)	(7,619)	34%
Interest income	15	23	(37)%
Foreign exchange transaction loss	(9)	(1)	615%
Interest expense	(2)	-	N/A
Net loss	(10,185)	(7,597)	34%
Other comprehensive income	(1)	9	(114)%
Comprehensive loss	$(10,186)	$(7,588)	34%

Revenue. Revenue was $23,000 for the three months ended March 31, 2018 as compared to $40,000 in the same period last year, a decrease of $17,000. The decrease was primarily due to the adoption of ASC 606 at January 1, 2018 of which, no deferred revenue for the products sold with warranty was recognized for the three months ended March 31, 2018 as compared to the $30,000 deferred revenue recognized for the same period last year. This decrease was offset by an increase in product sales in the amount of $13,000 for the three months ended March 31, 2018.

Cost of Sales. Cost of sales was approximately $29,000 for the three months ended March 31, 2018 compared to $94,000 in the same period last year, a decrease of $65,000. The decrease was primarily due to the stability studies initiated in 2017 and recognition of cost of sales associated with deferred revenue. The decrease was primarily due to the adoption of ASC 606 at January 1, 2018 of which, no deferred revenue for the products sold with warranty was recognized for the three months ended March 31, 2018 as compared to the $30,000 deferred revenue recognized for the same period last year. This decrease was offset by an increase in product sales in the amount of $13,000 for the three months ended March 31, 2018.

Research and Development Expense. R&D expense was approximately $8,280,000 for the three months ended March 31, 2018, an increase of $3,356,000, from $4,924,000 for the three months ended March 31, 2017. The increase was primarily attributable to increased expenses related to the LOCK-IT-100 trial of $3,880,000, due to increased number of patients enrolled, and an increase in personnel costs mainly due to conversion of several consultants into employee status of $152,000, including the chief medical officer, partially offset by a decrease in costs to support the U.S. clinical trial drug supply consisting of manufacturing process development activities of $538,000, reduced cost of studies related to wound closure, would management and surgical meshes of $130,000, and a decrease in consulting fees of $32,000.

Selling, General and Administrative Expense. SG&A expense was $1,903,000 for the three months ended March 31, 2018, a decrease of $738,000 from $2,641,000 for the three months ended March 31, 2017. The decrease was primarily attributable to reductions in consulting fees of $492,000, mainly due to executive search fees that were incurred in 2017, a decrease in marketing research studies of $175,000, and a decrease in non-cash charge for stock-based compensation expense of $96,000. These decreases, among others of lesser significance, were partially offset by an increase in investor relations expense of $44,000.

Interest Income. Interest income was $15,000 for the three months ended March 31, 2018 compared to $23,000 for the same period last year, a decrease of $8,000. The decrease was attributable to lower average interest-bearing cash balances and short-term investments during 2018 as compared to the same period in 2017.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income (loss) totaling a $1,000 loss and $9,000 gain for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since our incorporation. During the three months ended March 31, 2018, we received net proceeds of $3,269,000 from the issuance of 10,202,099 shares of common stock under our then current at-the-market-issuance sales agreement.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $7,054,000 as compared to $6,759,000 for the same period in 2016, an increase in net cash use of $295,000. The increase was primarily attributable to an increase in net loss of $2,588,000 driven by increased research and development expenses. The net loss of $10,185,000 for the quarter ended March 31, 2018 was higher than cash used in operating activities by $3,131,000. The difference is primarily attributable to increases in accounts payable and accrued expenses of $1,850,000 and $917,000, respectively, non-cash stock-based compensation of $373,000, and decreases in prepaid expenses, trade receivables and inventory of $87,000, $57,000 and $15,000, respectively, partially offset by a decrease in deferred revenue of $73,000.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2018 was $1,566,000 as compared to $5,158,000 for the same period in 2017, both of which are mainly attributable to the proceeds on the sale of short-term investments.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $3,269,000 as compared to $354,000 for the same period in 2017. During the quarter ended March 31, 2018, we generated net proceeds of $3,269,000 from the sale of our common stock in our then current at-the-market program. During the same period in 2017, we generated $347,000 from the sale of our common stock in the current at-the-market program and received net proceeds of $7,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of March 31, 2018 was $8.2 million, excluding restricted cash of $0.2 million, compared with $12 million at December 31, 2017. As of the date of this report, we have $14.7 million available under our at-the-market program. On March 9, 2018, we entered into a new ATM agreement for the sale of up to $14.7 million of our common stock, for which the registration statement was filed on March 9, 2018 and became effective on April 16, 2018. This ATM agreement and registration statement is for an aggregate of $70.0 million of our securities, including the $14.7 million of common stock allocated to the ATM program, and replaced the prior ATM and related registration statement, both of which expired on April 16, 2018.

Because our business has not generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally. Our continued operations and specifically the completion of our ongoing LOCK-IT-100 clinical trial for Neutrolin in the U.S., which was initiated in December 2015, will depend on our ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, that may enable us to complete our LOCK-IT-100 clinical trial and a second Phase 3 trial that is currently required in order to receive FDA marketing approval.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. We may utilize our new at-the-market program, if conditions allow, to support our ongoing funding requirements. Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We intend to hold a special meeting of stockholders to seek approval to amend our certificate of incorporation to effect a reverse stock split at a ratio of any whole number between 1-for-5 and to 1-for-10, as determined by our board, at any time before June 26, 2019, if and as determined by our board of directors. Such approval may not be obtained. If approved, following the implementation of a reverse stock split, and as a critical part of our ongoing efforts to finance our ongoing LOCK-IT-100 clinical trial, we anticipate conducting a rights offering whereby our stockholders as of a record date to be selected by our board of directors would receive rights to purchase shares of common stock and possibly other securities. The rights offering would be dependent upon having a sufficient number of authorized but unissued shares of common stock needed to complete the transaction, which our board of directors believe is vital and in our best interests.This report does not constitute an offer of any of our securities for sale or the solicitation of an offer to buy any of our securities. Any such rights offering can be made only by a prospectus that we would make available to our stockholders upon the effectiveness of the registration statement for the securities to be offered in the rights offering.

While we expect to grow product sales, we do not anticipate that we will generate significant product revenues in the foreseeable future. In the absence of such revenue, we are likely to continue generating operating cash flow deficits. We expect to incur increases in our cash used in operations as we continue our Phase 3 clinical trials, pursue business development activities, incur additional legal costs to defend our intellectual property and seek FDA approval of Neutrolin in the U.S.

Based on our cash resources at March 31, 2018, the expected timing and cost of the ongoing LOCK-IT-100 clinical trial in the U.S., and the current status of our negotiations with our CRO, we believe that our existing cash and cash equivalents will fund our operations into the third quarter of 2018. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our Neutrolin Phase 3 program, including our ongoing LOCK-IT-100 clinical trial. We could also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. ASC 606 prescribes a five step model for recognizing revenue which includes (i) identifying the contract; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

Our product Neutrolin received its CE Mark in Europe in July 2013 and shipment of product to the dialysis centers began in December 2013. In accordance with ASC 606, we recognize revenue from product sales based on the five-step model. As such, we recognize revenue upon shipment of product to the dialysis centers.

For our exclusive distribution agreements in which we received upfront payments, revenue is recognized based on the five-step model.

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by us if the customer was not able to sell the product before it expired. As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. As the result of the adoption of ASC 606, we accelerated the deferred revenue and related cost of sales associated with the shipment of this product in the net amount of $70,500 and recorded the warranty obligation in the amount of $52,900.

In August 2014, we entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid to us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. We recognized $2,200 revenue related to the Wonik agreement for each of the three months ended March 31, 2018 and 2017.

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

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2018.  Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the June 2016 decision of the German PTO on the invalidity of the utility model, which we have appealed. On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and plan to appeal. Our appeal will be based, in part, on the written opinion to be issued by the Opposition Division, which is expected by the third quarter of 2018. We continue to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that we will prevail in this matter with either the German PTO or the EPO. In addition, the ongoing Unfair Competition litigation against TauroPharm is not affected and will continue.

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

Item 1A.
Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except the additional detailed risk as set forth below.

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

Based on our cash resources at March 31, 2018, the expected timing and cost of the ongoing LOCK-IT-100 clinical trial in the U.S., and the current status of our negotiations with our CRO, we believe that our existing cash and short-term investments will fund operations into the third quarter of 2018. We will need additional funding thereafter to complete our ongoing and anticipated Phase 3 clinical trials in the U.S., and to continue the Neutrolin development program through to NDA filing and approval. If we are unable to raise additional funds when needed, we may not be able to complete our ongoing Phase 3 clinical trial, to complete the Neutrolin development program through to NDA filing and marketing approval or commercialize Neutrolin and we could be required to delay, scale back or eliminate some or all of our research and development programs. We can provide no assurances that any financing or strategic relationships will be available to us on acceptable terms, or at all. We expect to incur increases in our cash used in operations as we continue to conduct our ongoing Phase 3 clinical trial and prepare for additional Phase 3 clinical trials, seek FDA approval of Neutrolin in the U.S., commercialize Neutrolin in Europe and other markets, pursue development of our medical devices and other business development activities, and incur additional legal costs to defend our intellectual property.

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

At the time that we may need additional financing, we may not have sufficient authorized shares of common stock available, depending on the amount of the financing, the price of our common stock and our obligations to reserve shares for our outstanding convertible preferred stock, warrants and options. We currently have 160,000,000 shares of common stock authorized and at May 11, 2018, we had 81,903,027 shares outstanding and 47,901,830 shares reserved for issuance upon the exercise and conversion of our outstanding convertible preferred stock, warrants and options. To increase our authorized common stock, we would need stockholder approval to amend our certificate of incorporation, which approval may not be obtained. We intend to seek stockholder approval at a special meeting of stockholders to amend our certificate of incorporation to effect a reverse stock split at a ratio of any whole number between 1-for-5 and to 1-for-10, as determined by our board, at any time before June 26, 2019, if and as determined by our board. A reverse stock split would increase the shares available for issuance without increasing our authorized shares.

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

Item 6.
Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.1	Employment Agreement, effective March 19, 2018, between CorMedix Inc. and Elizabeth Masson.* +
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________
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

+
Confidential treatment has been requested with respect to certain portions of this exhibit. The omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: May 15, 2018	By:	/s/ Khoso Baluch
	Name:	Khoso Baluch
	Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, effective March 19, 2018, between CorMedix Inc. and Elizabeth Masson.* +
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________
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

+
Confidential treatment has been requested with respect to certain portions of this exhibit. The omitted portions have been filed separately with the SEC.