Form 10-K/A
period 2017-12-31
CorMedix Inc.
filed 2018-07-10
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of CorMedix Inc. (the “Company,” “CorMedix” “we,” “us” or “our”) for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 19, 2018, as amended on April 11, 2018 (as amended, the “Original 10-K”), is being filed solely for the purpose of providing new Exhibits 31.1, 31.2, 32.1 and 32.2, which in the Original 10-K erroneously referred to the year ended December 31, 2016, which reference should have been to the year ended December 31, 2017.

As a result, Part IV, Item 15 of the Company's Original 10-K is hereby amended and restated in its entirety.

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

CORMEDIX INC.

Part IV

Item 15.	Exhibits and Financial Schedules	2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:

1.
Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon have been filed under Item 8 hereof.

2.
Financial Statement Schedules:

None.

3.
Exhibit Index

(b)
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

CORMEDIX INC.

July 10, 2018	By:	/s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)

July 10, 2018	By:	/s/ Robert Cook
Robert Cook
Chief Financial Officer (Principal Financial and Accounting Officer)