Form 10-Q
period 2018-09-30
CorMedix Inc.
filed 2018-11-14
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the issuer’s common stock, as of November 9, 2018 was 105,310,400.

CORMEDIX INC. AND SUBSIDIARY

PART I
FINANCIAL INFORMATION

Item 1.
Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$6,443,868	$10,379,729
Restricted cash	171,553	171,553
Short-term investments	-	1,604,198
Trade receivables	302,384	64,148
Inventories, net	341,177	594,194
Prepaid research and development expenses	15,363	86,652
Other prepaid expenses and current assets	595,869	367,177
Total current assets	7,870,214	13,267,651
Property and equipment, net	178,461	186,282
TOTAL ASSETS	$8,048,675	$13,453,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,882,346	$1,808,311
Accrued expenses	9,650,668	4,363,867
Deferred revenue	13,235	88,404
Total current liabilities	17,546,249	6,260,582
TOTAL LIABILITIES	17,546,249	6,260,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 419,585 shares issued and outstanding at September 30, 2018 and December 31, 2017	420	420
Common stock - $0.001 par value: 160,000,000 shares authorized; 98,827,058 and 71,413,790 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	98,827	71,414
Accumulated other comprehensive income	90,998	98,433
Additional paid-in capital	171,448,570	159,197,950
Accumulated deficit	(181,136,389)	(152,174,866)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,497,574)	7,193,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,048,675	$13,453,933

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Net sales	$372,514	$61,075	$403,274	$236,801
Cost of sales	(312,434)	(66,652)	(374,672)	(178,276)
Gross profit (loss)	60,080	(5,577)	28,602	58,525
Operating Expenses:
Research and development	(8,289,094)	(6,014,260)	(23,169,750)	(16,028,151)
Selling, general and administrative	(2,012,439)	(1,992,134)	(5,861,279)	(6,683,953)
Total Operating Expenses	(10,301,533)	(8,006,394)	(29,031,029)	(22,712,104)
Loss From Operations	(10,241,453)	(8,011,971)	(29,002,427)	(22,653,579)
Other Income (Expense):
Interest income	5,411	37,156	30,383	89,164
Foreign exchange transactions loss	(77)	(4,692)	(4,230)	(11,515)
Change in fair value of derivative liability	-	(1,974,019)	-	(120,654)
Interest expense	-	(2,810)	(1,873)	(2,810)
Total Other Income (Expense)	5,334	(1,944,365)	24,280	(45,815)
Net Loss	(10,236,119)	(9,956,336)	(28,978,147)	(22,699,394)
Other Comprehensive Income (Loss):
Unrealized gain from investments	-	2,600	-	13,013
Foreign currency translation gain (loss)	(6,405)	(4,573)	(7,435)	512
Total Other Comprehensive Income (Loss)	(6,405)	(1,973)	(7,435)	13,525
Comprehensive Loss	(10,242,524)	(9,958,309)	(28,985,582)	(22,685,869)
Net Loss Per Common Share – Basic and Diluted	$(0.11)	$(0.17)	$(0.35)	$(0.44)
Weighted Average Common Shares Outstanding – Basic and Diluted	94,156,581	60,290,988	83,904,162	51,238,399

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehen- sive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)
Balance at January 1, 2018	71,413,790	$71,414	419,585	$420	$98,433	$159,197,950	$(152,174,866)	$7,193,351

Proceeds from ATM sale of common stock, net	27,242,255	27,242				10,985,405		11,012,647
Issuance of vested restricted stock	43,385	43				(43)		-
Stock issued for payment of deferred fees	127,628	128				173,645		173,773
Stock-based compensation						1,091,613		1,091,613
Cumulative effect of adoption of ASC 606 (Note 1)							16,624	16,624
Other comprehensive income					(7,435)			(7,435)
Net loss							(28,978,147)	(28,978,147)

Balance at September 30, 2018	98,827,058	$98,827	419,585	$420	$90,998	$171,448,570	$(181,136,389)	$(9,497,574)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Cash Flows From Operating Activities:
Net loss	$(28,978,147)	$(22,699,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,091,613	1,264,277
Change in fair value of derivative liability	-	120,654
Inventory reserve decrease	-	(200,000)
Depreciation	56,791	26,694
Changes in operating assets and liabilities:
Increase in trade receivables	(247,317)	(71,611)
Decrease in inventory	253,017	67,248
Increase in prepaid expenses and other current assets	(157,694)	(84,004)
Increase (decrease) in accounts payable	6,074,905	(241,509)
Increase in accrued expenses	5,481,382	533,342
Decrease in deferred revenue	(74,964)	(25,716)
Net cash used in operating activities	(16,500,414)	(21,310,019)
Cash Flows From Investing Activities:
Purchase of short-term investments	-	(13,074,169)
Sale of short-term investments	1,604,198	18,391,789
Purchase of equipment	(48,893)	(26,632)
Net cash provided by investing activities	1,555,305	5,290,988
Cash Flows From Financing Activities:
Proceeds from sale of common stock from at-the-market program	11,012,647	347,362
Proceeds from the public offering of common stock and warrants	-	12,798,325
Proceeds from exercise of stock options	-	6,800
Net cash provided by financing activities	11,012,647	13,152,487
Foreign exchange effect on cash	(3,399)	14,633
Net Decrease In Cash	(3,935,861)	(2,851,911)
Cash – Beginning of Period	10,551,282	8,236,043
Cash – End of Period	$6,615,421	$5,384,132
Cash Paid for Interest	$1,873	$2,810
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$-	$32
Unrealized gain from investments	$-	$13,013
Reclassification of warrant liability to equity	$-	$3,854,195
Issuance of common stock for payment of deferred fees	$173,773	$10,218

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

The Company launched its first Phase 3 clinical trial in hemodialysis patients with catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, active control trial designed to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. On July 25, 2018, the Company announced that the independent Data Safety Monitoring Board (“DSMB”) had completed its review of the interim analysis of the data from the LOCK-IT-100 study and, because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. No safety concerns were reported by the DSMB based on the interim analysis. The Company is currently in the process of closing the study.

Although two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are generally required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the U.S., in light of the interim analysis results and the DSMB recommendation, the Company is in dialogue with the FDA on the appropriate next steps for the development of Neutrolin based on the results of the interim analysis.

The necessary activities leading to the preparation and submission of a new drug application (“NDA”) for Neutrolin are dependent on the Company’s ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships (see Notes 2, 5 and 7). The Company can provide no assurances that the FDA will not require a second clinical trial prior to NDA submission for Neutrolin or that financing or strategic relationships will be available or successfully negotiated on acceptable terms, or at all, to complete the clinical development program for Neutrolin.

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. Neutrolin is registered and is being sold in certain European Union (“EU”) and Middle Eastern countries.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2018 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2018. The accompanying condensed balance sheet as of December 31, 2017 has been derived from the audited financial statements included in the Form 10-K.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued new guidance in May 2014, as updated in April 2016 and May 2016, related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The majority of the Company’s revenue relates to the sale of finished products to various customers, and the adoption did not have a material impact on revenue recognized from these transactions. The Company accelerated the remaining deferred revenue under these agreements and recorded the reserve for returns and allowances as cumulative effect adjustments to opening retained earnings at January 1, 2018.

The following table presents the Company’s revenue for the three months ended September 30, 2018 under the Auditing Standards Codification (“ASC”) 606 model as compared to revenue under the previous guidance:

	Revenue As Reported	Revenue Under Previous Guidance	Difference
Net sales	$370,308	$370,308	$-
Revenue recognized under agreement with warranty	-	3,296	3,296
Revenue recognized under Wonik Agreement	2,206	2,206	-
Total net sales	$372,514	$375,810	$3,296

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s revenue for the nine months ended September 30, 2018 under the ASC 606 model as compared to revenue under the previous guidance:

	Revenue As Reported	Revenue Under Previous Guidance	Difference
Net sales	$396,656	$396,656	$-
Revenue recognized under agreement with warranty	-	40,965	40,965
Revenue recognized under Wonik Agreement	6,618	6,618	-
Total net sales	$403,274	$444,239	$40,965

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

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies:

Liquidity, Going Concern and Uncertainties

The Company’s operations are subject to a number of other factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the ability to obtain regulatory approval to market the Company’s products; the ability to manufacture its products successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; and the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products.

Management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within a year after the date the consolidated financial statements contained in this report are issued. As of September 30, 2018, the Company had an accumulated deficit of $181.1 million, and had incurred losses from operations of $10.3 million and $29.0 million for the three and nine months ended September 30, 2018, respectively, and its cash position decreased from $10.6 million at December 31, 2017 to $6.6 million at September 30, 2018. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Based on the current development plans for Neutrolin and the Company’s other operating requirements, management believes that the existing cash and cash equivalents at September 30, 2018, plus the funds raised under the at-the-market (“ATM”) common stock issuance program through the filing date of this report, the cash and credits received from the settlement agreement with the CRO, and the expected proceeds of a $7.5 million convertible debt transaction being negotiated with the Company's largest investor (the "Investor") (see Note 7), will be adequate to fund the costs of its operations into the second quarter of 2019.

On March 9, 2018, the Company entered into a new At-the-Market Issuance Sales Agreement with B. Riley for the sale of up to $14.7 million of the Company’s common stock, the registration statement for which was filed on March 9, 2018 and became effective on April 16, 2018, the same date on which the prior At-the-Market Issuance Sales Agreement with B. Riley entered into in 2016 expired. Under the ATM program, the Company sold 13,807,818 shares and realized $6.9 million of net proceeds for the three months ended September 30, 2018 and sold 27,242,255 shares, realizing $11.0 million of net proceeds for the nine months ended September 30, 2018. As of the filing date of this report, the current ATM program, which was for an aggregate of $14.7 million, has been fully utilized and is expected to be increased during the fourth quarter of 2018.

The Company’s continued operations will depend on its ability to close the convertible debt financing with the Investor, and to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products in order to complete the development and commercialization of Neutrolin, until it achieves profitability, if ever. Management can provide no assurances that it will close the convertible debt financing with the Investor or that any other financing or strategic relationships will be available on acceptable terms, or at all.

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

The following table is the reconciliation under the aforementioned new accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s condensed consolidated statement of cash flows:

	September 30,
	2018	2017
Cash and cash equivalents	$6,443,868	$5,212,579
Restricted cash	171,553	171,553
Total cash, cash equivalents and restricted cash	$6,615,421	$5,384,132

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2018, the Company has no marketable securities.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis at December 31, 2017:

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

Restricted Cash

As of September 30, 2018 and December 31, 2017, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$93,716	$141,233
Work in process	194,262	526,067
Finished goods	156,199	29,894
Inventory reserve	(103,000)	(103,000)
Total	$341,177	$594,194

Accounts Payable

Accounts payable consist of invoices received from vendors. At September 30, 2018, the balance increased by approximately $6,074,000 from the $1,808,000 balance at December 31, 2017, due primarily to the suspension of payments to the CRO of approximately $6,630,000 while negotiations regarding financial considerations for the interim analysis continued (see Note 5 and Note 7).

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Professional and consulting fees	$315,561	$485,089
Accrued payroll and payroll taxes	861,743	755,221
Clinical trial, CRO	7,834,938	2,528,808
Manufacturing development	467,901	356,116
Product development	-	80,001
Market research	-	116,466
Other	170,525	42,166
Total	$9,650,668	$4,363,867

Revenue Recognition

The Company adopted ASC 606, “Revenue from Contracts with Customers”, as of January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

The Company recognizes net sales upon shipment of product to the dialysis centers and upon meeting the five-step model prescribed by ASC 606 outlined in Note 1 above.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment is being recognized as revenue on a straight-line basis over the contractual term of the Agreement. The Company recognized $2,200 in revenue related to the Wonik agreement for each of the three months ended September 30, 2018 and 2017, and $6,600 for each of the nine months ended September 30, 2018 and 2017.

Deferred revenue related to the Wonik Agreement at September 30, 2018 and December 31, 2017 amounted to approximately $13,200 and $19,800, respectively.

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

	Three and Nine Months Ended September 30,
	2018	2017
Series C non-voting convertible preferred stock	2,540,000	2,540,000
Series D non-voting convertible preferred stock	1,479,240	1,479,240
Series E non-voting convertible preferred stock	1,959,759	1,959,759
Series F non-voting convertible preferred stock	12,345,679	-
Shares underlying outstanding warrants	18,587,392	23,189,284
Shares underlying restricted stock units	97,529	61,414
Shares underlying outstanding stock options	5,485,508	4,946,429
Total	42,495,107	34,176,126

Stock-Based Compensation

The Company accounts for stock options granted to employees, officers and directors according to ASC 718, “Compensation — Stock Compensation”.  Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance-based conditions. Stock-based compensation is recognized as expense over the employee’s requisite service period on a straight-line basis.

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

Note 3 — Stockholders’ Equity:

Common Stock

The Company had a prior sales agreement with B. Riley for its ATM program, which expired on April 16, 2018, and under which the Company could issue and sell up to an aggregate of $60.0 million of shares of its common stock. On March 9, 2018, the Company entered into a new agreement with B. Riley for the sale of up to $14.7 million of the Company’s common stock under the ATM program, the registration statement for which was filed on March 9, 2018 and became effective on April 16, 2018. The registration statement is for an aggregate of $70.0 million of the Company’s securities, including the $14.7 million of common stock allocated to the ATM program. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the three and nine months ended September 30, 2018, the Company sold 13,807,818 and 27,242,255 shares of common stock, respectively, under the ATM program and realized net proceeds of approximately $6.9 million and $11.0 million for the three and nine months ended September 30, 2018, respectively. As of the filing date of this report, the current ATM program has been fully utilized and is expected to be increased during the fourth quarter of 2018.

During the nine months ended September 30, 2018, the Company issued an aggregate of 43,385 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors.

During the nine months ended September 30, 2018, the Company issued an aggregate of 127,628 shares of its common stock to its certain board members for payment of deferred fees.

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

	As of September 30, 2018			As of December 31, 2017
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-2	150,000	10.0	1,500,000	150,000	10.0	1,500,000
Series C-3	104,000	10.0	1,040,000	104,000	10.0	1,040,000
Series D	73,962	21.0	1,553,202	73,962	21.0	1,553,202
Series E	89,623	49.2	4,409,452	89,623	49.2	4,409,452
Series F	2,000	1,000	2,000,000	2,000	1,000	2,000,000
Total	419,585		10,502,654	419,585		10,502,654

On November 9, 2017, the Company entered into a securities purchase agreement with existing institutional investors (the “Buyers”), pursuant to which, on November 16, 2017, the Company sold $2.0 million of its Series F convertible preferred stock (“Series F Stock”) at $1,000 per share. Based on the terms of the Series F Stock, the conversion price was set at $0.162 on April 2, 2018, currently convertible anytime at the Buyers’ option.  The Series F Stock will be mandatorily convertible if certain equity conditions are met. As of September 30, 2018, the last condition has not been met, which condition is the subordination of the outstanding Series C-3 preferred stock to the Series F Stock. Therefore, the Series F Stock is not mandatorily convertible as of September 30, 2018; the conversion price per share of $0.162, however, remains fixed, subject to anti-dilution adjustment, including full ratchet. When and if that condition is met, the Series F Stock will be mandatorily convertible. Pursuant to the terms of the Series F Stock, a holder will be prohibited from converting shares of Series F Stock into shares of common stock if, as a result of such conversion, (i) such holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding, or (ii) the Company would issue shares in an amount equal to or greater than 20% of the shares of common stock outstanding on November 9, 2017, unless the Company has received the approval of its stockholders for such overage.

Stock Options

During the nine months ended September 30, 2018, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 663,000 shares of the Company’s common stock under the 2013 Stock Incentive Plan. The weighted average exercise price of these options is $0.43 per share.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2018, total compensation expense for stock options issued to employees, directors, officers and consultants was $339,000 and $1,026,000, respectively, and $389,000 and $1,202,000 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, there was $1,954,000 in total unrecognized compensation expense related to stock options outstanding which expense will be recognized over an expected remaining weighted average period of 1.3 years.

The fair value of the grants are determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2018	2017
Expected Term	5 years	5 years
Volatility	98.06% - 98.21%	99.85% - 100.11%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.75% - 2.96%	1.79% - 1.84%
Weighted average grant date fair value of options granted during the period	$0.50	$0.28

	Nine Months Ended September 30,
	2018	2017
Expected Term	5 years	5 years
Volatility	92.97% - 98.21%	99.85% - 105.07%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.63% - 2.96%	1.77% - 1.99%
Weighted average grant date fair value of options granted during the period	$0.31	$1.21

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods. The expected term of the stock options granted to consultants is based upon the full term of the respective option agreements. The expected stock price volatility for the Company’s stock options is calculated based on the historical volatility with a lookback period equal to the expected term of the respective award. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards which is 5 years for employees and 10 years for non-employees.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock options activity and related information for the nine months ended September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,962,795	$2.04	7.5	$247,500
Forfeited	(50,719)	$1.41		$0
Expired	(89,568)	$1.34		$0
Granted	663,000	$0.43		$360,150
Outstanding at end of period	5,485,508	$1.86	7.1	$575,078
Vested at end of period	2,879,988	$1.80	6.0	$247,869

There were no stock option exercises during the nine months ended September 30, 2018 and during the nine months ended September 30, 2017, the total intrinsic value of stock options exercised was $13,200. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Restricted Stock Units

During the nine months ended September 30, 2018, the Company granted an aggregate of 74,500 restricted stock units (“RSUs”) to its directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $0.57 per share. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on each date of grant. These RSUs vest monthly and will vest in full on the first anniversary of the grant date, subject to continued service on the board.

During the three and nine months ended September 30, 2018, compensation expense recorded for the RSUs was $21,000 and $65,000, respectively, and $26,000 and $62,000 for the three and nine months ended September 30, 2017. Unrecognized compensation expense for these RSUs amounted to $26,000. The expected weighted average period for the expense to be recognized is 0.33 years.

Warrants

During the nine months ended September 30, 2018, 4,830,499 warrants with a weighted average exercise price of $0.87 per share expired unexercised.

As of September 30, 2018, there were 18,587,392 outstanding warrants with a weighted average exercise price of $1.13 per share and a weighted average remaining contractual life of 3.36 years.

Note 4 — Related Party Transactions:

Pursuant to the November 2017 consulting agreement between the Company and Gary Gelbfish, a director, in September 2018 the Company paid $210,000 in fees submitted by Dr. Gelbfish under the consulting agreement for his work in the data quality review for the interim analysis of the Company’s LOCK-IT-100 clinical trial for Neutrolin. Under the terms of the consulting agreement, Dr. Gelbfish was compensated at the rate of $800 per hour. The consulting agreement expired on September 30, 2018.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. The EPO held a hearing in the opposition proceeding on November 25, 2015. In its preliminary consideration of the matter, the EPO (and the German PTO) had regarded the patent as not inventive or novel due to publication of prior art. However, the EPO did not issue a decision at the end of the hearing but adjourned the matter due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, had to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of the prior art.

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

In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the June 2016 decision of the German PTO on the invalidity of the utility model, which the Company has appealed. On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. The Company disagrees with this decision and, after the written opinion was issued by the Opposition Division in September 2018, has appealed the decision. The Company continues to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that the Company will prevail in this matter with either the German PTO or the EPO. In addition, the ongoing Unfair Competition litigation brought by the Company against TauroPharm is not affected and will continue.

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany, was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team prepared the requested reply and produced the respective documentation. TauroPharm also filed another writ within the same deadline and both parties filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench and indicated that it is prepared to further examine the underlying facts of the Company's allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular, the court requested the Company to further specify its requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties submitted further writs in this matter and the court scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing is now scheduled to take place on November 20, 2018. The Company intends to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support its claims.

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

Commitments

Manufacturing

The Company has substantially reduced the cost of goods of Neutrolin through a more efficient, custom synthesis of the active ingredient taurolidine. As part of this effort, on April 8, 2015, the Company entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 coordinated certain manufacturing services related to taurolidine that the Company believes are necessary for the submission of its planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The services related to this agreement were completed in the first quarter of 2017 at a total cost of $1.8 million. The API produced under this agreement has been manufactured for future commercial sales in the EU and Middle East and also used for the U.S. Phase 3 clinical trial.

The Company also has several service agreements with RC2 for the manufacture of clinical supplies to support its Phase 3 clinical trials for an aggregate amount of up to $8.9 million at September 30, 2018.  During the three and nine months ended September 30, 2018, the Company recognized research and development expense of approximately $108,000 and $267,000, respectively, related to these agreements and approximately $523,000 and $1,416,000 for the three and nine months ended September 30, 2017, respectively. Services pursuant to this contract are expected to be utilized more extensively once the Company begins preparations for its NDA filing for Neutrolin.

Clinical and Regulatory

In December 2015, the Company entered into a Master Service Agreement and Work Orders (the “Master Service Agreement”) with a CRO to help the Company conduct its Phase 3 multicenter, double-blind, randomized active control study to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, the Company signed a contract modification with its CRO for an additional budgeted cost of $7.2 million to cover the extension of the estimated study timeline, incorporate several protocol amendments and assume several new tasks related to the enrollment sites. Given the changes to the study agreed with the FDA, the Company signed a second contract modification with its CRO increasing the budget by an additional $6.3 million, to cover the continuation of trial enrollment, the increased length of time in which patients are enrolled and additional activities related to the collection of retrospective data outside the treatment centers. During the three and nine months ended September 30, 2018, the Company recognized $5,783,000 and $14,822,000 in research and development expense related to this agreement, respectively, and $3,731,000 and $9,097,000 during the three and nine months ended September 30, 2017, respectively.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Through September 30, 2018, approximately $35.5 million of clinical trial expense has been recorded in connection with the Master Service Agreement and approximately $20.7 million has been paid. The Company has contested a substantial amount of the unpaid clinical trial expense due to the unexpected delay and additional costs the Company incurred in preparing for the interim analysis of the LOCK-IT-100 study. Negotiations with the CRO concluded in November 2018 with the signing of a confidential settlement agreement in which the Company received cash, credits and other consideration in return for agreeing to make cumulative net payments to its CRO of approximately $6.2 million through January 2019, plus investigator fees and third party costs that have not been invoiced as of September 30, 2018. Among other benefits, the settlement agreement will result in full satisfaction of all outstanding accounts payable and accrued expenses recorded as of September 30, 2018 in connection with the Master Services Agreement (see Note 2). Additionally, in parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to the Company related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. In 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of September 30, 2018 is 109,157 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of September 30, 2018. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the nine month periods ended September 30, 2018 and 2017.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Note 6 — Concentrations:

At September 30, 2018, approximately 96% of net accounts receivable was due from a single customer. During the three months and nine months ended September 30, 2018, the Company had revenue from two customers that each exceeded 10% of its total sales (81% and 14%) and (75% and 16%), respectively. During the three months ended September 30, 2017, sales to two customers also exceeded 10% of the Company’s total sales (57% and 33%) and for the nine months ended September 30, 2017, sales to three customers exceeded 10% of total sales (44%, 34% and 14%).

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, approximately 81% of net accounts receivable was due from two customers (57% and 24%). During the year ended December 31, 2017, the Company had revenue from two customers that each exceeded 10% of its total sales (25% and 19%).

Note 7 — Subsequent Events:

In October 2018, an aggregate of 2,417,377 Series B warrants were exercised on a cashless basis, resulting in the issuance of an aggregate of 1,248,850 shares of common stock.

During October 2018 through the filing date of this report, the Company issued an aggregate of 5,234,492 shares under its ATM program with a weighted average sale price of $1.27 per share, resulting in net proceeds of approximately $6.5 million.

On November 14, 2018 the Company entered into a binding term sheet with the Company's largest investor (the “Investor”) for a proposed $7.5 million 3-year convertible debt facility. If the transaction closes, the facility will bear interest at 10% per annum and will be convertible at the Investor's option into the Company’s stock at a price equal to $1.50 per share. In addition, the facility will be automatically convertible if the price of the Company's common stock equals or exceeds an amount equal to 150% of the conversion price. For so long as the debt is outstanding, it will be secured by a blanket lien on substantially all of the Company’s assets. The Company anticipates that the transaction will be finalized and drawn before year end. In connection with the financing, at closing the Company will issue new, five-year warrants to purchase 450,000 shares of the Company’s common stock with an exercise reprice of $1.50 per share and will reduce the exercise price on certain other warrants held by the Investor.

See Note 5 “Clinical and Regulatory” for CRO settlement agreement and modifications.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 19, 2018.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in Part II. Item 1A of this report, and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, and our quarterly reports on Form 10-Q for the quarter ended March 31 and June 30, 2018, all as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. and Subsidiary (referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is to develop our lead product candidate, Neutrolin®, for potential commercialization in the United States (“U.S.”) and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development in the U.S. for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care/ intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, the need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin has the potential to address a significant unmet medical need and represents a significant market opportunity.

In July 2013, we received CE Mark approval for Neutrolin. To date, Neutrolin is registered and may be sold in certain European Union (“EU”) and Middle Eastern countries for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients.

In December 2015, we initiated a Phase 3 clinical trial in the U.S. in hemodialysis patients with a central venous catheter (“LOCK-IT-100”). In April 2017, a safety review by our independent Data Safety Monitoring Board, or DSMB, was completed. The DSMB unanimously concluded that it was safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized into the trial. On July 25, 2018, we announced that the DSMB had completed its review of the interim analysis of the data from the LOCK-IT-100 study and, because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. We are currently in the process of winding down the study.

Although two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are generally required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the U.S., in light of the interim analysis results and the DSMB recommendation, we are in dialogue with the FDA on the appropriate next steps for the development of Neutrolin based on the results of the interim analysis.

In addition to Neutrolin, we are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible combination treatment for rare orphan pediatric tumors. In February 2018, the U.S. FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We are seeking one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma. We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation.   Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels. We will seek to establish development/commercial partnerships as these programs advance.

The FDA recently informed us that it regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510k approval process could be based. As a result, we will be required to submit a premarket approval application, or PMA, for marketing authorization for these indications. In the event that a new drug application (“NDA”) for Neutrolin is approved by the FDA, the regulatory pathway may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

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

Since our inception, our operations to date have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we complete our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with catheters, possibly plan a second Phase 3 clinical trial for Neutrolin, if required by the FDA, prepare and submit a NDA for Neutrolin to the FDA, commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of September 30, 2018, we had an accumulated deficit of approximately $180.1 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We expect to continue recording high R&D expenses for the foreseeable future if we are required to conduct a second Phase 3 clinical trial in order to submit a new drug application to complete development of Neutrolin in the U.S.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, the duration, cost and results of the clinical program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties associated with clinical trial enrollments, timing, costs and results and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.

              Development timelines, probability of success and development costs vary widely. We are currently focused on clinical development of Neutrolin in the U.S. and optimization of sales in foreign markets where Neutrolin is approved. In December 2015, we contracted with our contract research organization, or CRO to help us conduct our multicenter, double-blind, randomized, active control Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017 and again in November 2017, we modified the original contract to cover various changes in cost due to timeline extensions, protocol changes, and additional activities related to the collection of retrospective data outside the treatment centers. In April 2018, we announced that we brought in-house and assumed direct responsibility for several aspects of the study, among them site management and review of severe adverse events, or SAE’s, for the remainder of the study. Our CRO is currently working cooperatively with us on the other operational aspects of the study. At September 30, 2018, approximately $35.5 million of clinical trial expense has been recorded in connection with the Master Service Agreement. Approximately $20.7 million has been paid. We contested a substantial amount of the unpaid clinical trial expense due to the unexpected delay and additional costs the Company incurred in preparing for the interim analysis of the LOCK-IT-100 study.  Negotiations with the CRO concluded in November 2018 with the signing of a confidential settlement agreement in which we received cash, credits and other consideration in return for agreeing to make cumulative net payments to our CRO of approximately $6.2 million through January 2019, plus investigator fees and third party costs that have not been invoiced as of September 30, 2018. Among other benefits, the settlement agreement will result in full satisfaction of all outstanding accounts payable and accrued expenses recorded as of September 30, 2018 in connection with the Master Services Agreement (see Note 2). Additionally, in parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to us related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million.

We are pursuing additional opportunities to generate value from taurolidine, an active component of Neutrolin. Based on initial feasibility work, we have completed an initial round of pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels, which will require a PMA regulatory pathway for approval. We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We are seeking one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma.

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

Results of Operations

Three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017

The following is a tabular presentation of our consolidated operating results:

	For the Three Months Ended September 30,		% Increase	For the Nine Months Ended September 30,		% Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenue	$372,514	$61,075	$510%	$403,274	236,801	70%
Cost of sales	(312,434)	(66,652)	369%	(374,672)	(178,276)	110%
Gross profit (loss)	60,080	(5,577)	1177%	28,602	58,525	(51)%
Operating Expenses:
Research and development	(8,289,094)	(6,014,260)	38%	(23,169,750)	(16,028,151)	45%
Selling, general and administrative	(2,012,439)	(1,992,134)	1%	(5,861,279)	(6,683,953)	(12)%
Total operating expenses	(10,301,533)	(8,006,394)	29%	(29,031,029)	(22,712,104)	28%
Loss from operations	(10,241,453)	(8,011,971)	28%	(29,002,427)	(22,653,579)	28%
Interest income	5,411	37,156	(85)%	30,383	89,164	(66)%
Foreign exchange transaction gain (loss)	(77)	(4,692)	(98)%	(4,230)	(11,515)	(63)%
Value of warrants issued in connection with public offering	-	(1,974,019)	(100)%	-	(120,654)	(100)%
Interest expense	-	(2,810)	(100)%	(1,873)	(2,810)	(33)%
Total Other Income	5,334	(1,944,365)	(100)%	24,280	(45,815)	(153)%
Net loss	(10,236,119)	(9,956,336)	(3)%	(28,978,147)	(22,699,394)	28%
Other comprehensive income (loss)	(6,405)	(1,973)	225%	(7,435)	13,525	(155)%
Comprehensive loss	$(10,242,524)	$(9,958,309)	(3)%	(28,985,582)	(22,685,869)	28%

Revenue. Revenue was $373,000 for the three months ended September 30, 2018 as compared to $61,000 in the same period last year, an increase of $312,000. The increase was primarily attributable to higher sales of Neutrolin in the Middle East. Additionally, the adoption of ASC 606 at January 1, 2018 resulted in the recognition of all sales for the products sold with warranty for the three months ended September 30, 2018.

Revenue for the nine months ended September 30, 2018 was $403,000 as compared to $237,000 for the same period last year, an increase of $166,000. The increase was primarily attributable to higher sales in the Middle East of $261,000, offset by a decrease of sales of Neutrolin in the EU in the amount of $95,000. Additionally, the adoption of ASC 606 at January 1, 2018 resulted in the recognition of all sales for the products sold with warranty for the nine months ended September 30, 2018.

Cost of Sales. Cost of sales for the three months ended September 30, 2018 was $312,000 compared to $67,000 in the same period last year, an increase of $245,000.  The increase was primarily due to increased cost of materials of $164,000 associated with higher sales, the recognition of $43,000 additional costs for products shipped with warranty, and an increase in stability studies of $39,000. These increases were partially offset by a $14,000 decrease in cost of materials and packaging.

Cost of sales for the nine months ended September 30, 2018 was $375,000 compared to $178,000 in the same period last year, an increase of $197,000.  The increase was primarily due to the recognition of $43,000 cost of the products shipped with warranty and the reduction of inventory reserve during the same period last year in the amount of $200,000, mainly due to longer shelf life of the products manufactured. The increase was partially offset by decreases in cost of materials and packaging and stability studies of $37,000 and $16,000, respectively.

Research and Development Expense. R&D expense for the three months ended September 30, 2018 was $8,289,000 compared to $6,014,000 for the same period last year, an increase of $2,275,000. The increase was primarily attributable to increased expenses related to the LOCK-IT-100 trial of $2,639,000, which occurred as a result of the work leading to the interim efficacy analysis and the subsequent efforts to plan and implement quickly a winding down of the clinical trial while sites were still enrolling and treating a large number of study subjects who were actively participating in the trial up until the official wind down commenced. Personnel expenses also increased by $245,000, due to the hiring of new staff supporting the LOCK-IT-100 trial and the conversion of several consultants to employee status. The increases were partially offset by a decrease in costs to support the U.S. clinical trial drug supply of $435,000, a $170,000 savings in cost of studies related to wound closure, wound management and surgical meshes that occurred in the third quarter of 2017 and a decrease in non-cash stock-based compensation of $15,000.

R&D expense for the nine months ended September 30, 2018 was $23,170,000, compared to $16,028,000 for the same period last year, an increase of $7,142,000. The increase was primarily attributable to a $8,118,000 increase in expenses related to the ongoing LOCK-IT-100 clinical trial in the U.S. due to increased number of patients enrolled, costs related to the completion of the interim analysis and the efforts to plan and implement a winding down of the clinical trial. The higher expense was also attributable to an increase in personnel expenses of $669,000, mainly due to the hiring of our chief medical officer and new staff supporting the LOCK-IT-100 trial, including several consultants who were converted to employee status. The increases were partially offset by a decrease in costs related to manufacturing process development activities of $1,164,000; reduced activity related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $435,000; and decreases in consulting fees and non-cash stock-based compensation of $29,000 and $25,000, respectively.

Selling, General and Administrative Expense. SG&A expense for the three months ended September 30, 2018 was $2,012,000 compared to $1,992,000 for the same period last year, an increase of $20,000. The increase was attributable to higher personnel expenses of $153,000, due to the hiring of new employees; increases in consulting fees and costs related to marketing research studies of $62,000 and $61,000, respectively. These increases, among others of lesser significance, were partially offset by reductions in selling and distribution cost in the EU of $135,000, decreased investor relations activities of $88,000, and a decrease in non-cash charge for stock-based compensation expense of $39,000.

SG&A expense for the nine months ended September 30, 2018 was $5,861,000 compared to $6,684,000 for the same period last year, a decrease of $823,000. The decrease was primarily attributable to a decrease in consulting fees of $491,000, mainly due to executive search fees that were incurred in 2017, a decrease in costs related to marketing research studies of $214,000, reductions in selling and distribution costs in the EU of $178,000, and a decrease in non-cash charge for stock-based compensation expense of $148,000. These decreases, among others of lesser significance, were partially offset by a $150,000 increase in legal fees, mainly due to fees related to the ongoing negotiations with our CRO and an increase in business development activities of $93,000.

Interest Income. Interest income for the three months ended September 30, 2018 was $5,000 as compared to $37,000 for the same period last year, a decrease of $32,000 attributable to lower average interest-bearing cash balances and short-term investments during 2018 as compared to the same period in 2017.

Interest income for the nine months ended September 30, 2018 was $30,000 as compared to $89,000 for the same period last year, a decrease of $59,000. The decrease was attributable to lower average interest-bearing cash balances during the first nine months of 2018 compared to the same period in 2017.

Change in Fair Value of Derivative Liability. The change in the value of derivative liability for the three months ended September 30, 2017 of $1,974,000 is the difference between the fair value of the warrants issued with insufficient authorized shares in our May 2017 public offering which were classified as a liability at September 30, 2017 for $1,880,000 and the estimated fair value of these warrants at August 10, 2017 of $3,854,000, when these warrants were reclassified to equity.

Change in fair value of derivative liability for the nine months ended September 30, 2017 of $121,000 represents the net change in the fair value of the warrants at issuance date (May 3, 2017) of $3,733,000 and the estimated fair value of the warrants of $3,854,000 at August 10, 2017, the date that the warrants were reclassified from liability to equity.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income (loss) totaling a $6,000 and $2,000 loss for the three months ended September 30, 2018 and 2017, respectively.

Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income (loss) totaling a $7,000 loss and a $14,000 gain for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since our incorporation. During the nine months ended September 30, 2018, we received net proceeds of $11,013,000 from the issuance of 27,242,255 shares of common stock under our at-the-market sales, or ATM program.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $16,500,000 as compared to $21,310,000 for the same period in 2017, a decrease in net cash use of $4,810,000. The decrease was primarily attributable to a build-up in accounts payable and accrued expenses resulting from our suspension of payments to our CRO while we continue to work towards the finalization of a settlement agreement, despite an increase of $6,279,000 in our net loss. The net loss of $28,978,000 for the nine months ended September 30, 2018 was higher than cash used in operating activities by $12,478,000. The difference is primarily attributable to non-cash stock-based compensation of $1,092,000 and increases in accounts payable and accrued expenses of $6,075,000 and $5,481,000, respectively, primarily due to the suspension of payments to our CRO while negotiations continue.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2018 was $1,555,000 as compared to $5,291,000 for the same period in 2017, both of which are mainly attributable to the proceeds received on the sale of short-term investments.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $11,013,000 as compared to $13,152,000 for the same period in 2017. During the nine months ended September 30, 2018, we generated net proceeds of $11,013,000 from the sale of our common stock in our at-the-market program. During the same period in 2017, we generated $12,798,000 from the public offering of our common stock and warrants, $347,000 from the sale of our common stock in the ATM program and received net proceeds of $7,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of September 30, 2018 was $6.4 million, excluding restricted cash of $0.2 million, compared with $12.0 million at December 31, 2017, excluding restricted cash of $0.2 million.

Because our business has not generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally. Our continued operations are focused primarily in activities leading to the preparation and submission of a new drug application for Neutrolin to the FDA and will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

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

Based on the current development plans for Neutrolin and our other operating requirements, we believe that the existing cash and cash equivalents at September 30, 2018, plus the funds raised under our ATM program through the filing date of this report, the cash and credits received from the settlement agreement with the CRO, and the expected proceeds of a $7.5 million convertible debt transaction being negotiated with our largest investor will be adequate to fund the costs of its operations into the second quarter of 2019. If we are unable to close the convertible debt financing with our largest investor or to raise additional funds when needed, we may be forced to slow or discontinue our plans to file an NDA for Neutrolin. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development includes fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated executive, human resources and facilities expenses. We accrue for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from our external service providers. As actual costs become known, we adjust our accruals in the period when actual costs become known. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

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

In August 2014, we entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid to us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. We recognized $2,200 and $6,600 revenue related to the Wonik Agreement for each of the three and nine months ended September 30, 2018 and 2017.

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

Recent Authoritative Pronouncements

In February 2016, the FASB issued new guidance related to how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. In July 2018, the FASB issued new guidance with targeted improvements which include a new transition method and a practical expedient for separating components of a contract intended to reduce costs and ease implementation of the lease standard. The guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

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

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2018.  Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. In its preliminary consideration of the matter, the EPO (and the German PTO) regarded the patent as not inventive or novel due to publication of prior art. Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, had to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of prior art.

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

In October 2016, TauroPharm submitted a further writ to the EPO requesting a date for the hearing and bringing forward further arguments, in particular in view of the June 2016 decision of the German PTO on the invalidity of the utility model, which we have appealed. On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and, after the written opinion was issued by the Opposition Division in September 2018, have appealed the decision. We continue to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that we will prevail in this matter with either the German PTO or the EPO. In addition, the ongoing Unfair Competition litigation against TauroPharm is not affected and will continue.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany, was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We prepared the requested reply and produced the respective documentation. TauroPharm also filed another writ within the same deadline and both parties filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular, the court requested us to further specify our requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties submitted further writs in this matter and the court scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing is now scheduled to take place on November 20, 2018. We intend to continue to pursue this matter, and to provide additional supplemental documentary and other evidence as may be necessary to support our claims.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

*
Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: November 14, 2018	By:	/s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

*
Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.