Form 10-K
period 2018-12-31
CorMedix Inc.
filed 2019-03-14
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _________________

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $19.2 million. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.

The number of outstanding shares of the registrant’s common stock was 119,014,093 as of March 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

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

Our primary focus is on the development of our lead product candidate, Neutrolin®, for potential commercialization in the United States, or U.S., and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin. Neutrolin is a novel anti-infective solution (a formulation of taurolidine 1.35%, citrate 3.5%, and heparin 1000 u/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among dialysis, critical care/intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin addresses a significant unmet medical need and a potential large market opportunity.

Neutrolin – United States

The U.S. Food and Drug Administration, or FDA, has designated Neutrolin as a Qualified Infectious Disease Product, or QIDP, for prevention of catheter related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity. In addition, in January 2015, the FDA granted Fast Track designation to Neutrolin Catheter Lock Solution, highlighting the large unmet need to prevent infections in the U.S. healthcare system. The Fast Track designation of Neutrolin provides us with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

In late 2013, we met with the FDA to determine the pathway for U.S. marketing approval of Neutrolin. We launched the Phase 3 clinical trial in hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial, or LOCK-IT-100, was a prospective, multicenter, randomized, double-blind, active control trial which aimed to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial was time to CRBSI. The trial evaluated whether Neutrolin was superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI. Secondary endpoints were catheter patency, which is defined as required use of tissue plasminogen activating factor (tPA), or removal of catheter for any reason. On July 25, 2018, we announced that the independent Data Safety Monitoring Board (“DSMB”) had completed its review of the interim analysis of the data from the LOCK-IT-100 study and, because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. No safety concerns were reported by the DSMB based on the interim analysis.

We established the Clinical Adjudication Committee, or CAC, to critically and independently assess CRBSI. As announced in July 2018, the CAC reviewed potential cases of CRBSI in our LOCK-IT-100 study that occurred through early December 2017, and identified 28 such cases. As previously agreed with the FDA, an interim efficacy analysis was performed when the first 28 CRBSIs were identified. In late January 2019, we announced the topline results of the full data set of the LOCK-IT-100 study. Because the study continued enrolling and treating subjects until study termination, the final efficacy analysis was based on a total of 795 subjects.

The primary endpoint of the Phase 3 LOCK-IT-100 study was the reduction of the risk of occurrence of CRBSI by Neutrolin relative to the active control of heparin. In the analysis of the full data set, a total of 41 CRBSI events were determined by the CAC. There was a 71% reduction in the risk of occurrence of CRBSIs compared with the active control of heparin, which is well in excess of the study’s assumed treatment effect size of a 55% reduction. In the Neutrolin arm, the CRBSI event rate was 0.13 per 1000 catheter days, which is significantly lower than the event rate of 0.46 per 1000 catheter days in the control arm. The statistical significance of the primary endpoint in the full data set (p=0.0006) was even more impressive than that of the interim analysis (p=0.0034).

There were no statistically significant differences between the results in the Neutrolin arm compared with the control arm in the final analysis for the secondary endpoints. The event rate for one of the secondary endpoints, catheter removal for any reason, was 3.48 per 1,000 catheter-days (236 out of 397 subjects) in the Neutrolin arm and 3.23 per 1,000 catheter-days (224 out of 398 subjects) in the control arm (p=0.39). The loss of catheter patency, which was defined either as catheter removal due to loss of catheter patency or the administration of tissue plasminogen activating factor (tPA), was also a secondary endpoint. The event rate for loss of catheter patency was 1.01 per 1,000 catheter-days (64 out of 397 subjects) in the Neutrolin arm and 0.74 per 1,000 catheter-days (48 out of 398 subjects) in the control arm (p=0.10).

In the top-line safety analysis, the observed rate of treatment-emergent adverse events was lower in the Neutrolin arm. The rate of adverse events per patient was 5.1 in the Neutrolin arm and 5.8 in the control arm.

Although two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin would generally be required by the FDA to secure marketing approval in the U.S., based on the recently completed and unblinded topline results of the LOCK-IT-100 study, we have begun discussions with the FDA on the appropriate next steps to support regulatory approval for Neutrolin. We agreed to provide the FDA a detailed analysis of the full data set including secondary endpoints from the LOCK-IT-100 study to facilitate FDA’s consideration of our request to file the New Drug Application (“NDA”) for Neutrolin on the basis of the LOCK-IT-100 study results. These data became available following the locking and unblinding of the study data in late January 2019. The analysis is planned to be completed over the next several weeks. We can provide no assurances that the FDA will not require a second clinical trial prior to NDA submission for Neutrolin.

The FDA also agreed that we could request consideration of Neutrolin for approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development of drug products which allows for the FDA’s determination of safety and effectiveness to reflect the risk-benefit profile of the drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection and the availability of alternative treatments in the limited population.

Neutrolin – International

In July 2013, we received CE Mark approval for Neutrolin. In December 2013, we commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands, or MEB, granted a label expansion for Neutrolin for these same expanded indications for the European Union (“EU”). In December 2014, we received approval from the Hessian District President in Germany to expand the label to include use in oncology patients receiving chemotherapy, IV hydration and IV medications via central venous catheters. The expansion also adds patients receiving medication and IV fluids via central venous catheters in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral nutrition was also approved.

Additional Development Possibilities

We are evaluating opportunities for the possible expansion of taurolidine as a platform compound. Patent applications have been filed in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation. We have had dialogue with the FDA on the regulatory pathway for these indications. The FDA has recently informed us that because taurolidine is an unapproved drug, there is no appropriate predicate device currently marketed in the U.S. on which a 510(k) approval process could be based. As a result, we will be required to submit a premarket approval application, or PMA, for marketing authorization for these indications. In the event that the NDA for Neutrolin is approved by the FDA, the regulatory pathway for these other indications may be revisited with the FDA.  Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness. We believe taurolidine can also provide benefits not currently available in marketed antimicrobial medical devices, devices for burn victims and use in less sterile environments.

We are also involved in a pre-clinical research collaboration for the use of taurolidine in combination with certain anti-cancer drugs as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma.

Neutrolin

Market Opportunity

Central venous catheters and peripherally inserted central catheters (“Central Catheters”) are an important and frequently used method for accessing the vasculature in hemodialysis (a form of dialysis where the patient’s blood is circulated through a dialysis filter), administering chemotherapy and basic fluids (total parenteral nutrition) in cancer patients and for cancer chemotherapy, long term antibiotic therapy, total parenteral nutrition (complete or partial dietary support via intravenous nutrients) and critical care/intensive care patients.

According to the 2015 United States Renal Disease System, there were 660,000 patients on hemodialysis in the U.S. Hemodialysis National Kidney Foundation has reported that patients requiring Central Catheters represent over 63 million catheter/dialysis treatment days per year. In the United States, 5.7 million intensive care patients are admitted annually according to the Society of Critical Care Medicine, which is estimated to represent 28.5 million catheter days associated with Central Catheter use in the ICU alone.  As of 2014, there were over 14.5 million patients in the United States living with cancer, with an estimated 7.7 million having had long-term Central Catheters. When stages of disease and types of chemotherapy regime are considered, the number of catheter days per year in cancer patients reaches 90 million.

One of the major and common complications for all patients requiring central venous catheters is CRBSI and the clinical complications associated with them. There are an estimated 250,000 CRBSI each year.  The U.S. Centers for Disease Control and Prevention stated in the Journal of American Medicine that the total annual cost in the United States of treating all CRBSI episodes and their complications amounts to approximately $6.0 billion.

Biofilm build up is the pathogenesis of both infections and thrombotic complications in central venous catheters. Prevention of CRBSI and inflammatory complications requires both decontamination of the internal surface of the catheter to prevent the systemic dissemination of organisms contained within the biofilm as well as an anticoagulant to retain patency. Biofilm forms when bacteria adhere to surfaces in aqueous environments and begin to excrete a slimy, glue-like substance that can anchor them to various types of materials, including intravenous catheters. The presence of biofilm has many adverse effects, including the ability to release bacteria into the blood stream. The current standard of catheter care is to instill a heparin lock solution at a concentration of 1,000 u/mL into each catheter lumen immediately following treatment, in order to prevent clotting between dialysis treatments. However, a heparin lock solution provides no protection from the risk of infection.

Currently, there are no pharmacologic agents approved in the U.S. for the prevention of CRBSI in central venous catheters. As noted above, we received the CE Mark approval for Neutrolin from the MEB of the EU in July 2013. We believe there is a significant need for prevention of CRBSI in the hemodialysis patient population as well as for other patient populations utilizing central venous catheters and peripherally inserted central catheters, such as oncology/chemotherapy, total parenteral nutrition and intensive care unit patients.

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

Initially, we expect to sell Neutrolin in the U.S. primarily to key dialysis center operators. We anticipate that Medicare reimbursement could be available for Neutrolin in hemodialysis and other catheter indications in intensive care, oncology and total parenteral nutrition through relevant hospital inpatient diagnosis-related groups (DRGs) or outpatient ambulatory payment classifications (APCs), the End-Stage Renal Disease Prospective Payment System (ESRD PPS) base payment, or under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) Fee Schedule, depending on the setting of care. We also plan to seek separate reimbursement as a drug, where available under Medicare, through mechanisms such as pass-through status under the Hospital Outpatient Prospective Payment System, the transitional drug add-on payment adjustment under the ESRD PPS, or reimbursement as a drug used with a DMEPOS infusion pump. We cannot fully anticipate changes in reimbursement requirements and mechanisms in the coming years, however, and we cannot be certain that Neutrolin will be granted separate reimbursement under any of these mechanisms. Furthermore, we anticipate that the U.S. Centers for Medicare & Medicaid Services (CMS), and private payers will increasingly demand that manufacturers demonstrate the cost effectiveness of their product as part of the reimbursement review and approval process. With this in mind, we are performing health economic evaluations to support this review in the context of the prospective use of Neutrolin in dialysis, the ICU and oncology settings.  Our studies may not be sufficient to support coverage or reimbursement at levels that allow providers to use Neutrolin.

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

We believe that the key competitive factors that will affect the development and commercial success of Neutrolin are efficacy and safety, as well as pricing and reimbursement. Given that there are no approved catheter lock solutions with anti-microbial properties in the U.S., and that the current standard of care is heparin, we believe there is an opportunity for Neutrolin to become the new standard of care in the U.S. market, if approved.

Drug:

To the best of our knowledge, the following product candidates have been recognized for the prevention and treatment of catheter-related blood stream infections in the U.S. or elsewhere.

●
TauroLock, manufactured by Tauro-Implant (Winsen, Germany). TauroLock has received a CE Mark and is distributed in 25 countries.  It has anti-microbial and anti-coagulant activity and contains a combination of citrate 4% with (cyclo)-taurolidine and heparin or urokinase. TauroLock has four formulations: TauroLock, Tauro_lock Heparin 100, TauroLock Heparin 500 and TauroLock Urokinase 2500IU. None of these formulations is approved for use in the U.S.
●
Zuragen by Ash Access Technology (Lafayette, IN), has antimicrobial and anticoagulant activity and contains methylene blue, parabens and 7% citrate.  Clinicaltrials.gov most recently reported status as not yet recruiting subjects as of October 2014.
●
B-Lock by Great Lakes Pharmaceuticals Inc. (Cleveland, OH).  It has anti-microbial, anti-coagulant and anti-fungal activity and contains trimethoprim, EDTA and ethanol combinations. B-Lock initiated a study in 2012 in Poland and Hungary to support CE Mark in European Union.  Clinicaltrials.gov reported the study as terminated for failure to meet primary endpoint in February 2017.
●
DuraLock-C, manufactured by Medical Components, Inc. (Harleysville, PA).  DuraLock-C received a CE Mark and is distributed in a number of European Union countries.  It has anti-microbial and anti-thrombosis activity and contains trisodium citrate in 46.7%, 30% and 4% concentrations.  No clinical update has been provided for this product on Clinicaltrials.gov since March 2008.   This product has not been approved for use in the U.S. market.
●
IntraLock, manufactured by Fresenius Medical Care AG & Co. (Bad Homburg, Germany). IntraLock received a CE Mark and is distributed in a number of European Union countries. It is an anticoagulant solution to prevent thrombus formation in catheters. IntraLock contains citrate (4%) for anticoagulation and a small amount of polyhexanide for preservation. This product has not been approved for use in the U.S. market.

●
TauroSept, manufactured by Geistlich Pharma (Wolhusen, Switzerland). TauroSept received Class 3 CE Mark and is distributed in a number of European Union countries. TauroSept contains 2% taurolidine solution, 5% polyvinylpyrrolidone and traces of HCl and NaOH to adjust pH. It contains no anticoagulant substances. This product has not been approved for use in the U.S. market.
●
Mino-Lok, being developed by Citius Pharmaceutical (Cranford, NJ). Mino-Lok is intended to salvage the central venous catheter obviating the need to remove and replace the catheter. Mino-Lok contains a proprietary combination of minocycline, edetate (disodium EDTA), and ethyl alcohol. This product is in Phase 3 development in the U.S.

Medical Devices:

●
Tego® Needlefree Connector, manufactured by ICU Medical Inc. (San Clemente, CA). Tego Needlefree Connector received 510(k) clearance from the FDA. The Tego connector creates a mechanical and microbiology closed system when attached to the hub of the catheter and works with all hemodialysis central venous catheter, or CVC, related applications.
●
Curos® (Luer-lock caps twist on, stay on) disinfecting port protectors designed specifically for Tego Needlefree Connectors, manufactured by Ivera Medical Corporation (San Diego, CA). Curos received 510(k) clearance from the FDA. Curos for Tego Needlefree Connectors contains 70% isopropyl alcohol-saturated, sponge-like foam that disinfects ports in three minutes and keeps ports clean for seven days.
●
ClearGuard® HD End Caps for Hemodialysis Catheters, manufactured by Pursuit Vascular, Inc. (Maple Grove, MN). ClearGuard HD End Caps received 510(k) clearance from the FDA. The ClearGuard HD End Cap consists of (1) a copolyester polymer plug, which has a rod extending from the tier region that is coated with the antimicrobial agent chlorhexidine acetate (CHA) and (2) a nylon lock ring with threads that are also coated with CHA.
●
BioFlo DuraMax Dialysis Catheter with Endexo Technology, manufactured by AngioDynamics (Latham, NY). The product received 510(k) clearance by the FDA. The BioFlo DuraMax chronic dialysis catheter features Endexo Technology, a catheter material more resistant to thrombus accumulation. Endexo technology is permanent, non-eluting polymer “blended” into the polyurethane from which the catheter is made.

Some device companies have launched antibiotic or antimicrobial-coated catheters as short-term prevention of catheter infection. We believe these are not effective for hemodialysis catheters due to the long-term use and high blood flow associated with hemodialysis.

Manufacturing

All of our manufacturing processes currently are, and we expect them to continue to be, outsourced to third parties. We rely on third-party manufacturers to produce sufficient quantities of drug product for use both commercially and in clinical trials. We intend to continue this practice in the future.

In April 2015, we entered into a Preliminary Services Agreement with [RC]2 Pharma Connect LLC (“RC2”), pursuant to which RC2 coordinates certain manufacturing services related to taurolidine, which is a key ingredient in Neutrolin. Specifically, RC2 undertook a critical parameters evaluation for our manufacturing needs and to coordinate the cGMP processes set forth in the agreement that we believe are necessary for the submission of our planned new drug application for Neutrolin to the FDA, as well as any foreign regulatory applications. The total cost for RC2’s services under the preliminary services agreement was approximately $1.8 million and the agreement was completed during the first quarter of 2017. The active pharmaceutical ingredient, or API, produced under this agreement has been manufactured for future commercial sales in the EU, Middle East and the U.S. The API was used for the U.S. Phase 3 clinical trial.  Further, CorMedix has a Drug Master File filed with FDA for taurolidine.

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

In the United States, the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act and the agency’s implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, and during the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution, among other actions. Any agency enforcement action and/or any related impact could have a material adverse effect on us.

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

Clinical trial programs in humans generally follow a three-phase process. Typically, Phase 1 studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease. Phase 1 studies are conducted to determine the metabolic and pharmacological action of the product candidate in humans and the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase 2, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate clinical endpoints, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase 3, large-scale clinical trials are generally conducted in patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by United States and foreign regulatory agencies. Typically, two Phase 3 trials are required for marketing approval.

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

United States law requires that studies conducted to support approval for product marketing be “adequate and well controlled.” In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. The recently passed 21st Century Cures Act, however, provides for FDA acceptance of new kinds of data such as patient experience data, real world evidence, and, for appropriate indications sought through supplemental marketing applications, data summaries. Studies must also be conducted in compliance with good clinical practice requirements, and informed consent must be obtained from all study subjects.

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

The clinical trial process for a new compound can take ten years or more to complete. The FDA may prevent clinical trials from beginning or may place clinical trials on hold at any point in this process if, among other reasons, it concludes that study subjects are being exposed to an unacceptable health risk. Trials may also be prevented from beginning or may be terminated by institutional review boards, or IRBs, who must review and approve all research involving human subjects and amendments thereto. The IRB must continue to oversee the clinical trial while it is being conducted. This includes the IRB receiving information concerning unanticipated problems involving risk to subjects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, the FDA receives fees for reviewing an NDA, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. Fee waivers or reductions are available in certain circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication. Under certain circumstances, orphan products may also be exempt from product and establishment fees.

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

A final new program to expedite the development of drug products is the LPAD, which was passed as part of the 21st Century Cures Act. LPAD allows for the FDA’s determination of safety and effectiveness to reflect the risk-benefit profile of the drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection and the availability of alternative treatments in the limited population. Under LPAD, a sponsor may request drug approval for an antibacterial or antifungal drug if the drug is intended to treat a serious life-threatening infection in a limited population of patients with unmet needs. The drug may be approved for the limited population notwithstanding a lack of evidence to fully establish a favorable benefit-risk profile in a broader population. The FDA must provide prompt advice to sponsors seeking approval under LPAD to enable them to plan a development program. If approved under LPAD, certain post-marketing requirements would apply, such as required labeling and advertising statements and pre-distribution submission of promotional materials to FDA. If after approval for a limited population, a product receives a broader approval, the FDA may remove such post-marketing restrictions. While a drug may only be approved for a limited population under this program, the 21st Century Cures Act states that it is not intended to restrict the prescribing of antimicrobial drugs or other products by healthcare professionals.

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

For certain infectious disease products, the above discussed exclusivity periods may be further extended under the FDA’s qualified infectious disease product program. A qualified infectious disease product, or QIDP, is an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens; or qualifying pathogens designated by the FDA that have the potential to pose a serious threat to public health. If the FDA approves an NDA for a drug designated as a QIDP, the NCE exclusivity period is extended to ten years and the FDA may not accept applications for nine years. Moreover, if a product is designated as a QIDP and an orphan product, the orphan product exclusivity period is extended to twelve years. These extensions are in addition to any extension that an application may be entitled to under the pediatric exclusivity provisions. To receive a QIDP designation, the sponsor must request that the FDA designate the product as such prior to the submission of an NDA. This designation may not be withdrawn except if the FDA finds that the request for designation contained an untrue statement of material fact. QIDPs are also eligible for fast track status and priority review.

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

The regulatory framework applicable to the production, distribution, marketing, and/or sale, of our product candidates may change significantly from the current descriptions provided herein in the time that it may take for any of our product candidates to reach a point at which a NDA is approved. Moreover, individual states may have laws and regulations that we must comply with, such as laws and regulations concerning licensing, promotion, sampling, distribution, and reporting.

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

The FDA has informed us that it regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510(k) approval process could be based. As a result, we will be required to submit a premarket approval application for marketing authorization for these indications. In the event that the NDA for Neutrolin is approved by the FDA, the regulatory pathway for these taurolidine product candidates can be revisited with the FDA.  Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

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

Intellectual Property

On January 30, 2008, we entered into a License and Assignment Agreement, or the NDP License Agreement, with ND Partners, LLC, or NDP. Pursuant to the NDP License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). We acquired such licenses and patents through our assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann, and Dr. Johannes Reinmueller. NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in our company consisting of 365,534 shares of common stock as of December 31, 2010. In addition, we are required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares held in escrow is 145,543 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at December 31, 2018. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval processes and certain worldwide net sales amounts.

On April 11, 2013, we entered into an amendment to the NDP License Agreement. Under Article 6 of the NDP License Agreement, we were obligated to make a milestone payment of $500,000 to NDP upon the first issuance of a CE Mark for a licensed product, which payment was payable to NDP within 30 days after such issuance. Pursuant to the terms of the amendment, we and NDP agreed to delay such milestone payment to a time, to be chosen by us, anytime within twelve months after the achievement of such issuance. As consideration for the amendment, we issued NDP a warrant to purchase 125,000 shares of our common stock at an exercise price of $1.50 per share. The warrant was exercisable immediately upon issuance and had a term of five years and expired in April 2018.

During the year ended December 31, 2013, a milestone payment of $500,000 was earned by NDP upon the first issuance of the CE Mark for Neutrolin, which was converted in January 2014 into 50,000 Series C-3 non-voting preferred stock and 250,000 warrants at an exercise price of $1.50 per share. During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of December 31, 2018 is 109,157 shares of common stock. There were no milestones achieved in 2017 or 2018.

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

We believe that the patents and patent applications we have licensed pursuant to the NDP License Agreement cover effective solutions to the various problems discussed previously when using taurolidine in clinical applications, and specifically in hemodialysis applications. The patent portfolio licensed from NDP consists of 11 issued U.S. patents, 1 pending U.S. patent application, 14 issued foreign patents and 1 pending foreign patent application. We intend to file additional patent applications to cover any additional related subject matter we develop. We currently have 12 U.S. non-provisional patent applications, 3 U.S. provisional patent applications, 6 international (PCT) patent applications, and 34 foreign patent applications pending which cover additional applications using taurolidine in, among others, sutures, hydrogels, meshes, transdermal and biofilm products.

Employees

As of March 10, 2019, we had twenty-two full time employees, including our customer service representative and office manager in Germany. We also engage various consultants and contractors for project management and research and development, manufacturing and regulatory development, marketing, financing, sales and marketing and administrative activities.

Corporate Information

We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Our principal executive offices are located at 400 Connell Drive, Suite 5000, Berkeley Heights, New Jersey 07922. Our telephone number is (908) 517-9500.

We have announced our intention to effect a 1-for-5 reverse stock split to be effective on March 26, 2019 and we have not given effect to the proposed reverse stock split in this Report.

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

Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early stages of operation. We incurred net losses of approximately $26.8 million and $33.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $179.0 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trial and commercialization activities increase as we develop and commercialize Neutrolin and our other product candidates. As a result, we expect to experience negative cash flow as we fund our operating losses and capital expenditures. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Neutrolin was launched in December 2013 and is currently available for distribution in certain European Union and Middle East countries. We have not generated any significant commercial revenue and do not expect to generate substantial revenues from Neutrolin unless and until it is approved by the FDA and launched in the U.S. market, and we might never generate significant revenues from the sale of Neutrolin or any other products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: obtaining FDA approval of Neutrolin for hemodialysis catheters; successfully launching and marketing Neutrolin in the U.S., if approved by the FDA; successfully marketing Neutrolin in foreign countries in which it is approved for sale; obtaining necessary regulatory approvals for our other product candidates from the FDA and, if sought, international regulatory agencies; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for Neutrolin.

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

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2018 we had an accumulated deficit of $179.0 million, and incurred net losses from operations of $26.8 million for the year then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the recently concluded hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at December 31, 2018 plus funding raised through March 8, 2019, will be sufficient to fund operations into the second quarter of 2020. We will need additional funding for the second Phase 3 clinical trial, if required by the FDA, and funding for the commercialization of Neutrolin upon FDA approval.

Our continued operations will ultimately depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of our products in order to complete the development of Neutrolin and until we achieve profitability, if ever. We can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, we could be required to delay, scale back or eliminate some or all of our research and development programs which would likely have a material adverse effect on our business.

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

We believe that our cash resources as of December 31, 2018 plus funding raised through March 8, 2019, will be sufficient to fund operations into the second quarter of 2020. We will need additional funding thereafter to prepare for Neutrolin’s commercial launch, or if required by the FDA, to undertake a second Phase 3 study prior to filing an NDA. If we are unable to raise additional funds when needed, we may not be able to complete the Neutrolin development program or commercialize Neutrolin and we could be required to delay, scale back or eliminate some or all of our research and development programs. We can provide no assurances that any financing or strategic relationships will be available to us on acceptable terms, or at all. We expect to continue to use significant cash to fund our operations as we seek FDA approval of Neutrolin in the U.S., commercialize Neutrolin in Europe and other markets, pursue development of our medical devices and other business development activities, and incur additional legal costs to defend our intellectual property.

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

Until the date that none of the preferred stock or warrants that we issued to Elliott Associates, L.P. and Elliott International, L.P in November 2017 as part of the backstop financing are outstanding, we are prohibited from issuing or selling any securities convertible into common stock at a conversion price of below $0.162 per share on terms more favorable than the backstop financing terms and with a conversion, exchange or exercise price that is based upon and/or varies with the trading prices of or quotations for the shares of our common stock or that is subject to being reset at some future date or upon the occurrence of specified or contingent events directly or indirectly related to our business (other than pursuant to a customary “weighted average” anti-dilution provision) or the market for our common stock or enter into any agreement to sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights and other than pursuant to an at-the-market offering through a registered broker-dealer). Under certain conditions, this restriction could make raising capital through the sale of equity securities difficult and could have a material adverse impact on our business, financial condition and prospects.

Risks Related to the Development and Commercialization of Our Product Candidates

If the FDA requires a second clinical trial for Neutrolin in order for us to submit the NDA, the development of Neutrolin will take longer and cost more to complete and we will need significant additional funds to undertake a second trial.

Although two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are generally required by the FDA to secure marketing approval in the U.S., in light of the interim analysis results and the DSMB recommendation, we are in dialogue with the FDA on the appropriate next steps for the development of Neutrolin based on the results of the interim analysis of our recently terminated Phase 3 clinical trial, LOCK-IT-100. However, we can provide no assurances that the FDA will not require a second clinical trial prior to NDA submission for Neutrolin. Were the FDA to require a second clinical trial, the clinical development program for Neutrolin will be more expensive and will take longer to complete. We may need to raise significant additional funds to undertake and complete a second trial. Whether or not and how quickly we complete a second Phase 3 clinical trial would be dependent in part upon the size and scope of the trial, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. We could be required to incur additional costs and extend the anticipated time for completion of the trial. If we experience issues related to the clinical trial results, we may incur additional costs and delays in the trial, and may not be able to complete the clinical trial in a cost-effective or timely manner, which would have an adverse effect on our development program for Neutrolin as a treatment for catheter related bloodstream infections.

Our only product Neutrolin is only approved in Europe and is still in development in the U. S.

        Neutrolin currently and for at least the near future is our only current product as well as product candidate. Neutrolin has received CE Mark approval in Europe, and we launched it in Germany in December 2013. We also are pursuing development of Neutrolin in the U.S. Our product commercialization and development efforts may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be proven safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. Even if approved, our products may not be accepted in the marketplace. Neutrolin will require significant additional development, including the preparation and filing of an NDA, possibly a second clinical trial, and/or investment by us or our collaborators as we continue its commercialization, as will any of our other product candidates.

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

Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain.

In order to obtain FDA or foreign approval to market a new drug or device product, we must demonstrate proof of safety and effectiveness in humans. Foreign regulations and requirements are similar to those of the FDA. To meet FDA requirements, we must conduct “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with the Neutrolin development program or the development plans for our other product candidates may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

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

Further, the results from early pre-clinical and clinical trials are not necessarily predictive of results to be obtained in later clinical trials. Accordingly, even if we obtain positive results from early pre-clinical or clinical trials, we may not achieve the same success in later clinical trials.

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

While we have received the CE Mark approval for Neutrolin in Europe, certain individual countries within the European Union require further approval by their national regulatory agencies. Failure to receive or maintain these other requisite approvals could prohibit us from marketing and selling Neutrolin in the entire European Economic Area. In addition, we will need regulatory approval to market and sell Neutrolin in foreign countries outside of Europe. We have received regulatory approval in Saudi Arabia, Kuwait, Bahrain and United Arab Emirates.

In the United States, we have no current application for, and have not received the regulatory approvals required for, the commercial sale of any of our product candidates. We have not submitted an NDA, PMA or 510(k) to the FDA for any product candidate. We are preparing an NDA for Neutrolin in hemodialysis catheters based on our recently terminated Phase 3 trial, LOCK-IT-100. We may be required to conduct a second Phase 3 clinical trial before the NDA may be submitted. Financing will be required to conduct a second Phase 3 trial, if required. However, we might not obtain any financing necessary to complete the development of Neutrolin for use in hemodialysis catheters.

We also are pursuing development of taurolidine-based devices for wound closure, surgical meshes, wound management and osteoarthritis. The FDA recently informed us that it regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510(k) approval process for these devices could be based. As a result, we will be required to submit a premarket approval application for marketing authorization for these indications. In the event that the NDA for Neutrolin is approved by the FDA, the regulatory pathway for these devices can be revisited with the FDA.  Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

It is possible that Neutrolin will not receive any further approval or that any of our other product candidates will be approved for marketing. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals, would adversely affect the successful commercialization of Neutrolin or any other drugs or products that we or our partners develop, impose additional costs on us or our collaborators, diminish any competitive advantages that we or our partners may attain, and/or adversely affect our cash flow, financial condition and results of operations.

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

          Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and/or private health insurers, both in the U.S. and abroad. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products. We initially expect to sell Neutrolin directly to hospitals and key dialysis center operators, but also plan to expand its usage into intensive care, oncology and total parenteral nutrition patients needing catheters, including Medicare patients. All of these potential customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis and other treatments. Reimbursement is strictly governed by these insurance payors. We believe that Neutrolin would be eligible for coverage under various reimbursement programs, including hospital inpatient diagnosis-related groups (DRGs), outpatient ambulatory payment classification (APCs) and the End-Stage Renal Disease Prospective Payment System (ESRD PPS) or under the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Fee Schedule, depending on the treatment setting. However, coverage by any of these reimbursement programs is not assured, and even if coverage is granted it could later be revoked or modified under future regulations. Further, the U.S. Centers for Medicare & Medicaid Services (CMS), which administers Medicare and works with states to administer Medicaid, has adopted and will continue to adopt and/or amend rules governing reimbursement for specific treatments, including those we intend to address such as dialysis and ESRD PPS. We anticipate that CMS and private insurers will increasingly demand that manufacturers demonstrate the cost effectiveness of their products as part of the reimbursement review and approval process. Rising healthcare costs have also led many European and other foreign countries to adopt healthcare reform proposals and medical cost containment measures. Similar legislation could be introduced in the U.S. Any measures affecting the reimbursement programs of these governmental and private insurance payors, including any uncertainty in the medical community regarding their nature and effect on reimbursement programs, could have an adverse effect on purchasing decisions regarding Neutrolin, as well as limit the prices we may charge for Neutrolin. The failure to obtain or maintain reimbursement coverage for Neutrolin or any other products could materially harm our operations.

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

Furthermore, the pharmaceutical and medical device industry is diverse, complex, and rapidly changing. By its nature, the business risks associated with the industry are numerous and significant. The effects of competition, intellectual property disputes, market acceptance, and FDA or other regulatory agency regulations preclude us from forecasting regulatory approval, product acceptance, revenues or income with certainty or even confidence.

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

In both the United States and certain foreign jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory changes to the health care system that could affect our ability to sell our approved products profitably. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under the Medicare program in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), was enacted. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. Such government-adopted reform measures may adversely affect the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

In recent years, the U.S. Congress has sought to repeal and has significantly amended the Affordable Care Act. We expect that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any products that are approved or the amounts of reimbursement available for these products from governmental agencies or other third-party payors or may increase the tax requirements for life sciences companies such as ours. Any such legislation could have an adverse effect on our business, financial condition and results of operations.

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

We are highly dependent on the principal members of our management and scientific staff, specifically, Khoso Baluch, a director and our Chief Executive Officer, Robert Cook, our Chief Financial Officer, Paul Chew, our Acting Chief Medical Officer, Elizabeth Masson, our Executive Vice President and Head of Clinical Operations, and John Armstrong, our Executive Vice President for Technical Operations. Our future success will depend in part on our ability to identify, hire, and retain current and additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the New York metropolitan area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

Over time, we expect to hire additional qualified personnel with expertise in government regulation, formulation and manufacturing, and sales and marketing, among others. We compete for qualified individuals with numerous pharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining such qualified personnel will be critical to our success.

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

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. In its preliminary consideration of the matter, the EPO (and the German PTO) regarded the patent as not inventive or novel due to publication of prior art.  Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three-judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, has to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of prior art.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from us and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested us to further specify our requests and to further substantiate in even more detail which know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties submitted further writs in this matter and the court scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe that our claims are well-founded. We therefore filed an appeal in January 2019.

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

We do not have an internal sales organization. To date we have relied, and intend to continue to rely, on third parties for the marketing, sales and distribution of Neutrolin outside of the U.S. The use of third parties to commercialize our approved products reduces the revenues that we would receive if we commercialized these products ourselves.

We have entered into agreements with independent companies to market Neutrolin in Saudi Arabia, the United Arab Emirates and France, and, upon regulatory approval, South Korea. We may seek a sales partner in the U.S. if Neutrolin receives FDA approval or we may undertake marketing and sales of Neutrolin in the U.S. on our own. We will be dependent on the firms and individuals with whom we contract for the success of sales in the countries in which they operate. If these firms or individuals do not perform for whatever reason, our business, prospects and results of operations may be materially adversely affected. Finding a new or replacement organization for sales and marketing could be difficult, which would further harm our business, prospects and results of operations.

If we undertake the marketing and sales of Neutrolin in the U.S. on our own, we will need to hire and create our own marketing and sales infrastructure. The establishment and development of our own marketing and sales force would be expensive and time consuming and we could face delays in such undertaking, which would adversely affect the product launch. We cannot be certain that we would be able to successfully develop this capability. The failure to successfully develop our own marketing and sales infrastructure would have a negative adverse effect on our business and results of operations.

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

Completion of our clinical trials and commercialization of Neutrolin and any other product candidate require access to, or development of, facilities to manufacture sufficient supplies. All of our manufacturing processes currently are, and we expect them to continue to be, outsourced to third parties. Specifically, we will rely on one or more manufacturers to supply us and/or our distribution partners with commercial quantities of Neutrolin. If, for any reason, we become unable to rely on our current sources for the manufacture of Neutrolin or any other product candidates or for active pharmaceutical ingredient, or API, either for clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for pre-clinical, clinical, and commercial purposes. We may not be successful in identifying such additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. Such third-party manufacturers must receive FDA or applicable foreign approval before they can produce clinical material or commercial product, and any that are identified may not receive such approval or may fail to maintain such approval. In addition, we may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacturing if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected.

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

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2018, we had an accumulated deficit of $179.0 million, and incurred net losses from operations of $26.8 million for the year then ended. Based on the current development plans for Neutrolin in both the U.S. and foreign markets (including the preparation of an NDA for Neutrolin in hemodialysis catheters) and our other operating requirements, management believes that the existing cash at December 31, 2018 plus funding raised through March 8, 2019, will be sufficient to fund operations into the second quarter of 2020. Further, we will need additional funding to prepare for Neutrolin’s commercial launch, or if required by the FDA, to undertake a second Phase 3 study prior to filing an NDA. We anticipate that we will incur operating losses for the foreseeable future. Additionally, we will require substantial funds in the future to support our operations. The issuance of additional equity securities, or convertible debt or other derivative securities, likely will dilute some if not all of our then existing stockholders, depending on the financing terms.

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

Pursuant to our 2013 Stock Plan, our Board of Directors is authorized to award up to a total of 11,000,000 shares of common stock or options to purchase shares of common stock to our officers, directors, employees and non-employee consultants. As of December 31, 2018, options to purchase 120,000 shares of common stock issued under our 2006 Stock Plan at a weighted average exercise price of $1.44 per share, and options to purchase 4,936,326 shares of common stock issued under our 2013 Stock Plan at a weighted average exercise price of $1.87 per share were outstanding. In addition, at December 31, 2018, there were outstanding warrants to purchase an aggregate of 16,595,016 shares of our common stock at prices ranging from $0.001 to $7.00, and shares of our outstanding Series C-2, C-3, D, E and F preferred stock convertible into an aggregate of 18,324,678 shares of our common stock. Stockholders will experience dilution in the event that additional shares of common stock are issued under our 2006 Stock Plan or 2013 Stock Plan, or options issued under our 2006 Stock Plan or 2013 Stock Plan are exercised, or any warrants are exercised for, or preferred stock shares are converted to, common stock.

The anticipated benefits of our recently announced reverse stock split might not materialize.

We have announced our intention to effect a 1-for-5 reverse stock split to be effective on March 26, 2019. The reverse stock split is intended to reduce the number of outstanding shares of our common stock and thereby, absent other factors, to increase the per share market price of our common stock. However, other factors, such as the status of our development program for Neutrolin and other potential products, operating and financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, we cannot assure you that the reverse stock split, if completed, will result in the intended benefit of an increase in the market price per share of our common stock after the reverse stock split. Additionally, we cannot assure you that an increase, if any, in the market price of our common stock as a result of the reverse stock split will be in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. Further, we cannot assure you that the market price of our common stock will not decrease in the future. Accordingly, the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split.

Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.

During the period from the completion of our initial public offering, or IPO, on March 30, 2010 through February 28, 2019, the high and low sales prices for our common stock were $10.40 and $0.15, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop or continue. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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
●
our need for additional capital;
●
results of clinical trials of our product candidates, including any other Phase 3 trial for Neutrolin in the U.S., if required, or those of our competitors;
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

For these reasons and others, an investment in our securities is risky and you should invest only if you can withstand wide fluctuations in and a significant or complete loss of the value of your investment.

A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock.

As of December 31, 2018, we had outstanding the following securities that are convertible into or exercisable for shares of our common stock:

●
options to purchase an aggregate of 120,000 shares of our common stock issued to our officers, directors, employees and non-employee consultants under our Amended and Restated 2006 Stock Incentive Plan, or the 2006 Stock Plan, with a weighted average exercise price of $1.44 per share;
●
options to purchase an aggregate of 4,936,326 shares of our common stock issued to our officers, directors and non-employee consultants under our 2013 Stock Plan, with a weighted average exercise price of $1.87 per share;
●
warrants for 500,000 shares of common stock issued in May 2013 with an exercise price of $0.001 per share that expire on May 30, 2019;
●
warrants for 750,000 shares of common stock with an exercise price of $0.001 that expire on October 22, 2019;
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
●
Series F Preferred Stock convertible into 12,345,679 shares of common stock, subject to adjustment;
●
warrants for 682,500 shares of common stock issued in March 2014 with an exercise price of $2.50 per share that expire on September 10, 2019;
●
warrants for 200,000 shares of common stock with an exercise price of $7.00 that expire on March 3, 2020;
●
warrants for 83,400 shares of common stock with an exercise price of $7.00 that expire on March 25, 2020;
●
Series B warrants for 11,974,839 shares of common stock with an exercise price of $1.05 that expire on August 10, 2022;
●
underwriter warrants for 664,419 shares of common stock with an exercise price of $0.9375 that expire on August 10, 2022;
●
warrants for 564,858 shares of common stock with an exercise price of $0.001 that expire on November 16, 2020;
●
warrants for 450,000 shares of common stock with an exercise price of $1.50 that expire on December 31, 2023;
●
Senior convertible note convertible into 5,000,000 shares of common stock; and
●
restricted stock units for 29,087 shares of common stock with an average grant date fair value of $2.08 per share.

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

Our common stock is currently listed for trading on the NYSE American, and the continued listing of our common stock on the NYSE American is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses and maintaining a minimum level of stockholders’ equity.  In June 2018, we received a notice from the NYSE American that we did not meet continued listing standards of the NYSE American as set forth in Part 10 of the Company Guide.  Specifically, we are not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if the issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if the issuer has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years); and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if the issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years). The notice noted that we reported stockholders’ equity of $0.8 million as of March 31, 2018, and net losses in our five most recent fiscal years ended December 31, 2017. As a result, we have become subject to the procedures and requirements of Section 1009 of the Company Guide. We had to submit to the NYSE American no later than July 16, 2018 a plan of compliance to address how we intend to regain compliance with Section 1003(a)(i), Section 1003(a)(ii) or Section 1003(a)(iii) of the Company Guide by December 16, 2019 (the “Sections 1003(a)(i)-(iii) Plan Period”). The plan was submitted on time and was accepted by the NYSE American. As a result, we are able to continue our listing during the Sections 1003(a)(i)-(iii) Plan Period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If we are not in compliance with the NYSE American’s continued listing standards of Section 1003(a)(i), Section 1003(a)(ii) or Section 1003(a)(iii) within the timeframe provided, or do not make progress consistent with the plan during the Sections 1003(a)(i)-(iii) Plan Period, the NYSE American will initiate delisting proceedings.

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

Our subsidiary leases its offices in Fulda, Germany pursuant to a three-month lease agreement which commenced in June 2017, renewable every three months for a base monthly payment of €400.

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

The opposition proceeding against the Prosl European Patent before the EPO is ongoing. In its preliminary consideration of the matter, the EPO (and the German PTO) regarded the patent as not inventive or novel due to publication of prior art. Oral proceedings before the Opposition Division at the EPO were held on November 25, 2015, at which the three-judge patent examiner panel considered arguments related to the validity of the Prosl European Patent. The hearing was adjourned due to the fact that the panel was of the view that Claus Herdeis, one of the managing directors of TauroPharm, had to be heard as a witness in a further hearing in order to close some gaps in the documentation presented by TauroPharm as regards the publication of prior art.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany, was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We prepared the requested reply and produced the respective documentation. TauroPharm also filed another writ within the same deadline and both parties filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular, the court requested us to further specify our requests and to further substantiate in even more detail which know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties submitted further writs in this matter and the court scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe firmly that our claims are well-founded. We therefore filed an appeal in January 2019.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock trades on the NYSE American under the symbol “CRMD.” The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NYSE American:

	2018		2017
	High	Low	High	Low
First Quarter	$0.59	$0.17	$2.48	$1.44
Second Quarter	$0.40	$0.17	$1.64	$0.36
Third Quarter	$1.03	$0.23	$0.54	$0.32
Fourth Quarter	$2.40	$0.84	$0.77	$0.45

Based upon information furnished by our transfer agent, at March 7, 2019, we had approximately 66 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number ofsecurities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	5,056,326	$1.86	5,025,305

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

In December 2015, we initiated a multicenter, double-blind, randomized, active control Phase 3 clinical trial in the U.S. in hemodialysis patients with a central venous catheter (“LOCK-IT-100”). In April 2017, a safety review by our independent Data Safety Monitoring Board, or DSMB, was completed. The DSMB unanimously concluded that it was safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized into the trial. On July 25, 2018, the DSMB completed its review of the interim analysis of the data from the LOCK-IT-100 study and, because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. The DSMB also reported that there were no safety concerns.

Although two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are generally required by the FDA to secure marketing approval in the U.S., based on the recently completed and unblinded topline results of the LOCK-IT-100 study, we have begun discussions with the FDA on the appropriate next steps to support regulatory approval for Neutrolin. We agreed to provide the FDA a detailed analysis of the full data set including secondary endpoints from the LOCK-IT-100 study to facilitate FDA’s consideration of our request to file the New Drug Application (“NDA”) for Neutrolin on the basis of the LOCK-IT-100 study results. These data became available following the locking and unblinding of the study data in late January 2019. The analysis is planned to be completed over the next several weeks.

The FDA also agreed that we could request consideration of Neutrolin for approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development of drug products which allows for the FDA’s determination of safety and effectiveness to reflect the risk-benefit profile of the drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection and the availability of alternative treatments in the limited population.

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

The FDA has informed us that it regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510(k) approval process could be based. As a result, we will be required to submit a premarket approval application, or PMA, for marketing authorization for these indications. In the event that an NDA for Neutrolin is approved by the FDA, the regulatory pathway for these product candidates may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

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

As previously announced, the New Jersey Economic Development Authority (“NJEDA”) has approved our application to participate in the New Jersey Technology Business Tax Certificate Transfer (“NOL”) program for State Fiscal Year 2018.  The approval will allow us to sell approximately $5.4 million of the total $6.1 million in available tax benefits to an unrelated, profitable New Jersey corporation in return for approximately $5.0 million in cash. Closing is subject to NJEDA’s typical closing conditions, which are in process.

Since our inception, our operations to date have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we close out our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with catheters, possibly plan a second Phase 3 clinical trial for Neutrolin, if required by the FDA, prepare and submit a NDA for Neutrolin to the FDA, commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of December 31, 2018, we had an accumulated deficit of approximately $179.0 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through December 31, 2018, we have funded our operations primarily through debt and equity financings.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We expect to incur significant R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., especially closing out the LOCK-IT-100 clinical trial, preparing an NDA for Neutrolin and possibly planning a second Phase 3 trial, if required.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on clinical development of Neutrolin in the U.S. and optimization of sales in foreign markets where Neutrolin is approved. In December 2015, we contracted with our contract research organization, or CRO, to help us conduct our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. During 2017, we modified the original contract to cover various changes in cost due to timeline extensions, protocol changes, and additional activities related to the collection of retrospective data outside the treatment centers. In 2018, we brought in-house and assumed direct responsibility for several aspects of the study, among them site management and review of severe adverse events, or SAEs, for the remainder of the study. At December 31, 2018, approximately $28.5 million of clinical trial expense has been recorded in connection with the Master Service Agreement and work orders. Approximately $24.0 million has been paid. We contested a substantial amount of the unpaid clinical trial expense due to the unexpected delay and additional costs we incurred in preparing for the interim analysis of the LOCK-IT-100 study. In November 2018, we signed a confidential settlement agreement with the CRO in which we received cash and other consideration in return for agreeing to make cumulative net payments of approximately $6.2 million, plus investigator fees and third-party costs that had not been invoiced as of September 30, 2018. Among other benefits, the settlement agreement resulted in full satisfaction of all outstanding accounts payable and accrued expenses related to the period through June 30, 2018. Additionally, in parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to us related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million.

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

Change in Fair Value of Derivative Liabilities

In November 2017, we entered into a backstop agreement with an existing long-term institutional investor to purchase 2,000 additional Series F convertible preferred stock at $1,000 per share, at our sole discretion, beginning January 15, 2018 through March 31, 2018. As consideration for the backstop agreement, we issued 564,858 warrants, exercisable for three years, to purchase shares of our common stock at a per share exercise price of $0.001. These warrants were initially classified as derivative liability as we had a conditional obligation to settle these warrants by issuing a variable number of shares with variations of the obligation based on inputs other than the fair value of our shares (i.e. the amount subject to the backstop agreement). In November 2017, we initially recorded a derivative liability of $270,592 and a corresponding reduction to additional paid in capital based on the initial Black Scholes valuation. In December 2017, the number of warrants issued was determined and, as a result, the derivative liability was reclassified to equity. Prior to the reclassification to equity, an expense of $56,487 for the change in fair value of derivative liability was recorded on our consolidated statement of operations and comprehensive income (loss) during the fourth quarter of 2017.

As previously disclosed, at the time we issued the warrants in our May 2017 public offering, we did not have a sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants and therefore recorded and classified the fair value of the warrants as a derivative liability at the issuance date and marked-to-market at each balance sheet date. The change in the fair value of derivative liability is the difference between the fair value of the warrants recorded on issuance date and the fair value of warrants at the balance sheet date, with any decrease or increase in the estimated fair value being recorded in other income (expense). On August 9, 2017, we amended our certificate of incorporation to increase our authorized shares and we, as of that date, have sufficient authorized shares to cover shares issuable upon the conversion of the warrants. The fair value of these warrants was re-measured on August 10, 2017, the date the warrants became exercisable and were reclassified from liability to equity, which resulted in a loss of $121,000, recorded on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following is a tabular presentation of our consolidated operating results for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017	% of Change Increase (Decrease)
Revenue	$430	$329	31%
Cost of sales	(397)	(115)	245%
Gross profit (loss)	33	214	(85)%
Operating Expenses:
Research and development	(18,822)	(24,486)	(23)%
Selling, general and administrative	(8,075)	(8,652)	(7)%
Total operating expenses	(26,897)	(33,138)	(19)%
Loss from operations	(26,864)	(32,924)	(18)%
Interest income	37	111	(67)%
Foreign exchange transaction loss	(1)	(14)	(93)%
Change in fair value of derivative liabilities	-	(177)	(100)%
Interest expense	(2)	(6)	(67)%
Total other income (expense)	34	(86)	(140)%
Net loss	(26,830)	(33,010)	(19)%
Other comprehensive income gain (loss)	(2)	17	(112)%
Comprehensive loss	$(26,832)	$(32,993)	(19)%

Revenue. Revenue for the year ended December 31, 2018 was $430,000 as compared to $329,000 for the same period in 2017, an increase of $101,000. The increase was primarily attributable to higher sales in the Middle East and Germany of $190,000 and $14,000, respectively, offset by a decrease of sales of Neutrolin in other areas of the EU in the amount of $103,000.

Cost of Sales. Cost of sales for the year ended December 31, 2018 was $397,000 as compared to $115,000 for the same period in 2017, an increase of $282,000. The increase was primarily due to the recognition of additional cost of goods sold for the year ended December 31, 2018 of $43,000 related to products shipped under warranty in addition to the reduction of the inventory reserve during the year ended December 31, 2017 in the amount of $327,000, mainly due to longer shelf life of the products manufactured. The increase was partially offset by decreases in packaging and stability studies of $55,000 and cost of materials of $33,000, respectively.

Research and Development Expense. R&D expense for the year ended December 31, 2018 was $18,822,000, a decrease of $5,664,000 from $24,486,000 for the same period in 2017. The decrease was primarily attributable to a net decrease in expenses related to the LOCK-IT-100 clinical trial in the U.S. of $3,734,000, mainly due to the confidential settlement agreement with our CRO. Additionally, there were also decreases in costs related to manufacturing process development activities of $2,359,000, due to the completion or cancelation of majority of the projects, and reduced activity related to antimicrobial sutures, nanofiber webs, wound management and osteoarthritis and visco-supplementation of $566,000. These decreases were partially offset by a $1,001,000 increase in personnel expenses, mainly due to the hiring of new staff supporting the LOCK-IT-100 trial.

Selling, General and Administrative Expense. SG&A expense for the year ended December 31, 2018 was $8,075,000, a decrease of $577,000 from $8,652,000 for the same period in 2017. The decrease was primarily attributable to a decrease in non-cash charge for stock-based compensation expense of $511,000, due to non-achievement of performance conditions related to certain stock options which resulted in a reversal of expense of $306,000; and a reduction of consulting fees of $437,000, mainly due to executive search fees that were incurred in 2017. These decreases, among others of lesser significance, were partially offset by a $162,000 increase in legal fees, mainly due to fees related to the settlement agreement with our CRO, a $138,000 increase in costs related to marketing research studies, a $44,000 increase in personnel expenses, and an increase in business development activities of $30,000.

Interest Income. Interest income for the year ended December 31, 2018 was $37,000, a decrease of $74,000 from $111,000 for the same period in 2017. The decrease was attributable to lower average interest-bearing cash balances and short-term investments during 2018 as compared to the same period in 2017.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction loss for the year ended December 31, 2017 of $14,000 was due to the foreign exchange rate fluctuations for the payment of invoices paid in foreign currency. There was minimal foreign exchange transaction loss for the year ended December 31, 2018.

Change in Fair Value of Derivative Liabilities. The change in the value of derivative liabilities for the year ended December 31, 2017 of $177,000 represented the $121,000 net change in the fair value of the warrants issued at issuance date (May 3, 2017 public offering) of $3,733,000 and the estimated fair value of the warrants of $3,854,000 at August 10, 2017, the date that the warrants were reclassified from liability to equity; and the $56,000 increase in fair value of the warrants issued related to the backstop agreement at November 16, 2017 issuance date of $271,000 and the estimated fair value of the warrants of $327,000 at December 24, 2017, the date that the number of warrants to be issued was determined and were reclassified from liability to equity.

Interest Expense. Interest expense for the year ended December 31, 2018 was $2,000 as compared to $6,000 for the same period in 2017, a decrease of $4,000 due to fees incurred for financing some of 2017 expenditures.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income resulting in a $2,000 loss in 2018 and a $17,000 gain in 2017.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, we have not been profitable and have generated operating losses since we began operations. During the year ended December 31, 2018, we received net proceeds of $21,968,000 from the issuance of 35,888,772 shares of common stock under our at-the-market-issuance sales agreement; $7,391,000 from the issuance of a 10% convertible note; $26,000 from the exercise of 25,000 warrants; and $11,600 from the exercise of 40,000 stock options.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $23,700,000 as compared to $28,587,000 in 2017, a decrease in net cash use of $4,887,000. The decrease was primarily attributable to a decrease in net loss of $6,180,000 driven by decreased research and development expenses due to the benefits received from the settlement agreement with our CRO. The net loss of $26,830,000 for the year ended December 31, 2018 was higher than cash used in operating activities by $3,130,000. The difference is primarily attributable to non-cash stock-based compensation of $1,111,000, and increases in accrued expenses and accounts payable of $998,000 and $782,000, respectively, primarily due to the schedule of payments agreed with our CRO in the confidential settlement agreement signed in November 2018.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2018 was $1,555,000 attributable to the proceeds on the sale of short-term investments of $1,604,000, offset by the purchase of equipment of $49,000. In the same period in 2017, net cash provided by investing activities of $10,358,000 was attributable to the proceeds from the sale of short-term investments used to fund operations of $23,584,000 offset by $13,074,000 purchases of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $29,397,000 as compared to $20,525,000 for the same period in 2017. During 2018, we generated net proceeds of $21,968,000 from the sale of our common stock in our at-the-market program; $7,391,000 from issuance of a 10% convertible note; $26,000 from the exercise of warrants; and $12,000 from the exercise of stock options. In comparison to the same period in 2017, we generated net proceeds of $12,798,000 from the public offering of our common stock and warrants; $5,543,000 from the sale of our common stock in our at-the-market program; $1,877,000 from the sale of our Series F non-voting preferred stock; $300,000 from the sale of our common stock from our directors, executive officers and certain employees; and $7,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of December 31, 2018 was $17,624,000, excluding restricted cash of $172,000, compared with $11,984,000 at December 31, 2017. At December 31, 2018, we have approximately $20.3 million available under our current at-the-market program and approximately $30.3 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. We expect to utilize our ATM program, if conditions allow, to support our ongoing development of Neutrolin in hemodialysis catheters in the U.S.

Because our business has not generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally. Our continued operations are focused primarily in activities leading to the preparation and submission of an NDA for Neutrolin to the FDA and will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. We expect to continue to utilize our ATM program, if conditions allow, to support our ongoing funding requirements. Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including the potential necessity to fund an additional Phase 3 clinical trial, if required by the FDA, any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

While we expect to grow product sales, we do not anticipate that we will generate significant product revenues in the foreseeable future. In the absence of such revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we close out our Phase 3 clinical trial, and increase other activities leading to the preparation and submission of an NDA to seek marketing approval of Neutrolin in the U.S., and, if required, fund an additional Phase 3 clinical trial for Neutrolin, pursue business development activities, and incur additional legal costs to defend our intellectual property.

Based on the current development plans for Neutrolin and our other operating requirements, we believe that the existing cash and cash equivalents at December 31, 2018, plus the funds raised under our ATM program through the filing date of this report, will be adequate to fund the costs of our operations into the second quarter of 2020. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of Neutrolin, or if required by the FDA, to undertake a second Phase 3 study prior to filing an NDA. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Until the date that none of the preferred stock or warrants that we issued to Elliott Associates, L.P. and Elliott International, L.P in November 2017 as part of the backstop financing are outstanding, we are prohibited from issuing or selling any securities convertible into common stock at a conversion price of below $0.162 per share on terms more favorable than the backstop financing terms and with a conversion, exchange or exercise price that is based upon and/or varies with the trading prices of or quotations for the shares of our common stock or that is subject to being reset at some future date or upon the occurrence of specified or contingent events directly or indirectly related to our business (other than pursuant to a customary “weighted average” anti-dilution provision) or the market for our common stock or enter into any agreement to sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights and other than pursuant to an at-the-market offering through a registered broker-dealer). Under certain conditions, this restriction could make raising capital through the sale of equity securities difficult and could have a material adverse impact on our business, financial condition and prospects.

Contractual Obligations

In September 2017, we entered into a sublease agreement for approximately 6,960 square feet of office space in Berkeley Heights, New Jersey, which sublease runs from September 15, 2017 to June 29, 2020. This sublease is rent-free.

As of December 31, 2018, we have no lease obligation.

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

Stock-Based Compensation

We account for stock options according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using a Black-Scholes option pricing model for options with service or performance-based conditions. Stock-based compensation cost is recognized as expense, over the employee’s requisite service period on a straight-line basis.

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

Valuations incorporate several variables, including expected term, expected volatility, expected dividend yield and a risk-free interest rate.  We estimate the expected term of the options granted based on anticipated exercises in future periods. The expected stock price volatility for the Company’s stock options is calculated based on the historical volatility of the Company’s common stock. The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards which is 5 years for employees and 10 years for non-employees.

Revenue Recognition

We adopted the new revenue recognition, ASC 606, “Revenue from Contracts with Customers”, as of January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

We recognize net sales upon shipment of product to the dialysis centers and upon meeting the five-step model prescribed by ASC 606 outlined above.

In October 2015, we shipped product with less than 75% of its remaining shelf life to a customer and issued a guarantee that the specific product shipped would be replaced by us if the customer was not able to sell the product before it expired. As a result of this warranty, we may have an additional performance obligation (i.e. accept returned product and deliver new product to the customer) if the customer is unable to sell the short-dated product. As a result of the adoption of ASC 606, we accelerated the recognition of the deferred revenue and related cost of sales in the net amount of $70,500 and recorded the warranty obligation in the amount of $52,900 upon adoption.

Deferred Revenue

In August 2014, we entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution, Wonik paid us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. Deferred revenue related to the Wonik agreement at December 31, 2018 and 2017 amounted to approximately $11,000 and $20,000, respectively.

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

Recent Authoritative Pronouncements:

In February 2016, the FASB issued new guidance related to how an entity should lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This adoption on January 1, 2019 did not have a material impact on our consolidated financial statements.

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

In July 2017, the FASB issued new guidance which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and recharacterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. The guidance is effective for us beginning in the first quarter of fiscal year 2019. Early adoption is permitted. This adoption on January 1, 2019 did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued a new guidance which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. This adoption on January 1, 2019 did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We are assessing the impact of adopting this guidance on our consolidated financial statements.

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We are assessing the impact of adopting this guidance on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2018, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management, including, our Chief Executive Officer and Chief Financial Officer, have undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criterial established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2018, with the exception of: a Form 4 for Janet Dillione to report the grant on February 21, 2018 of 15,357 restricted stock units that was due on February 23, 2018 and was filed on March 22, 2018; a Form 4 for Myron Kaplan to report the grant of 10,000 restricted stock units on February 21, 2018 that was due on February 23, 2018 and was filed on March 22, 2018 and a Form 4 for Mr. Kaplan to report the grant of 5,000 restricted stock units on November 6, 2018 that was due on November 8, 2018 and was filed on November 27, 2018 ; a Form 4 for John Armstrong to report the vesting of 18,028 restricted stock units on December 31, 2017 that was due on January 2, 2018 and was filed on March 22, 2018 and a Form 4 for Mr. Armstrong to report the vesting of 18,029 restricted stock units on December 31, 2018 that was due on January 2, 2019 and was filed on January 3, 2019; and a Form 3 for Elizbeth Masson to report her hiring as an executive officer on March 19, 2018 that was due on March 29, 2018 and was filed on April 9, 2018 and a Form 4 for Ms. Masson to report the grant on March 19, 2018 of options to purchase 310,000 shares of common stock that was due on March 21, 2018 and was filed on April 9, 2018.

Directors

The following table sets forth the name, age and position of each of our directors as of December 31, 2018:

Name	Age	Director Since	Position(s) with CorMedix
Khoso Baluch	60	October 2016	Director and Chief Executive Officer
Janet M. Dillione	58	August 2015	Director
Gary Gelbfish (1)	59	August 2017	Director
Myron Kaplan	73	April 2016	Chairman of the Board
Mehmood Khan	60	June 2017	Director
Steven Lefkowitz	62	June 2017	Director

(1)
Dr. Gelbfish resigned as a director on January 14, 2019.

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

Mehmood Khan, M.D. became a director of CorMedix in June 2017. Dr. Khan currently serves as the Chief Executive Officer of Life BioSciences Inc., a private company focused on age-related decline, a position he has held since March 2019. Prior to that, Dr. Khan served as Vice Chairman (from January 2015 to March 2019) and Chief Scientific Officer of Global Research and Development (from December 2007 to March 2019) for PepsiCo, where he led global R&D and oversees the company’s 2025 sustainability agenda, which included plans for the further transformation of its current food and beverage portfolio as well as expansion of offerings containing positive nutrition with a focus on reaching more underserved communities and consumers with healthier choices. Prior positions at PepsiCo included Chief Executive Officer, Global Nutrition Group from January 2011 to September 2013. Previously, Dr. Khan served as Head of Medical Affairs and then President of Takeda Pharmaceuticals’ Global Research & Development Center from January 2002 to December 2007. Earlier in his career Dr. Khan was a faculty member at the Mayo Clinic and Mayo Medical School in Rochester, Minnesota, serving as Director of the Diabetes, Endocrine and Nutritional Trials Unit in the division of endocrinology. Prior to the Mayo Clinic, Dr. Khan spent nine years leading programs in diabetes, endocrinology, metabolism, and nutrition for the Hennepin County Medical Center in Minneapolis. His practice included extensive work with patients with diabetes requiring hemodialysis as well as parenteral nutrition. Dr. Khan also currently serves as a member of the board of directors for HemoShear Therapeutics, a biotechnology company focused on discovering novel biological targets and developing drugs to treat rare juvenile metabolic disorders, and Reckett Benckhiser Group, a British private company. He earned his medical degree from the University of Liverpool Medical School, England. Among other qualifications, attributes and skills, Dr. Khan’s business expertise and significant executive management experience, as well as his medical background and pharmaceutical company experience led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Steven Lefkowitz was a director of CorMedix from August 2011 to June 2016.  He was reappointed to the Board in June 2017.  He also served as our acting Chief Financial Officer from August 2013 to July 2014.  Mr. Lefkowitz has been the President and Founder of Wade Capital Corporation, a financial advisory services company, since June 1990. Mr. Lefkowitz has been a director of both public and private companies. He has served as a director AIS, RE., a privately held reinsurance company since 2001.  Mr. Lefkowitz received his A.B. from Dartmouth College in 1977 and his M.B.A. from Columbia University in 1985. Among other experience, qualifications, attributes and skills, Mr. Lefkowitz’s education, experience and financial expertise led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

On February 27, 2019, our Board of Directors appointed Alan W. Dunton, M.D., as a director, effective March 1, 2019, to serve until the 2019 annual meeting or until his respective successor is duly elected and qualified. In 2006, Dr. Duncan founded Danerius, LLC, a biotechnology and pharmaceutical consulting business. Prior to starting Danerius, he was Chief Executive Officer of Panacos Pharmaceuticals, Inc., as well as Metaphore Pharmaceuticals, Inc., both biotechnology companies. He was also President and Managing Director of the Janssen Research Foundation, the research and development and regulatory arm of the pharmaceuticals division at Johnson and Johnson. Dr. Dunton received his Bachelor of Science degree in biochemistry, magna cum laude, from State University of New York at Buffalo, and received his M.D. from New York University School of Medicine. Dr. Dunton currently serves on the boards of two public companies, Palatin Technologies, Inc. and Oragenics, Inc. He chairs the audit and compensation committees of each of these companies. He is also a member of the board of Cytogel Pharma LLC, a private bio-pharmaceutical development company focused on acquiring promising early-stage programs. Among other qualifications, Dr. Dunton’s significant depth of experience in the pharmaceutical industry, including service as a director of public pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

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

Board Committees

Our Board has established an Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Audit Committee currently consists of Mr. Lefkowitz (Chair), Mr. Kaplan and Ms. Dillione. Our Compensation Committee currently consists of Ms. Dillione (Chair), Mr. Lefkowitz and Dr. Khan. Our Nominating and Governance Committee currently consists of Dr. Khan (Chair) and Mr. Kaplan.

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

Executive Officers

The following table sets forth information concerning our current executive officers:

Name	Age	Position(s) with CorMedix
Khoso Baluch	61	Chief Executive Officer
Robert Cook	63	Chief Financial Officer
John Armstrong	75	Executive Vice President for Technical Operations
Elizabeth Masson	40	Executive Vice President and Head of Clinical Operations

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

Elizabeth Masson became our Executive Vice President and Head of Clinical Operations in March 2018. Prior to her employment with us, Ms. Masson had been providing us clinical operations expertise as a consultant beginning in late November 2017. Before she began her consulting career, she held several progressive management roles in clinical operations, most recently at Gemphire Therapeutics, as Vice President, Clinical Operations. Ms. Masson received her B.A. in Leadership and Organizational Management from Bay Path College.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Director Compensation in Fiscal 2018

The following table shows the compensation earned by each non-employee director of our company for the year ended December 31, 2018.

Name	Fees Earned ($)	Option Awards (1) (2) ($)	Restricted Units Awards (1) (3) ($)	Total ($)
Janet M. Dillione	30,000(4)	16,440	7,980	54,420
Gary Gelbfish (5)	235,000(5)	16,440	5,700	257,140
Myron Kaplan	30,000	16,440	24,440	70,880
Mehmood Khan	30,000	16,440	7,125	53,565
Steven Lefkowitz	30,000	16,440	21,020	67,460

(1)
The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the directors upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 8 to our audited financial statements included in this Annual Report on Form 10-K.

(2)
As of December 31, 2018, the number of shares underlying options held by each non-employee director was as follows: 225,000 shares for Ms. Dillione; 115,000 shares for Dr. Gelbfish; 130,000 shares for Mr. Kaplan; 115,000 shares for Dr. Khan; and 115,000 shares for Mr. Lefkowitz.

(3)
As of December 31, 2018, the number of restricted stock units held by each non-employee director was as follows: 2,334 shares for Ms. Dillione; 1,667 shares for Dr. Gelbfish; 12,001 shares for Mr. Kaplan; 2,084 shares for Dr. Khan; and 11,001 shares for Mr. Lefkowitz.

(4)
Includes fees of $30,000 for Ms. Dillione that were deferred. See “Directors Compensation Plan” below for a description of the deferral plan pursuant to which the deferrals were made.

(5)
Fees earned for 2018 include $25,000 as a director and $210,000 as a consultant. Also see “Related Party Transactions” below. Dr. Gelbfish resigned as a director on January 14, 2019.

Director Compensation Plan

In late 2016 and again in late 2018, with the assistance of Frederic W. Cook & Co., the Compensation Committee reviewed a peer group of 14 public companies, which group was used by Frederic W. Cook & Co. to conduct a compensation study for purposes of establishing director compensation. The composition of the peer group was based on the following criteria: (i) companies operating in a similar industry sector, (ii) publicly traded companies, (iii) companies of similar size, and (iv) companies of similar business operation and stage of research and development. The Compensation Committee also used this data in various combinations in an effort to establish director compensation that reflects our particular facts and circumstances.

Based on the information presented by Frederic W. Cook & Co., in February 2017, we adopted the following cash and equity compensation plan for non-employee directors. In December 2018, we increased several elements of non-employee director compensation, effective January 1, 2019, as reflected below. Each director receives an annual cash fee of $25,000, the Board Chair and committee Chairs each receives an additional $5,000. Upon a director’s first election to the Board, he or she will be granted an option to purchase 75,000 (increased to 100,000) shares of our common stock that vest one third each on the date of grant and the first and second anniversary of the date of grant, subject to continued service on the Board through the vesting date. In the next calendar year after his or her election to the Board and annually thereafter, each director will be granted (i) an option to purchase 40,000 (increased to 75,000) shares of our common stock that vest monthly over one year after the date of grant, subject to continued service on the Board through the vesting date, and (ii) restricted stock units in the amount of the lesser of 10,000 units or $25,000 divided by our stock price on the date of grant (increased to 12,500 and $25,000), with the Board chair receiving an additional number of restricted stock units in the amount of the lesser of 12,000 units or $24,000 divided by our stock price on the date of grant (increased to 15,000 and $30,000), the Audit Committee chair receiving an additional number of restricted stock units in the amount of the lesser of 6,000 units or $12,000 divided by our stock price on the date of grant (increased to 7,500 and $15,000), the Compensation Committee chair receiving an additional number of restricted stock units in the amount of the lesser of 4,000 units or $8,000 divided by our stock price on the date of grant (increased to 5,000 and $10,000), and the Nomination and Governance Committee chair receiving an additional number of restricted stock units in the amount of the lesser of 2,500 units or $5,000 divided by our stock price on the date of grant (increased to 3,000 and $6,000). In addition, in September 2018, we formed the Strategic Finance Committee, which has two co-chairs each of whom, beginning with fiscal year 2019, receives an annual cash fee of $5,000 and restricted stock units in the amount of the lesser of 5,000 units or $10,000 divided by our stock price on the date of grant. Restricted stock units vest monthly over one year after the grant date, subject to continued service on the Board through the vesting date.

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

The base salary information for our Named Executive Officers for 2017 and 2018 is set forth in the Summary Compensation Table below. In October 2016, February 2017, March 2017, and March 2018, respectively, we entered into an employment agreement with each of Khoso Baluch, our Chief Executive Officer, Robert Cook, our Chief Financial Officer, John Armstrong, our Executive Vice President for Technical Operations, and Elizabeth Masson, our Executive Vice President and Head of Clinical Operations. These agreements provide for a salary for each Named Executive Officer and are described under the caption “Employment Agreements.”

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

Pursuant to their respective employment agreements, Mr. Baluch, Mr. Cook, Mr. Armstrong and Ms. Masson are each eligible for an annual bonus, which may equal up to 80%, 30%, 35% and 30%, respectively, of his or her base salary then in effect, as determined by our Board or compensation committee. In determining such bonus, our Board or compensation committee will take into consideration the achievement of specified company objectives, predetermined by the Board in consultation with the Chief Executive Officer, and specified personal objectives, predetermined by the Board and the Chief Executive Officer.

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

Employment Agreements

Employment Agreements with Current Named Executive Officers

On September 27, 2016, we entered into an employment agreement with Khoso Baluch, our Chief Executive Officer. On January 30, 2017, we entered into an employment agreement, effective February 1, 2017, with Robert Cook to serve as our Chief Financial Officer. On March 1, 2017, we entered into an employment agreement with John Armstrong to serve as our Executive Vice President for Technical Operations. On March 19, 2018, we entered into an employment agreement with Elizabeth Masson to serve as our Executive Vice President and Head of Clinical Operations. After the initial three-year term of each employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed.

Pursuant to their respective agreements, Mr. Baluch will receive an annual salary of $375,000, Mr. Cook an annual salary of $350,000, Mr. Armstrong an annual salary of $310,000 and Ms. Masson an annual salary of $280,000, which cannot be decreased unless all officers and/or members of our executive management team experience an equal or greater percentage reduction in base salary and/or total compensation, provided that any reduction in executive’s salary may be no greater than 25%. Each executive will be eligible for an annual bonus, which may equal up to 80% for Mr. Baluch, up to 30% for Mr. Cook, up to 35% for Mr. Armstrong and up to 30% for Ms. Masson, of his or her base salary then in effect, as determined by our Board or the Compensation Committee. In determining such bonus, our Board or the Compensation Committee will take into consideration the achievement of specified company objectives, predetermined by our Board and Chief Executive Officer, in the case of Mr. Baluch, and by our Chief Executive Officer in the case of Mr. Cook, Mr. Armstrong and Ms. Masson, and approved by the Board or the Compensation Committee, and specified personal objectives, predetermined by the Board with each executive. For fiscal year 2017, Mr. Cook’s and Mr. Armstrong’s bonuses were prorated, and for fiscal 2018, Ms. Masson’s bonus was prorated, contingent upon each meeting performance objectives established by the Board with the executive. Each executive must be employed through December 31 of a given year to earn that year’s annual bonus.

The following provisions of the employment agreements with Mr. Baluch, Mr. Cook, Mr. Armstrong and Ms. Masson are identical except where noted.

If we terminate the executive’s employment for Cause (as defined below), the executive will be entitled to receive only the accrued compensation due to him or her as of the date of such termination, rights to indemnification and directors’ and officers’ liability insurance, and as otherwise required by law. All unvested shares of restricted stock in the case of Mr. Baluch, and all unvested options then held by the executive will be forfeited to us as of such date.

If we terminate the executive’s employment other than for Cause, death or disability, other than by notice of nonrenewal, or if the executive resigns for Good Reason (as defined below), the executive will receive the following benefits: (i) payment of any accrued compensation and any unpaid bonus for the prior year, as well as rights to indemnification and directors’ and officers’ liability insurance and any rights or privilege otherwise required by law; (ii) we will continue to pay his or her base salary and benefits for a period of twelve months in the case of Mr. Baluch and nine months for the other executives following the effective date of the termination of employment; (iii) payment on a prorated basis for any target bonus for the year of termination based on the actual achievement of the specified bonus objectives; (iv) if the executive timely elects continued health insurance coverage under COBRA, then we will pay the premium to continue such coverage for him or her and his or her eligible dependents in an amount equal to the portion paid for by us during the executive’s employment until the conclusion of the time when he or she is receiving continuation of base salary payments or until he or she becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of the executive and instead pay him a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of the COBRA premiums is or may be discriminatory under Section 105(h) of the Internal Revenue Code of 1986, as amended; and (v) in the case of Mr. Baluch, all restricted shares and stock options, and in the case of Mr. Cook and Ms. Masson, all unvested time-based stock options that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date. The separation benefits set forth above are conditioned upon the executive executing a release of claims against us, our parents, subsidiaries and affiliates and each such entities’ officers, directors, employees, agents, successors and assigns in a form acceptable to us, within a time specified therein, which release is not revoked within any time period allowed for revocation under applicable law.

For purposes of the agreement, “Cause” is defined as: (i) the willful failure, disregard or refusal by the executive to perform his or her material duties or obligations under the agreement (other than as a result of executive’s mental incapacity or illness, as confirmed by medical evidence provided by a physician selected by us) that, in the case of Mr. Cook, Mr. Armstrong and Ms. Masson, is not cured, to the extent subject to cure, by the executive to our reasonable satisfaction within 30 days after we gave written notice thereof to executive; (ii) any willful, intentional or grossly negligent act by the executive having the effect of materially injuring (whether financially or otherwise) our business or reputation or any of our affiliates; (iii) executive’s conviction of any felony involving moral turpitude (including entry of a guilty or nolo contendere plea); (iv) the executive’s qualification as a “bad actor,” as defined by 17 CFR 230.506(a); (v) the good faith determination by the Board, after a reasonable and good-faith investigation by us that the executive engaged in some form of harassment or discrimination prohibited by law (including, without limitation, harassment on the basis of age, sex or race) unless the executive’s actions were specifically directed by the Board; (vi) any material misappropriation or embezzlement by the executive of our property or our affiliates (whether or not a misdemeanor or felony); or (vii) material breach by the executive of the agreement that is not cured, to the extent subject to cure, by executive to our reasonable satisfaction within 30 days after we give written notice thereof to the executive (20 days in the case of Mr. Baluch).

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

If the executive terminates his or her employment by written notice of termination or if the executive or we terminate his or her employment by providing a notice of nonrenewal at least 90 days before the agreement is set to expire, the executive will not be entitled to receive any payments or benefits other than any accrued compensation, any unpaid prior year’s bonus, rights to indemnification and directors’ and officers’ liability insurance and as otherwise required by law.

If the executive’s employment is terminated as a result of his or her death or disability, we will pay him or her or his or her estate, as applicable, any accrued compensation and any unpaid prior year’s bonus.

Our agreements with Mr. Baluch, Mr. Cook, Mr. Armstrong and Ms. Masson each contain a non-compete provision that provides that during the term of each agreement and the 12-month period immediately following the executive’s separation from employment for any reason, the executive is prohibited from engaging in any business involving the development or commercialization of a preventive anti-infective product that would be a direct competitor of Neutrolin or a product containing taurolidine or any other product being actively developed or produced by us within the United States and the European Union on the date of termination of his or her employment.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Named Executive Officers in the years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Restricted Stock Units Awards (1) ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Khoso Baluch (2)	2018	375,000	--	--	189,000(6)	22,841(7)	586,841
Chief Executive Officer	2017	375,000	--	--	(6)	68,533(8)	443,533
Robert W. Cook (3)	2018	350,000	--	--	60,638(6)	23,546(7)	434,184
Chief Financial Officer	2017	320,385	455,945	--	(6)	24,273(7)	800,603
John Armstrong (4)	2018	312,308	--	--	56,963(6)	--	369,271
Executive Vice President for	2017	341,056(4)	167,020	78,604(4)		--	586,680
Technical Operations
Elizabeth Masson (5)	2018	277,345(5)	65,410	--	(6)	21,723(7)	364,478
Executive Vice President and Head of Clinical Operations	2017	2,800(5)	--	--	--	--	2,800
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

(2)
Mr. Baluch became our Chief Executive Officer on October 3, 2016.

(3)
Mr. Cook became our Chief Financial Officer on February 1, 2017.

(4)
Mr. Armstrong became our Executive Vice President for Technical Operations on March 1, 2017. His salary for 2017 includes fees as a consultant.

(5)
Ms. Masson became our Executive Vice President and Head of Clinical Operations on March 19, 2018. Her salary for 2018 included fees as a consultant and her 2017 salary consists of consulting fees.

(6)
Non-equity incentive bonuses paid in 2018 were for performance criteria set for the year 2017. For the performance criteria set for the year 2018, we will report in a Form 8-K non-equity incentive bonuses, if any, that are achieved.

(7)
Consists of 401K employer match, health and insurance benefits.

(8)
Consists of health benefits, 401K employer match and reimbursed moving expenses.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table contains certain information concerning unexercised options for the Named Executive Officers as of December 31, 2018.

Name	Number of Shares Underlying Unexercised Options (#) – Exercisable	Number of Shares Underlying Unexercised Options (#) – Unexercisable	Option Exercise Price ($)	Option Expiration Date
Khoso Baluch	725,000	825,000	2.52	10/03/2026
Robert W. Cook	178,250	171,750	1.69	1/30/2027
John Armstrong	10,000	--	1.52	11/14/2024
	15,000	--	3.25	7/28/2025
	195,632	4,368	2.51	3/08/2026
	33,000	67,000	2.18	3/01/2027
Elizabeth Masson	0	186,000	0.29	3/19/2028

Option Repricings

We did not engage in any repricings or other modifications to any of our Named Executive Officers’ outstanding options during the year ended December 31, 2018.

Potential Payments on Change of Control

If the severance payments called for in our agreements for Mr. Baluch, Mr. Cook, Mr. Armstrong and Ms. Masson had been triggered on December 31, 2018, we would have been obligated to make the following payments:

Name	Cash Payment ($ per month) and (# of months paid)		Benefits ($ per month) and (# of months paid)		Number of Options (# that would vest) and ($ market value) (1)
Khoso Baluch	$31,250	12 mos.	$1,858	12 mos.	825,000	$-0-
Robert W. Cook	$29,167	9 mos.	$1,858	9 mos.	171,750	$-0-
John Armstrong	$25,833	9 mos.	$1,858	9 mos.	71,368	$-0-
Elizabeth Masson	$23,333	9 mos.	$2,317	9 mos.	186,000	$186,000
______________________

(1)
The market value equals the difference the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the NYSE American on December 31, 2018, which was $1.29, and the exercise prices for the underlying stock options.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table shows the number of shares of our common stock beneficially owned as of February 28, 2019 by:

●	each person known by us to own beneficially more than 5% of the outstanding shares of our common stock;
●	each director;
●	each of our executive officers named in the Summary Compensation Table below (the “Named Executive Officers”) and our current executive officers; and
●	all of our current directors and executive officers as a group.

This table is based upon the information supplied by our Named Executive Officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown, and their address is c/o CorMedix Inc., 400 Connell Drive, Suite 5000, Berkeley Heights, New Jersey 07922. As February 28, 2019, we had 118,404,171 shares of common stock outstanding. Beneficial ownership in each case also includes shares issuable upon exercise of outstanding options that can be exercised within 60 days after February 28, 2019 for purposes of computing the percentage of common stock owned by the person named. Options owned by a person are not included for purposes of computing the percentage owned by any other person.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders
Elliott Associates, L.P. (2)	12,137,477	9.9%

Directors and Named Executive Officers:
Khoso Baluch (3)	1,010,373	*
Robert Cook (4)	360,333	*
John Armstrong (5)	565,708	*
Elizabeth Masson (6)	181,000	*
Janet M. Dillione (7)	369,533	*
Myron Kaplan (8)	585,540	*
Mehmood Khan (9)	677,208	*
Steven Lefkowitz (10)	515,885	*
All executive officers and directors as a group (8 persons) (11)	4,265,580	3.5%

* Less than 1%

(1)
Based upon 118,404,171 shares of our common stock outstanding on February 28, 2019 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of February 28, 2019.

(2)
Due to the Ownership Limitation (as defined below), Elliott Associates, L.P. (“Elliott Associates”) may be deemed the beneficial owner of 12,137,477 shares of our common stock through securities held by it and by Manchester Securities Corp., a wholly-owned subsidiary of Elliott Associates (“Manchester”), and Elliott International, L.P. (“Elliott International”), the investment advisor of which is an affiliate of the investment advisor of Elliott Associates. Elliott Associates beneficially holds: (i) 2,833,470 shares of our common stock held by Elliott International, (ii) 1,333,398 shares of our common stock held by Elliott Associates, (iii) May 2013 warrants held by Manchester exercisable for 500,000 shares of our common stock, (iv) 52,500 shares of our Series C-2 non-voting convertible preferred stock held by Elliott Associates convertible into 525,000 shares of our common stock, (v) October 2013 warrants held by Elliott Associates exercisable for 262,500 shares of our common stock, (vi) 97,500 shares of ourSeries C-2 non-voting convertible preferred stock held by Elliott International convertible into 975,000 shares of our common stock, (vii) October 2013 warrants held by Elliott International exercisable for 487,500 shares of our common stock, (viii) 73,962 shares of our Series D non-voting convertible preferred stock held by Manchester convertible into 1,479,240 shares of our common stock, (ix) March 2015 Warrants held by Manchester convertible into 200,000 shares of our common stock, (x) May 2017 Series B warrants held by Elliott International convertible into 1,360,001 shares of our common stock, (xi) May 2017 Series B warrants held by Elliott Associates convertible into 640,000 shares of our common stock, (xii) 89,623 shares of our Series E non-voting convertible preferred stock held by Manchester convertible into 1,959,759 shares of our common stock, (xiii) 1,360 shares of our Series F non-voting convertible preferred stock held by Elliott International convertible into 8,395,062 shares of our common stock, (xiv) 640 shares of our Series F non-voting convertible preferred stock held by Elliott Associates convertible into 3,950,617 shares of our common stock, (xv) November 2017 warrants exercisable for 384,103 shares of our common stock held by Elliott International, (xvi) November 2017 warrants exercisable for 180,755 shares of our common stock held by Elliott Associates, (xvii) December 2018 warrants exercisable for 450,000 shares of our common stock held by Manchester, and (xviii) a convertible note held by Manchester convertible into 5,000,000 shares of our common stock (the May 2013 warrants, the October 2013 warrants, the March 2015 Warrants, the May 2017 Series B warrants, the November 2017 warrants, the December 2018 warrants and convertible note and all shares of preferred stock shall collectively be referred to herein as the “Convertible Securities”). However, in accordance with Rule 13d-4 under the Exchange Act, the number of shares of our common stock into which the Convertible Securities are convertible or exercisable, as applicable, are limited pursuant to the terms of the Convertible Securities to that number of shares of our common stock which would result in Elliott Associates having aggregate beneficial ownership of, with respect to the May 2013 warrants, the October 2013 warrants, the March 2015 Warrants, the May 2017 Series B warrants, the November 2017 warrants, the December 2018 warrants, the Series C-2 preferred stock, the Series D preferred stock, the Series E preferred stock, the Series F preferred stock and the December 2018 convertible note, 9.99% of the total issued and outstanding shares of our common stock (the "Ownership Limitation"). Elliott Associates disclaims beneficial ownership of any and all shares of our common stock issuable upon any conversion or exercise of the Convertible Securities if such conversion or exercise would cause Elliott Associates’ aggregate beneficial ownership to exceed or remain above the applicable Ownership Limitation (as is currently the case). Therefore, Elliott Associates disclaims beneficial ownership of any shares of our common stock, issuable upon any conversion or exercise of the May 2013 warrants, the October 2013 warrants, the March 2015 Warrants, the May 2017 Series B warrants, the November 2017 warrants, the December 2018 warrants, the Series C-2 preferred stock, the Series D preferred stock, the Series E preferred stock, the Series F preferred stock and the December 2018 convertible note, which conversion or exercise would be prohibited by the Ownership Limitation. The business address of Elliott Associates is 40 West 57th Street, 30th Floor, New York, New York 10019. Based solely on information contained in a Schedule 13D filed with the SEC on November 13, 2017 by Elliott Associates and other information known to us.

(3)	Consists of (i) 250,373 shares of our common stock, and (ii) 760,000 shares of our common stock issuable upon exercise of stock options.
(4)	Consists of (i) 127,083 shares of our common stock, and (ii) 233,250 shares of our common stock issuable upon exercise of stock options.
(5)	Consists of (i) 306,890 shares of our common stock, and (ii) 258,818 shares of our common stock issuable upon exercise of stock options.
(6)	Consists of (i) 40,000 shares of our common stock, and (ii) 141,000 shares of our common stock issuable upon exercise of stock options.
(7)
Consists of (i) 122,867 shares of our common stock, (ii) 243,750 shares of our common stock issuable upon exercise of stock options, and (iii) 2,916 shares of our common stock upon issuance of restricted stock units.

(8)
Consists of 428,040 shares of our common stock, (ii) 148,750 shares of our common stock issuable upon exercise of stock options. and (iii) 8,750 shares of our common stock upon issuance of restricted stock units.

(9)
Consists of 565,874 shares of our common stock, and (ii) 108,750 shares of our common stock issuable upon exercise of stock options, and (iii) 2,584 shares of our common stock upon issuance of restricted stock units.

(10)
Consists of 362,969 shares of our common stock, (ii) 108,750 shares of our common stock issuable upon exercise of stock options, (iii) 22,500 shares of our common stock issuable upon exercise of warrants, and (iv) 15,000 shares of our common stock issuable upon exercise of warrants through Wade Capital Corporation Money Purchase Plan, an entity for which Mr. Lefkowitz has voting and investment control, and (v) 6,666 shares of our common stock upon issuance of restricted stock units.

(11)
Consists of (i) the following held by our directors and executive officers (A) 2,204,096 shares of our common stock, (B) 2,003,068 shares of our common stock issuable upon exercise of stock options, (C) 37,500 shares of our common stock upon exercise of warrants, and (D) 20,916 shares of our common stock upon issuance of restricted stock units, as referenced in footnotes 3 through 10.

Item 13.
Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

On November 29, 2017, we hired Dr. Gary Gelbfish, at that time one of our directors, as a consultant to assist in our planned interim analysis for our LOCK-IT 100 clinical trial for Neutrolin. Pursuant to the consulting agreement between us and Dr. Gelbfish, in September 2018, we paid $210,000 in fees submitted by Dr. Gelbfish under the consulting agreement for his work in the data quality review for the interim analysis of our LOCK-IT-100 clinical trial for Neutrolin. Under the terms of the consulting agreement, Dr. Gelbfish was compensated at the rate of $800 per hour. The consulting agreement expired on September 30, 2018. In January 2019, Dr. Gelbfish resigned as a director.

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
Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed to us by Friedman LLP, our independent registered public accounting firm for the years ended December 31, 2018 and 2017, for services relating to: auditing our annual financial statements; reviewing our financial statements included in our quarterly reports on Form 10-Q; reviewing registration statements during 2018 and 2017; financing activities in 2018 and 2017; and services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	2018	2017
Audit Fees	$195,500	$188,100
Audit Related Fees	-	5,000
Tax Fees	-	11,300
All Other Fees	-	--
Total	$195,500	$204,400

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving in advance any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by our independent registered public accounting firm. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. All services performed by our independent registered public accounting firm during 2018 were pre-approved by the Audit Committee.

  PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this report:

1.
Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon have been filed under Item 8 hereof.

2.
Financial Statement Schedules:

None.

3.
Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc..	S-3	3/09/2018	1.1
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010.	S-1/A	3/19/2010	3.5
3.3	Form of Amended and Restated Bylaws as amended April 19, 2016.	10-Q	5/10/2016	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017.	8-K	8/10/2017	3.1
3.6	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.8	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.9	Amended and Restated Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.15
3.10	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.16
3.11	Amended and Restated Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.17

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.12	Amended and Restated Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.18
3.13	Amended and Restated Certificate of Designation of Series F Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on December 11, 2017.	8-K	12/11/2017	3.1
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.3	Form of Second Amended Restated Warrant originally issued on October 22, 2013.	8-K	1/3/2019	4.2
4.4	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.5	Form of Warrant issued on March 10, 2014.	8-K	03/05/2014	4.24
4.6	Warrant issued March 3, 2015.	8-K	03/04/2015	4.1
4.7	Amended and Restated Warrant originally issued March 24, 2010.	8-K	03/04/2015	4.3
4.8	Third Amended and Restated Warrant originally issued May 30, 2013.	8-K	01/03/2019	4.3
4.9	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	03/04/2015	4.5
4.10	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	05/03/2017	4.2
4.11	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017.	8-K	05/03/2017	4.3
4.12	Form of Warrant issued on November 16, 2017.	8-K	11/13/2017	4.15
4.13	Form of Warrant issued on December 31, 2018	8-K	1/03/2019	4.1
4.14	Senior Secured Convertible Note issued December 31, 2018.	8-K	1/03/2019	4.4
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/31/2009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.6	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.7	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.8	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.	10-K	3/15/2016	10.16
10.9*	Employment Agreement, dated as of September 27, 2016 and effective as of October 3, 2016, between CorMedix, Inc. and Khoso Baluch	8-K	10/03/2016	10.1
10.10*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Robert Cook.	10-K	3/16/2017	10.12
10.11	Employment Agreement, effective March 1, 2017, between CorMedix Inc. and John Armstrong.	10-K	3/16/2017	10.14
10.12	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto.	8-K	11/13/2017	10.1
10.13	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.2
10.14	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.3
10.15	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	12/11/2017	10.1
10.16*	Employment Agreement, effective March 19, 2018, between CorMedix Inc. and Elizabeth Masson	10-Q	5/15/2018	10.1
10.17	Securities Purchase Agreement, dated December 31, 2018, between CorMedix Inc. and the investor named therein.	8-K	1/03/2019	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2018 and 2017, (ii) Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017, (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017 and (v) Notes to the Financial Statements.**
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

Item 16.
Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

March 14, 2019	By: /s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)
March 14, 2019	By: /s/ Robert Cook
Robert Cook
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Khoso Baluch	Chief Executive Officer and Director	March 14, 2019
Khoso Baluch	(Principal Executive Officer)

/s/ Robert Cook	Chief Financial Officer	March 14, 2019
Robert Cook	(Principal Financial and Accounting Officer)

/s/ Myron Kaplan	Chairman of the Board and Director	March 14, 2019
Myron Kaplan

/s/ Janet Dillione	Director	March 14, 2019
Janet Dillione

/s/ Alan Dunton	Director	March 14, 2019
Alan Dunton

/s/ Mehmood Khan	Director	March 14, 2019
Mehmood Khan

/s/ Steven Lefkowitz	Director	March 14, 2019
Steven Lefkowitz

CORMEDIX INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CorMedix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CorMedix, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
East Hanover, New Jersey
March 14, 2019

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$17,623,770	$10,379,729
Restricted cash	171,553	171,553
Short-term investments	-	1,604,198
Trade receivables, net	10,904	64,148
Inventories, net	428,515	594,194
Prepaid research and development expenses	8,113	86,652
Other prepaid expenses and current assets	422,199	367,177
Total current assets	18,665,054	13,267,651
Property and equipment, net	160,860	186,282
TOTAL ASSETS	$18,825,914	$13,453,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,588,977	$1,808,311
Accrued expenses	5,166,224	4,363,867
Deferred revenue	11,029	88,404
Total current liabilities	7,766,230	6,260,582
Convertible note, related party, net	6,125,428	-
TOTAL LIABILITIES	13,891,658	6,260,582

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 419,585 shares issued and outstanding at December 31, 2018 and 2017	420	420
Common stock - $0.001 par value: 160,000,000 shares authorized at December 31, 2018; 108,875,866 and 71,413,790 shares issued and outstanding at December 31, 2018 and 2017, respectively	108,876	71,414
Accumulated other comprehensive gain	96,522	98,433
Additional paid-in capital	183,716,536	159,197,950
Accumulated deficit	(178,988,098)	(152,174,866)
TOTAL STOCKHOLDERS’ EQUITY	4,934,256	7,193,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,825,914	$13,453,933

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2018 and 2017

	December 31,
	2018	2017
Revenue
Net sales	$429,797	$329,327
Cost of sales	(396,786)	(114,964)
Gross profit	33,011	214,363
Operating Expenses
Research and development	(18,822,488)	(24,486,122)
Selling, general and administrative	(8,074,719)	(8,652,351)
Total operating expenses	(26,897,207)	(33,138,473)
Loss From Operations	(26,864,196)	(32,924,110)
Other Income (Expense)
Interest income	36,618	110,714
Foreign exchange transaction loss	(179)	(13,758)
Change in fair value of derivative liabilities	-	(177,141)
Interest expense	(1,873)	(5,619)
Total income (expense)	34,566	(85,804)
Net Loss	(26,829,630)	(33,009,914)
Other Comprehensive Income (Loss)
Unrealized gain from investments	-	13,103
Foreign currency translation (loss) gain	(1,911)	4,144
Total other comprehensive (loss) income	(1,911)	17,247
Comprehensive Loss	$(26,831,541)	$(32,992,667)
Net Loss Per Common Share – Basic and Diluted	$(0.30)	$(0.60)
Weighted Average Common Shares Outstanding – Basic and Diluted	89,083,119	55,141,133

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2018 and 2017

	Common Stock		Non-Voting Preferred Stock – Series C-2, C-3, Series D, Series E and Series F		Accumulated Other Comprehensive Gain (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	40,432,339	$40,433	450,085	$450	$81,186	$136,857,409	$(119,164,952)	$17,814,526
Stock issued in connection with ATM sale of common stock, net	8,925,504	8,925	-	-	-	5,534,131	-	5,543,056
Stock issued in connection with public offering, net	18,619,301	18,619	-	-	-	12,779,706	-	12,798,325
Stock issued in connection with sale of common stock	624,246	624				299,016		299,640
Conversion of Series C-3 non-voting preferred stock to common stock	325,000	325	(32,500)	(32)	-	(293)	-	-
Stock issued in connection with warrants cashless exercised	970	1	-	-	-	(1)	-	-
Stock issued in connection with stock options exercised	10,000	10	-	-	-	6,790	-	6,800
Issuance of Series F non-voting preferred stock, net	-	-	2,000	2	-	1,877,174	-	1,877,176
Stock issued for payment of deferred fees	4,869	5	-	-	-	10,213	-	10,218
Conversion of Series A warrants to common stock	2,471,561	2,472	-	-	-	(2,472)	-	-
Reclassification of derivative liability to equity	-	-	-	-	-	3,910,682	-	3,910,682
Warrants issued in connection with public offering	-	-	-	-	-	(3,733,542)	-	(3,733,542)
Stock-based compensation	-	-	-	-	-	1,659,137	-	1,659,137
Other comprehensive gain	-	-	-	-	17,247	-	-	17,247
Net loss	-	-	-	-	-	-	(33,009,914)	(33,009,914)
Balance at December 31, 2017	71,413,790	71,414	419,585	420	98,433	159,197,950	(152,174,866)	7,193,351
Stock issued in connection with ATM sale of common stock, net	35,888,772	35,889	-	-	-	21,932,118	-	21,968,007
Value of warrants related to convertible note	-	-	-	-	-	1,122,355	-	1,122,355
Beneficial conversion feature related to convertible note	-	-	-	-	-	143,431	-	143,431
Stock issued in connection with warrants exercised	25,000	25	-	-	-	26,225	-	26,250
Stock issued in connection with warrants cashless exercised	1,248,850	1,248	-	-	-	(1,248)	-	-
Stock issued in connection with stock options exercised	40,000	40	-	-	-	11,560	-	11,600
Issuance of restricted stock units	131,826	132	-	-	-	(132)	-	-
Stock issued for payment of deferred board compensation	127,628	128	-	-	-	173,645	-	173,773
Stock-based compensation	-	-	-	-	-	1,110,632	-	1,110,632
Cumulative effect of adoption of ASC 606 (Note 3)	-	-	-	-	-	-	16,398	16,398
Other comprehensive loss	-	-	-	-	(1,911)	-	-	(1,911)
Net loss	-	-	-	-	-	-	(26,829,630)	(26,829,630)
Balance at December 31, 2018	108,875,866	$108,876	419,585	$420	$96,522	$183,716,536	$(178,988,098)	$4,934,256

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017

	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,829,630)	$(33,009,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,110,632	1,659,137
Inventory reserve	-	(327,000)
Change in fair value of derivative liabilities	-	177,141
Depreciation	74,218	36,886
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	51,986	(47,599)
Decrease (increase) in inventory	165,679	(100,461)
Decrease in prepaid expenses and other current assets	23,165	869,431
Increase in accounts payable	782,062	157,525
Increase in accrued expenses	997,724	2,022,984
Decrease in deferred revenue	(76,401)	(25,310)
Net cash used in operating activities	(23,700,565)	(28,587,180)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	-	(13,074,169)
Sale of short-term investments	1,604,307	23,583,995
Purchase of equipment	(48,893)	(151,988)
Net cash provided by investing activities	1,555,414	10,357,838
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	21,968,007	5,543,056
Proceeds from senior convertible note	7,500,000	-
Payment of debt issuance costs in connection with senior convertible note	(108,787)	-
Proceeds from the public offering of common stock and warrants, net	-	12,798,325
Proceeds from sale of Series F non-voting preferred stock, net	-	1,877,176
Proceeds from sale of common stock	-	299,640
Proceeds from exercise of warrants	26,250	-
Proceeds from exercise of stock options	11,600	6,800
Net cash provided by financing activities	29,397,070	20,524,997
Foreign exchange effects on cash	(7,878)	19,584
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,244,041	2,315,239
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	10,551,282	8,236,043
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$17,795,323	$10,551,282

Cash paid for interest	$1,873	$5,619

Supplemental Disclosure of Non Cash Financing Activities:
Non-cash portion of debt discount on senior convertible notes	$1,271,861	$-
Issuance of common stock for vested restricted stock units	$(132)	$-
Issuance of common stock for payment of deferred fees	$173,773	$10,218
Unrealized gain (loss) from investments	$-	$13,103
Conversion of preferred stock to common stock	$-	$325
Reclassification of derivative liabilities to equity	$-	$3,910,682

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

The Company launched its first Phase 3 clinical trial in hemodialysis patients with catheters in the U.S. in December 2015. The clinical trial, named Catheter Lock Solution Investigational Trial or LOCK-IT-100, is a prospective, multicenter, randomized, double-blind, active control trial designed to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. On July 25, 2018, the Company announced that the independent Data Safety Monitoring Board (“DSMB”) had completed its review of the interim analysis of the data from the LOCK-IT-100 study and, because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. No safety concerns were reported by the DSMB based on the interim analysis. The interim analysis showed that the 72% reduction of CRBSI by Neutrolin was well in excess of the study’s assumed treatment effect size of a 55% reduction. The Company is currently in the process of closing the study.

Although two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin would generally be required by the U.S. Food and Drug Administration (“FDA”) to secure marketing approval in the U.S., based on the recently completed and unblinded topline results of the LOCK-IT-100 study, the Company has begun discussions with the FDA on the appropriate next steps to support regulatory approval for Neutrolin. The Company agreed to provide the FDA a detailed analysis of the full data set including secondary endpoints from the LOCK-IT-100 study to facilitate FDA’s consideration of its request to file the New Drug Application (“NDA”) for Neutrolin on the basis of the LOCK-IT-100 study results. These data became available following the locking and unblinding of the study data in late January 2019. The analysis is planned to be completed over the next several weeks. The Company can provide no assurances that the FDA will not require a second clinical trial prior to NDA submission for Neutrolin.

The FDA also agreed that the Company could request consideration of Neutrolin for approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development of drug products which allows for the FDA’s determination of safety and effectiveness to reflect the risk-benefit profile of the drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection and the availability of alternative treatments in the limited population.

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. Neutrolin is registered and is being sold in certain European Union and Middle Eastern countries.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is using its current cash resources for the close out of the LOCK-IT-100 clinical trial, and the preparation and submission of the NDA for Neutrolin. Commercial preparations and, if necessary, the execution of a second Phase 3 clinical trial are dependent on the Company’s ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships. The Company can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, to complete its clinical development program for Neutrolin.

Note 2 — Liquidity and Uncertainties:

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2018, the Company had an accumulated deficit of $179.0 million, and incurred losses from operations of $26.8 million and $33.0 million for the years ended December 31, 2018 and 2017, respectively. Based on the Company’s current development plans for Neutrolin in both the U.S. and foreign markets and its other operating requirements, the Company’s existing cash and cash equivalents at December 31, 2018 are expected to fund its operations into the second quarter of 2020, after taking into consideration the net proceeds received through March 8, 2019 from the At-the-Market Issuance Sales Agreement (the “ATM program”), see Note 8, and the exercise of warrants, see Note 10.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products in order to undertake a second Phase 3 clinical trial, if required by the FDA, commercially launch Neutrolin upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. At the financial reporting date, the Company has approximately $4.6 million available under its current ATM program and $30.3 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

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

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts, the balances of which, at times, may exceed federally insured limits.

The following table is the reconciliation of the recently adopted new accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s condensed consolidated statement of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$17,623,770	$10,379,729
Restricted cash	171,553	171,553
Total cash, cash equivalents and restricted cash	$17,795,323	$10,551,282

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at December 31, 2018 or 2017.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of December 31, 2018 and 2017, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at December 31, 2018 and 2017:

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$1,179,673	$-	$-	$1,179,673
Corporate Securities	-	-	-	-
Commercial Paper	-	-	-	-
Subtotal	-	-	-	-
Total December 31, 2018	$1,179,673	$-	$-	$1,179,673
December 31, 2017:
Money Market Funds included in Cash Equivalents	$6,032,034	$-	$-	$6,032,034
Corporate Securities	905,625	(112)	3	905,516
Commercial Paper	698,682	-	-	698,682
Subtotal	1,604,307	(112)	3	1,604,198
Total December 31, 2017	$7,636,341	$(112)	$3	$7,636,232

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

The Company’s senior secured convertible note falls into the Level 3 category within the fair value level hierarchy. The fair value was determined using market data for valuation.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2018 and 2017:

December 31, 2018:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds	$1,179,673	$1,179,673	$-	$-
Available for sale securities:
Corporate Securities	-	-	-	-
Commercial Paper	-	-	-	-
Subtotal	-	-	-	-
Total December 31, 2018	$1,179,673	$1,179,673	$-	$-
December 31, 2017:
Money Market Funds	$6,032,034	$6,032,034	$-	$-
Available for sale securities:
Corporate Securities	905,516	-	905,516	-
Commercial Paper	698,682	-	698,682	-
Subtotal	1,604,198	-	1,604,198	-
Total December 31, 2017	$7,636,232	$6,032,034	$1,604,198	$-

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (USD), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiary, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Translation gains and losses are included in other comprehensive loss. The Company had foreign currency translation loss of $1,911 in 2018 and a gain $4,144 in 2017.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Segment and Geographic Information

The following table summarizes the segment and geographic information:

	December 31,
	2018	2017
Reported revenues	$429,797	$329,327
Revenues attributable to European and Mideast operations, which are based in Germany	$420,973	$320,504
Total assets	$18,825,914	$13,453,933
Total assets located in the United States, with the remainder in Germany	$18,154,463	$12,597,231

Restricted Cash

As of December 31, 2018 and 2017, the Company’s restricted cash is in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 7). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	December 31,
	2018	2017
Raw materials	$71,275	$141,233
Work in process	86,957	526,067
Finished goods	373,283	29,894
Inventory reserve	(103,000)	(103,000)
Total	$428,515	$594,194

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, office equipment and computer equipment all of which are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.  Property and equipment, as of December 31, 2018 and 2017 were $160,860 and $186,282, respectively, net of accumulated depreciation of $218,948 and $154,836, respectively. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses.

Description	Estimated Useful Life
Office equipment and furniture	5 years
Leasehold improvements	5 years
Computer equipment	5 years
Computer software	3 years

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Professional and consulting fees	$258,352	$485,089
Accrued payroll and payroll taxes	1,102,143	755,221
Clinical trial related	3,408,032	2,531,608
Manufacturing development related	210,577	353,316
Product development	49,200	80,001
Market research	-	116,466
Other	137,920	42,166
Total	$5,166,224	$4,363,867

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” issued by the Financial Accounting Standards Board (“FASB”), as of January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

The Company recognizes net sales upon shipment of product to the dialysis centers and upon meeting the five-step model prescribed by ASC 606 outlined above.

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

Deferred Revenue

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in South Korea. Upon execution, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in South Korea (the “Territory”). The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. Deferred revenue related to this agreement at December 31, 2018 and 2017 amounted to approximately $11,000 and $20,000, respectively.

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

The Company's outstanding Series C, Series D, Series E and Series F preferred stock entitle the holders to receive dividends on a basis equivalent to the dividends paid to holders of common stock. As a result, the Series C, Series D, Series E and Series F preferred stock meet the definition of participating securities requiring the application of the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted earnings per share to be more dilutive than the calculation using the treasury stock method. No loss has been allocated to these participating securities since they do not have contractual obligations that require participation in the Company’s losses.

Since the Company has only incurred losses, basic and diluted loss per share are the same as potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive. The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:
	December 31,
	2018	2017
Series C non-voting preferred stock	2,540,000	2,540,000
Series D non-voting preferred stock	1,479,240	1,479,240
Series E non-voting preferred stock	1,959,759	1,959,759
Series F non-voting preferred stock	12,345,679	3,157,561
Shares issuable upon conversion of convertible debt	5,000,000	-
Restricted stock units	29,087	66,414
Shares issuable for payment of deferred board compensation	142,892	199,355
Shares underlying outstanding warrants	16,595,016	23,417,891
Shares underlying outstanding stock options	5,056,326	4,962,795
Total potentially dilutive shares	45,147,999	37,783,015

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs

The Company accounts for debt issuance costs as a direct deduction from the carrying amount of the respective debt liability, consistent with debt discounts. The Company amortizes the debt discount, including debt issuance costs over the term of the associated debt using the effective interest method.

Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company had certain financial instruments in 2017 that qualified as derivatives and were classified as liabilities on the balance sheet. The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense.  In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date and any change in value since the last re-measurement date is recorded as income or expense.

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

In May 2017, the Company issued warrants that were liability-classified because there were insufficient shares of common stock available to settle the contracts. The carrying values of those warrants were adjusted to their estimated fair values at June 30, 2017 and again during the third quarter when sufficient additional common shares were authorized to cause the warrants to be reclassified as equity. The fair values on the issuance date and subsequent re-measurement dates were estimated using a probability-weighted option pricing model, requiring assumptions to be developed under different scenarios for the expected term, expected volatility, expected dividend yield and the risk-free interest rate. The Company estimated the expected term of the warrants based on the remaining contractual term. Expected volatility was calculated based on implied volatility of the stock price. The expected dividend yield is assumed to be zero in all scenarios because the Company has never, and has no plans at this time, to pay any dividends. To determine the risk free interest rate, the Company used the U.S. Treasury yield curve in effect at the time of the measurement with a term consistent with the remaining expected term of the warrant.

Recently Adopted Authoritative Pronouncements

The FASB issued new guidance in May 2014, as updated in April 2016 and May 2016, related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The majority of the Company’s revenue relates to the sale of finished products to various customers, and the adoption did not have a material impact on revenue recognized from these transactions. The Company accelerated the remaining deferred revenue under these agreements and recorded the reserve for returns and allowances as cumulative effect adjustments to opening retained earnings at January 1, 2018 of $43,162.

The following table presents the Company’s revenue for the year ended December 31, 2018 under the ASC 606 model as compared to revenue under the previous guidance:

	Revenue As Reported	Revenue Under Previous Guidance	Difference
Net sales	$420,974	$420,974	$-
Revenue recognized under agreement with warranty	-	43,162	43,162
Revenue recognized under Wonik Agreement	8,823	8,823	-
Total net sales	$429,797	$472,959	$43,162

In May 2017, the FASB issued new guidance which clarifies the application of stock-based accounting guidance when a change is made to the terms or conditions of a share-based payment award. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. This adoption on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued new guidance which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. This adoption on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued new guidance which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. This adoption on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued a new standard that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. This adoption on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

Recent Authoritative Pronouncements

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In June 2018, the FASB issued a new guidance which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. This adoption on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued new guidance which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and recharacterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. This adoption on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

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

 In February 2016, the FASB issued new guidance related to how an entity should lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This adoption on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions:

On December 31, 2018, the Company entered into a securities purchase agreement with Manchester Securities Corp., an existing institutional investor and an affiliate of Elliott Associates, L.P. (“Elliott”), for the purchase and sale of a senior secured convertible note in the aggregate principal amount of $7,500,000 and a warrant to purchase up to an aggregate of 450,000 shares of the Company’s common stock, for gross proceeds of $7,500,000, see Note 6. The warrant with a grant date fair value of $433,365, is immediately exercisable, has an exercise price of $1.50 per share, subject to adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting our common stock, and has a term of five years. The note has a conversion price of $1.50 per share. The conversion price is subject to appropriate adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting our common stock.

In December 2017, the Company issued an aggregate of 624,246 shares of its common stock in a financing transaction to its directors and executive officers and to certain of its employees at a per share purchase price of $0.48, which was the closing price of the stock on November 16, 2017, the date before the purchase agreements were executed. This common stock financing reduced the number of shares issuable under the warrants that the Company was required to issue to Elliott pursuant to the Backstop Agreement (see below). The Company realized gross proceeds of approximately $300,000. The following related parties participated in the common stock financing:

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

On November 29, 2017, the Company hired Dr. Gary Gelbfish, one of its directors, as a consultant to assist in the Company’s interim analysis for its LOCK-IT-100 clinical trial for Neutrolin. Pursuant to the consulting agreement between the Company and Dr. Gelbfish, in September 2018 the Company paid $210,000 in fees submitted by Dr. Gelbfish under the consulting agreement for his work in the data quality review for the interim analysis of the Company’s LOCK-IT-100 clinical trial for Neutrolin. Under the terms of the consulting agreement, Dr. Gelbfish was compensated at the rate of $800 per hour. The consulting agreement expired on September 30, 2018.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2017, the Company entered into a securities purchase agreement with Elliott, our largest shareholder, whereby they purchased a newly issued CorMedix Series F convertible preferred stock at $1,000 per share. (See Note 8 – Stockholders’ Equity). Separately, on November 9, 2017, the Company entered into a backstop agreement with the Elliott to purchase up to an additional $3.0 million of Series F convertible preferred stock at $1,000 per share, (the “Backstop Agreement”), at the Company’s sole discretion, beginning January 15, 2018, through March 31, 2018. Gross proceeds of the securities purchase agreement and the Backstop Agreement, if the Backstop Agreement were to be used in full, total an aggregate of $5.0 million. As consideration for the Backstop Agreement, the Company issued 564,858 warrants, exercisable for three years, to purchase shares of the Company’s common stock at a per share exercise price of $0.001. The number of shares issuable under the warrant was determined by the closing price of the Company’s common stock on November 8, 2017, which was $0.5278, reduced by the amount of equity capital raised from the Company’s ATM program and the sale of common stock to directors, executive officers and other certain employees of the Company totaling $2.4 million. Elliott may convert the preferred stock into common stock at its option at a price of $0.162 per share. The preferred stock was mandatorily convertible on April 2, 2018, subject to certain equity conditions. As of December 31, 2018, the last condition had not been met, which condition is the subordination of the outstanding Series C-3 preferred stock to the Series F Stock. Therefore, the Series F Stock is not mandatorily convertible as of December 31, 2018; the conversion price per share of $0.162, however, remains fixed, subject to anti-dilution adjustment, including full ratchet. When and if that condition is met, the Series F Stock will be mandatorily convertible. No warrants were issued under the securities purchase agreement. The Backstop Agreement expired on March 31, 2018 without being used and is no longer available to the Company.

Until the date that none of the preferred stock or warrants that we issued to Elliott in November 2017 as part of the backstop financing are outstanding, we are prohibited from issuing or selling any securities convertible into common stock at a conversion price of below $0.162 per share on terms more favorable than the backstop financing terms and with a conversion, exchange or exercise price that is based upon and/or varies with the trading prices of or quotations for the shares of our common stock or that is subject to being reset at some future date or upon the occurrence of specified or contingent events directly or indirectly related to our business (other than pursuant to a customary “weighted average” anti-dilution provision) or the market for our common stock or enter into any agreement to sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights and other than pursuant to an at-the-market offering through a registered broker-dealer). Under certain conditions, this restriction could make raising capital through the sale of equity securities difficult and could have a material adverse impact on our business, financial condition and prospects.

On April 28, 2017, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, relating to an underwritten public offering of 16,190,697 shares of its common stock, together with Series A warrants to purchase up to an aggregate of 12,143,022 shares of its common stock and Series B warrants to purchase up to an aggregate of 12,143,022 shares of its common stock, at a price to the public of $0.75 per share and related warrants. Pursuant to Manchester’s participation rights, Elliott Associates, L.P. and Elliott International, L.P., affiliates of Manchester (together, “Elliott”) collectively purchased an aggregate of 2,666,668 shares of common stock, Series A warrants to purchase up to 2,000,000 shares of common stock, and Series B warrants to purchase up to 2,000,000 shares of common stock. Gary Gelbfish, a director of the Company at that time, purchased 1,333,334 shares of common stock, Series A warrants to purchase up to 1,000,000 shares, and Series B warrants to purchase up to 1,000,000 shares of our common stock. The purchases by Elliott and Dr. Gelbfish were on the same terms as those for all other investors.

In September 2014, as part of the removal of anti-dilution, price reset and change of control provisions in various securities that had caused those securities to be classified as derivative liabilities, the Company entered into a Consent and Exchange Agreement with Manchester Securities Corp., a subsidiary of Elliott Associates, L.P. (“Manchester”), pursuant to which Manchester had a right of 60% participation in equity financings undertaken by the Company prior to September 15, 2017. Pursuant to this right of participation, Manchester elected partial participation in the equity financing that the Company closed on May 3, 2017 and invested $2,000,000.

Note 5 — Income Taxes:

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2018	2017
United States	$(25,882,114)	$(31,992,324)
Foreign	(947,516)	(1,017,699)
Total	$(26,829,630)	$(33,010,023)

There were no current or deferred income tax provision for the years ended December 31, 2018 and 2017 because the Company has incurred operating losses since inception.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets consist of the following:

	December 31,
	2018	2017
Net operating loss carryforwards – Federal	$29,303,000	$23,833,000
Net operating loss carryforwards – State	8,441,000	7,264,000
Net operating loss carryforwards – Foreign	1,876,000	1,678,000
Capitalized licensing fees	912,000	1,068,000
Stock-based compensation	2,447,000	2,232,000
Accrued compensation	307,000	206,000
Other	110,000	65,000
Totals	43,396,000	36,346,000
Less valuation allowance	(43,396,000)	(36,346,000)
Deferred tax assets	$-	$-

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2018	2017
Federal	$139,538,000	$113,492,000
State	$118,719,000	$102,159,000
Foreign	$6,250,000	$5,594,000

The net operating loss tax generated before January 1, 2018 carryforwards will start to expire in 2027 for Federal purposes and have already begun to expire for state purposes. The current Tax Cuts and Jobs Act (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. However, the net operating losses now have an indefinite carryforward as opposed to the current 20-year carryforward. The foreign net operating loss tax carryforwards do not expire. Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises.

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

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2018	2017
Statutory Federal tax rate	21.0%	34.0%
State income tax rate (net of Federal)	4.5%	6.3%
Effect of foreign operations	1.1%	0.9%
Non-deductible expenses associated with derivative liabilities	0.0%	0.0%
Warrant related expenses	0.0%	0.0%
Federal Deferred Tax Rate Change	0.0%	(45.7)%
Other permanent differences	(0.3)%	0.1%
Effect of valuation allowance	(26.3)%	4.4%
Effective tax rate	0.0%	0.0%

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2018 and 2017, the Company maintained a full valuation allowance against its net deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:
Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to OCI	Balance at End of Year
December 31, 2018	$36,346,000	$7,082,000	$(32,000)	$43,396,000
December 31, 2017	$37,811,000	$(1,433,000)	$(32,000)	$36,346,000

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2018 and 2017. The Company recognizes interest and penalties related to uncertain tax positions if any as a component of income tax expense.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. Tax years 2014 to 2018 remain open to examination for both the U.S. federal and state jurisdictions. Tax years 2015 to 2017 remain open for Germany.

Note 6 — Senior Secured Convertible Note:

On December 31, 2018, the Company entered into a securities purchase agreement with Elliott, for the purchase and sale of a senior secured convertible note in the aggregate principal amount of $7,500,000 and a warrant to purchase up to an aggregate of 450,000 shares of our common stock, for gross proceeds of $7,500,000.

The note is a senior obligation, secured by all of the Company’s assets. The note bears interest at the rate of 10.0% per annum, compounded quarterly. Interest is first payable on January 2, 2019, and on the first trading day of each month thereafter. The note matures on December 30, 2021. Any accrued but unpaid interest for the applicable interest period will be added to the principal outstanding under the notes. The note has a conversion price of $1.50 per share. The conversion price is subject to appropriate adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting our common stock. The noteholder may convert its outstanding note principal amount, and any accrued and unpaid interest, at any time into shares of common stock at the conversion rate. Additionally, the note will automatically convert into shares of common stock if, prior to the maturity date, the average closing sale price of the Company’s common stock for any 20 trading days during any consecutive 30 trading days equals or exceeds 150% of the conversion price. The Company has the right to pay any accrued interest in cash for any calendar month during which the average closing sale price of its common stock averaged at least 150% of the conversion price of the notes. On or after July 1, 2020, the Company may prepay any principal amount outstanding on the notes in amounts of $2,000,000 (or in full, if less than $2,000,000), provided that if the prepayment occurs between July 2, 2020 and March 30, 2021, the prepayment amount will equal 110% of the principal amount being repaid and if the prepayment occurs after March 31, 2021, the prepayment amount will equal 105% of the principal amount being repaid.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrant is immediately exercisable, has an exercise price of $1.50 per share, subject to adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting our common stock, and has a term of five years. The closing of the note and warrant sale and purchase occurred simultaneously with entry into the securities purchase agreement. No placement agent or underwriter was involved in the offering.

On the same date, and in connection with the sale of the note and warrant, the Company amended and restated the following warrants held by Elliott and its affiliates to reduce the exercise price of each warrant to $0.001 per share: warrants issued in May 2013 to purchase up to an aggregate of 500,000 shares of the Company’s common stock with a pre-amendment exercise price of $0.65 per share and an expiration date of May 30, 2019 (the “May 30, 2019 Warrants”); and warrants issued in October 2013 to purchase up to an aggregate of 750,000 shares of our common stock with a pre-amendment exercise price of $0.90 per share and an expiration date of October 22, 2019 (the “October 22, 2019 Warrants”). The amendment of these warrants was previously reported on December 21, 2018; the amendment and restatement of these warrants simply memorializes the amendment to the respective exercise prices.

Also in conjunction with the closing of the sale and issuance, the Company and Elliott and certain of its affiliates that hold shares of various series of the Company’s preferred stock and warrants to purchase shares of the Company’s common stock agreed to waive any rights of conversion or exercise for all of the shares of its Series C-2, D, E and F preferred stock , as well as warrants to purchase an aggregate of 4,014,859 shares of its common stock (collectively with the shares of Series C-2, D, E, and F preferred stock, the "Elliott Derivative Securities"), until the earliest to occur of (i) the effective date on which the Company’s Certificate of Incorporation is amended to increase the number of authorized shares of common stock, (ii) the effective date on which the Company effects a reverse stock split of its common stock, (iii) one business day immediately prior to the consummation of a fundamental transaction (as defined in the instruments governing the applicable Elliott Derivative Securities), and (iv) April 30, 2019. The 1-for-5 reverse stock split that we have announced that we intend to effect on March 26, 2019, when effective, will satisfy this condition and Elliott will be able to convert and exercise all of the preferred shares and warrants cited above.

As long as any of the Series C-2, Series D, Series E or Series F non-voting convertible preferred stock is outstanding, the Company cannot, without the consent of a majority of those series preferred holders, incur any indebtedness other than trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time. Elliott is the holder of all of the shares of the Series C-2, Series D, Series E and Series F non-voting convertible preferred stock and implicitly consented to the convertible note financing.

The $7,500,000 in gross proceeds, along with the legal fees of approximately $109,000, were allocated between the senior secured convertible note and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants of approximately $396,000, net of allocated fees of approximately $6,000, was accounted for as additional paid-in capital. The remainder of the proceeds of approximately $6,995,000, net of allocated fees of approximately $103,000 was allocated to the senior convertible note, with the fair value of the warrants resulting in a debt discount. In addition, the incremental cost of approximately $710,000 associated with the warrant modification was recorded as a debt discount. An additional debt discount of approximately $143,000 was recorded as a beneficial conversion feature as the stock price was greater than the effective conversion price (after allocation of the total proceeds) on the measurement date.

The Company used a hybrid valuation model to determine the fair value of the senior secured convertible note.  The hybrid model incorporated both a present value analysis and the use of the Black Scholes option pricing model to reflect the senior secured convertible note’s conversion feature.  The Black-Scholes option pricing model was also used   to determine the fair value of the warrants in order to allocate the gross proceeds based on relative fair values, see Note 8.  ASC 820, Fair Value Measurements, states that the reporting entity should use the valuation technique(s) appropriate for the measurement, considering the availability of data with which to develop inputs that represent the assumptions that market participants would use when pricing the asset or liability.  Market participants price options based on expected volatility, not historical volatility.  In estimating, the expected volatility of the Company’s common stock followed the guidance of ASC 820 and considered a number of factors - including the implied volatility of the Company’s listed warrant contracts.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the assumptions used in the Black Scholes pricing model are as follows:

	Conversion Option	New Warrants
	At Issuance Date	At Issuance Date
Expected term (months)	36	60
Volatility	161.5%	161.5%
Dividend yield	0%	0%
Risk-free interest rate	2.43%	2.48%

Note 7 — Commitments and Contingencies:

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany, was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team prepared the requested reply and produced the respective documentation. TauroPharm also filed another writ within the same deadline and both parties filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench and indicated that it is prepared to further examine the underlying facts of the Company's allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular, the court requested the Company to further specify its requests and to further substantiate in even more detail which know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties submitted further writs in this matter and the court scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, the Company intends to continue to pursue this matter and still believes firmly that its claims are well-founded. Therefore, the Company appealed in January 2019.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments

Clinical and Regulatory

In December 2015, the Company entered into a Master Service Agreement and Work Orders (the “Master Service Agreement”) with a CRO to help the Company conduct its LOCK-IT-100 Phase 3 multicenter, double-blind, randomized active control study to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. In May 2017, the Company signed a contract modification with its CRO for an additional budgeted cost of $7.2 million to cover the extension of the estimated study timeline, incorporate several protocol amendments and assume several new tasks related to the enrollment sites. Given the changes to the study agreed with the FDA, the Company signed a second contract modification with its CRO increasing the budget by an additional $6.3 million, to cover the continuation of trial enrollment, the increased length of time in which patients are enrolled and additional activities related to the collection of retrospective data outside the treatment centers. During the years ended December 31, 2018 and 2017, the Company recognized $7,658,000 and $14,380,000 in research and development expense related to this agreement, respectively.

Through December 31, 2018, approximately $28.4 million of clinical trial expense has been recorded in connection with the Master Service Agreement and new work orders, of which approximately $24.0 million has been paid. During 2018, the Company had contested a substantial amount of the unpaid clinical trial expense accrued during 2018 due to the unexpected delay and additional costs the Company incurred in preparing for the interim analysis of the LOCK-IT-100 study. Negotiations with the CRO concluded in November 2018 with the signing of a confidential settlement agreement in which the Company received cash, credits and other consideration in return for agreeing to make cumulative net payments to its CRO of approximately $6.2 million through January 2019, plus investigator fees and third-party costs that had not been invoiced as of September 30, 2018. Among other benefits, the settlement agreement resulted in full satisfaction of all outstanding accounts payable and accrued expenses recorded as of September 30, 2018 in connection with the Master Services Agreement. Additionally, in parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to the Company related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million of which $588,000 was incurred as of December 31, 2018. At December 31, 2018, the Company had accrued $4,372,000 in accounts payable and accrued expenses related to the settlement agreement and the new work order.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 145,543 shares. In 2014, a certain milestone was achieved resulting in the release of 36,386 shares held in escrow. The number of shares held in escrow as of December 31, 2018 is 109,157 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of December 31, 2018 and 2017. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the years ended December 31, 2018 and 2017.

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

Note 8 — Stockholders’ Equity:

Common Stock:

The Company had a prior sales agreement with B. Riley for its ATM program, which expired on April 16, 2018, under which the Company could issue and sell up to an aggregate of $60.0 million of shares of its common stock. On March 9, 2018, the Company entered into a new agreement with B. Riley for the sale of up to $14.7 million of the Company’s common stock under the ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70 million of the Company’s securities, which became effective on April 16, 2018. The ATM program amount was increased by $25.0 million in November 2018. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the years ended December 31, 2018 and 2017, the Company sold 35,888,772 and 5,239,815 shares of common stock under the new and expired ATM programs, respectively, and realized net proceeds of approximately $22.0 million and $3.5 million during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company has approximately $20.3 million available under its current ATM program and $30.3 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, the Company issued an aggregate of 131,826 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors. The Company also issued an aggregate of 127,628 shares of its common stock to its certain board members for payment of deferred fees.

On May 3, 2017, the Company closed an underwritten public offering of 18,619,301 shares of its common stock, par value $0.001 per share, together with Series A warrants (“Series A Warrants”) to purchase up to an aggregate of 13,964,476 shares of its common stock and Series B warrants (“Series B Warrants”) to purchase up to an aggregate of 13,964,476 shares of its common stock. Series A Warrants had an exercise price of $0.75 per share of common stock and expired thirteen months following the Exercisable Date (defined below). Series B Warrants have an exercise price of $1.05 per share of common stock and will expire five years following the Exercisable Date. The net proceeds from this public offering was approximately $12.8 million.

The Company issued to the underwriter warrants to purchase up to an aggregate of 1,117,158 shares of common stock, with an exercise price of $0.9375, which represents 125% of the public offering price per combined share and related warrants. The underwriter warrant expires five years following the Exercisable Date. Other than the exercise price, the terms of the underwriter warrants are the same as the Series B Warrants.

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

In December 2017, the Company sold an aggregate of 624,246 shares of its common stock to its directors and executive officers and to certain of its employees at a per share purchase price of $0.48. The Company realized gross proceeds of approximately $300,000 (see Note 4 – Related Party Transactions).

During the year ended December 31, 2017, the Company entered into warrant exchange agreements whereby the Company agreed to exchange with various investors (the “Investors”) Series A warrants issued in its May 2017 public offering of common stock and warrants. The exchanged warrants provided for the purchase of up to an aggregate of 9,886,250 shares of the Company’s common stock at an exercise price of $0.75, with an expiration date of September 10, 2018. The Company issued an aggregate of 2,471,561 shares of common stock to the Investors in exchange for these warrants.

Restricted Stock Units

During the year ended December 31, 2018 and 2017, the Company granted an aggregate of 94,500 and 112,931 restricted stock units (“RSUs”) to its officers and directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $0.70 and $2.15 per share, respectively. These RSUs vest over various dates through October 2019. During the year ended December 31, 2018 and 2017, compensation expense recorded for these RSUs was $93,000 and $88,000, respectively. Unrecognized compensation expense as of December 31, 2018 and 2017 was $23,000 and $50,000, respectively. The expected weighted average period for the expense to be recognized is 0.34 years. During the year ended December 31, 2018, no RSUs were forfeited and 46,517 RSUs were forfeited during the year ended December 31, 2017.

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

	As of December 31, 2018 and 2017
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-2	150,000	10.0	1,500,000
Series C-3	104,000	10.0	1,040,000
Series D	73,962	21.0	1,553,202
Series E	89,623	49.2	4,409,452
Series F	2,000	1,000	2,000,000
Total	419,585		10,502,654

On November 9, 2017, the Company entered into a securities purchase agreement with Elliott, pursuant to which, on November 16, 2017, the Company sold $2.0 million of its Series F convertible preferred stock (“Series F Stock”) at $1,000 per share. Based on the terms of the Series F Stock, the conversion price was set at $0.162 on April 2, 2018, and the shares are currently convertible anytime at Elliott’s option. The Series F Stock will be mandatorily convertible if certain equity conditions are met. As of December 31, 2018, the last condition had not been met, which condition is the subordination of the outstanding Series C-3 preferred stock to the Series F Stock. Therefore, the Series F Stock is not mandatorily convertible as of December 31, 2018; the conversion price per share of $0.162, however, remains fixed, subject to anti-dilution adjustment, including full ratchet. When and if that condition is met, the Series F Stock will be mandatorily convertible. Pursuant to the terms of the Series F Stock, a holder will be prohibited from converting shares of Series F Stock into shares of common stock if, as a result of such conversion, (i) such holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding, or (ii) the Company would issue shares in an amount equal to or greater than 13,336,939 shares, which is 20% of the shares of common stock outstanding on November 9, 2017, unless the Company has received the approval of its stockholders for such overage.

The Series F Stock is non-voting and has no dividend right outside of receiving dividends in the same form as the Company pays to holders of shares of its common stock.

As long as any of the Series F non-voting convertible preferred stock is outstanding, the Company cannot, without the consent of a majority of the Series F holders, incur any indebtedness other than trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a part of the financing, the Company also entered into a registration rights agreement with Elliott whereby Elliott can demand that the Company register the shares issuable upon exercise of the warrants, and shares issuable upon conversion of the Series F Stock, if issued.

The backstop agreement (see Warrant section of this Note) provides that until the later of (x) the date that no Series F preferred shares are outstanding and (y) the date the no warrants issued under the backstop agreement are outstanding, the Company may not issue any securities in a “variable rate transaction” other than at-the-market offerings through a registered broker-dealer or offerings of the Series F preferred stock. A “variable rate transaction” is a transaction on terms more favorable than those of the backstop agreement and the Series F preferred stock, in which the Company issues any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of the Company’s common Stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for its common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enters into any agreement (other than an at-the-market offering through a registered broker-dealer) whereby the Company may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights).

The following terms and conditions apply to the Series C, Series D, Series E and Series F non-voting convertible preferred stock outstanding at December 31, 2018 and 2017:

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

Redemption – The Company is not obligated to redeem or repurchase any shares of Series C, Series D, Series E or Series F non-voting preferred stock. Shares of Series C, Series D,  Series E and Series F Preferred Stock are not otherwise entitled to any redemption rights.

Listing- There is no established public trading market for the Series C, Series D, Series E or Series F non-voting preferred stock, and the Company does not expect a market to develop. In addition, the Company does not intend to apply for listing of the Series C, Series D, Series E or Series F non-voting preferred stock on any national securities exchange or trading system.

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series C Preferred Stock ranks senior to the Company’s common stock; senior to any class or series of capital stock created after the issuance of the Series C Preferred Stock (subject to the Company obtaining any consent, waiver or other authorization from the holders of the Series C-3 Convertible Preferred Stock necessary for the subordination of the Series C-3 Convertible Preferred Stock to the Series F Preferred Stock); and junior to the Series D, Series E and Series F non-voting convertible preferred stock. As long as any of the Series C-2 Preferred Stock is outstanding, the Company cannot, without the consent of a majority of the Series C-2 holders, incur any indebtedness other than indebtedness existing prior to September 15, 2014, trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

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

The Series D non-voting convertible preferred stock ranks senior to the Company’s common stock; senior to any class or series of capital stock created after the issuance of the Series D non-voting convertible preferred stock; senior to the Series C-2 non-voting convertible preferred stock and the Series C-3 non-voting convertible preferred stock; on parity with the Series E non-voting convertible preferred stock; and junior to the Series F non-voting convertible preferred stock. As long as any of the Series D non-voting convertible preferred stock is outstanding, the Company cannot, without the consent of a majority of the Series D holders, incur any indebtedness other than indebtedness existing prior to September 15, 2014, trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

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

The Series E non-voting convertible preferred stock ranks senior to the Company’s common stock; senior to any class or series of capital stock created after the issuance of the Series E non-voting preferred stock; senior to the Series C-2 and the Series C-3 non-voting convertible preferred stock; on parity with the Series D non-voting convertible preferred stock; and junior to the Series F non-voting convertible preferred stock. As long as any of the Series E non-voting convertible preferred stock is outstanding, the Company cannot, without the consent of a majority of the Series E holders, incur any indebtedness other than indebtedness existing prior to September 15, 2014, trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time.

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

Stock Options:

The Company’s 2013 Stock Incentive Plan (the “2013 Plan”) was approved by the shareholders in July 2013. The 2013 Plan provides for the issuance of equity grants in the form of options, restricted stock, stock awards and other forms of equity compensation. Awards under the 2013 Plan may be made to directors, officers, employees and consultants under the 2013 Plan. Initially, an aggregate of 5,000,000 shares of the Company’s common stock was reserved for issuance under the 2013 Plan. On January 19, 2016, the shareholders approved an increase of the shares issuable under the 2013 Plan from 5,000,000 to 8,000,000 and on June 13, 2016 from 8,000,000 to 11,000,000.

During the year ended December 31, 2018, the Company granted ten-year qualified and non-qualified stock options to its officers, directors, employees and consultants covering an aggregate of 678,000 shares of the Company’s common stock under the 2013 Stock Incentive Plan. The weighted average exercise price of these options are $0.44 per share.

During the years ended December 31, 2018 and 2017, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,018,000 and $1,571,000, respectively. As of December 31, 2018, there was $1,619,000 total unrecognized compensation expense related to stock options granted which expense will be recognized over an expected remaining weighted average period of 1.33 years. All share-based awards are recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards are recognized in the period in which they occur.

The fair value at grants dates of the grants issued subject to service and performance based vesting conditions were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.63% - 2.96%	1.77% - 2.40%
Expected volatility	93% - 103%	95% - 106%
Expected term (years)	5 years	5 - 10 years
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value of options granted during the period	$ 0.32	$ 1.18

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

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock options activity and related information for the year ended December 31, 2018:

	Shares Underlying Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	4,962,795	$2.04	7.5	$247,500
Granted	678,000	$0.44		572,610
Exercised	(40,000)	$0.29		42,400
Expired/Cancelled	(90,531)	$1.35		21,912
Forfeited	(453,938)	$1.89		113,348
Outstanding at end of year	5,056,326	$1.86	6.7	$1,006,743
Vested at end of year	3,478,053	$1.88	6.1	$639,369
Expected to vest in the future	1,578,273	$1.82	8.2	$367,374

The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $42,400 and $13,200, respectively. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Warrants:

The following table is the summary of warrant activities:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2017	23,417,891	$1.08	3.4
Issued	450,000	1.50	5.0
Exercised	(2,442,376)	1.05	-
Expired	(4,830,499)	0.87	-
Outstanding at December 31, 2018	16,595,016	$1.10	3.1

On December 31, 2018, the Company sold to Elliott a senior secured convertible note in the aggregate principal amount of $7,500,000 and a warrant to purchase up to an aggregate of 450,000 shares of common stock, for gross proceeds of $7,500,000. The warrant is immediately exercisable, has an exercise price of $1.50 per share, subject to adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting the Company’s common stock, and has a term of five years (see Note 6). On December 31, 2018, the Company amended and restated the following warrants held by Elliott and its affiliates to reduce the exercise price of each warrant to $0.001 per share: warrants issued in May 2013 to purchase up to an aggregate of 500,000 shares of the Company’s common stock with a pre-amendment exercise price of $0.65 per share and an expiration date of May 30, 2019 (the “May 30, 2019 Warrants”); and warrants issued in October 2013 to purchase up to an aggregate of 750,000 shares of common stock with a pre-amendment exercise price of $0.90 per share and an expiration date of October 22, 2019 (the “October 22, 2019 Warrants”). The incremental cost of approximately $710,000 associated with the warrant modification was recorded as a debt discount.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the warrant was determined using a Black-Scholes option pricing model using the following assumptions at the grant date of the warrant:

December 31, 2018
Expected Term	5.0 years
Volatility	102.85%
Dividend yield	0.0%
Exercise Price	$1.50
Risk-free interest rate	2.51%

 On November 9, 2017, in addition to the securities purchase agreement issued to Elliott (See Note 8 Preferred Stock), the Company entered into a backstop agreement with Elliott to purchase additional Series F convertible preferred Stock at $1,000 per share, at the Company’s sole discretion, beginning January 15, 2018 through March 31, 2018. As consideration for the backstop agreement, the Company issued 564,858 warrants, exercisable for three years, to purchase shares of the Company’s common stock at a per share exercise price of $0.001. The number of shares issuable under the warrant was determined by the closing price of the Company’s common stock on November 8, 2017, which was $0.5278, reduced by the amount of equity capital raised from the ATM program and the sale of common stock to directors, executive officers and other certain employees of the Company totaling $2.4 million. On November 16, 2017, the Company recorded a derivative liability of $270,592 and a corresponding reduction to additional paid in capital based on the initial Black Scholes valuation. The warrants were initially classified as a liability as the Company had a conditional obligation to settle the warrants by issuing a variable number of shares with variations of the obligation based on inputs other than the fair value of the Company’s shares (i.e. the amount subject to the backstop agreement).

The fair value of the warrants was determined using a Black-Scholes option pricing model using the following assumptions at the grant date of the warrants:

November 16, 2017
Expected Term	3.0 years
Volatility	98%
Dividend yield	0.0%
Exercise Price	$0.00
Risk-free interest rate	1.83%
Fair value of warrants granted	$270,592
Number of shares underlying warrants granted	564,858

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

Stock-based Deferred Compensation Plan for Non-Employee Directors

During the third quarter of 2014, the Company established an unfunded stock-based deferred compensation plan, providing non-employee directors the opportunity to defer up to one hundred percent of fees and compensation, including restricted stock units.  The amount of fees and compensation deferred by a non-employee director is converted into stock units, the number of which is determined based on the closing price of the Company’s common stock on the date such compensation would have otherwise been payable.  At all times, the plan participants are one hundred percent vested in their respective deferred compensation accounts.  On the tenth business day of January in the year following a director’s termination of service, the director will receive a number of common shares equal to the number of stock units accumulated in the director’s deferred compensation account.  The Company accounts for this plan as stock based compensation under ASC 718.  During the year ended December 31, 2018 and 2017, the amount of compensation that was deferred under this plan was $30,000 and $57,940, respectively.

CORMEDIX INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Concentrations:

At December 31, 2018, no net accounts receivable was due to a customer that exceeded 10% and for the year ended December 31, 2017, 81% was due from two customers (57% and 24%). During the year ended December 31, 2018, the Company had revenue from a single customer that exceeded 10% of its total sales (70%) and two customers (25% and 19%) for the year ended December 31, 2017.

Note 10 — Subsequent Events:

Through March 8, 2019, the Company issued an aggregate of 8,840,054 shares under its current ATM Program with a weighted average sale price of $1.78 per share, resulting in net proceeds of approximately $15.2 million.

Through March 8, 2019, the Company issued an aggregate of 596,100 shares of its common stock upon the exercise of 596,100 warrants with a weighted average exercise price of $1.04 per share, resulting in net proceeds of approximately $0.6 million.

On June 26, 2018, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio of between 1-for-5 and 1-for-10, as determined by the Company’s Board of Directors, at any time before June 26, 2019, if and as determined by the Board of Directors. On March 12, 2019, the Company’s Board of Directors approved a 1-for-5 reverse stock split of its common stock that is scheduled to become effective on March 26, 2019. Upon completion of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock will decrease from approximately 109 million to approximately 22 million. The par value of the Company’s common stock will remain unchanged at $0.001 per share after the reverse stock split.

Share and per share data presented in the accompanying consolidated financial statements have not been adjusted for the reverse stock split. Pro forma share and per share data, giving retroactive effect to the reverse stock split, are as follows (rounded to the nearest cent):

	Year Ended December 31,
	2018	2017
	Pro Forma Amounts Unaudited
Net Loss Per Common Share – Basic and Diluted:
Basic and diluted – as reported (pre-stock split)	$(0.30)	$(0.60)
Basic and diluted – pro forma (post-stock split)	(1.51)	(2.99)

Weighted average shares outstanding:
Basic and diluted – as reported (pre-stock split)	89,083,119	55,141,133
Basic and diluted – pro forma (post-stock split)	17,816,624	11,028,227

The consolidated statements of changes in stockholders’ equity presented in the accompanying consolidated financial statements have not been adjusted for the reverse stock split. Pro forma stockholders’ equity, giving retroactive effect to the reverse stock split, is as follows:

	Year Ended December 31,
	2018	2017
	Pro Forma Amounts Unaudited
Common stock - $0.001 par value: 160,000,000 shares authorized:
Shares issued and outstanding – as reported (pre-stock split)	108,875,866	71,413,790
Shares issued and outstanding – pro forma (post-stock split)	21,775,174	14,282,758

Par value– as reported (pre-stock split)	$108,876	$71,414
Par value– pro forma (post-stock split)	$21,775	$14,283

Additional paid-in capital:
As reported (pre-stock split)	$183,716,536	$159,197,950
Pro forma (post-stock split)	$183,803,637	$159,255,081

The reverse stock split will also proportionately affect the number of shares of common stock available for issuance under the Company’s equity incentive plans and will proportionately reduce the number of shares of common stock issuable upon the exercise of stock options, warrants and preferred stock outstanding immediately prior to the reverse split. The exercise prices of the Company’s outstanding options and warrants, and the conversion price of its outstanding preferred stock will be adjusted in accordance with their respective terms.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc..	S-3	3/09/2018	1.1
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010.	S-1/A	3/19/2010	3.5
3.3	Form of Amended and Restated Bylaws as amended April 19, 2016.	10-Q	5/10/2016	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017.	8-K	8/10/2017	3.1
3.6	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.8	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.9	Amended and Restated Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.15
3.10	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.16
3.11	Amended and Restated Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.17

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.12	Amended and Restated Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.18
3.13	Amended and Restated Certificate of Designation of Series F Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on December 11, 2017.	8-K	12/11/2017	3.1
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.3	Form of Second Amended Restated Warrant originally issued on October 22, 2013.	8-K	1/3/2019	4.2
4.4	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.5	Form of Warrant issued on March 10, 2014.	8-K	03/05/2014	4.24
4.6	Warrant issued March 3, 2015.	8-K	03/04/2015	4.1
4.7	Amended and Restated Warrant originally issued March 24, 2010.	8-K	03/04/2015	4.3
4.8	Third Amended and Restated Warrant originally issued May 30, 2013.	8-K	01/03/2019	4.3
4.9	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	03/04/2015	4.5
4.10	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	05/03/2017	4.2
4.11	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017.	8-K	05/03/2017	4.3
4.12	Form of Warrant issued on November 16, 2017.	8-K	11/13/2017	4.15
4.13	Form of Warrant issued on December 31, 2018	8-K	1/03/2019	4.1
4.14	Senior Secured Convertible Note issued December 31, 2018.	8-K	1/03/2019	4.4
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/31/2009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.6	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.7	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.8	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.	10-K	3/15/2016	10.16
10.9*	Employment Agreement, dated as of September 27, 2016 and effective as of October 3, 2016, between CorMedix, Inc. and Khoso Baluch	8-K	10/03/2016	10.1
10.10*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Robert Cook.	10-K	3/16/2017	10.12
10.11	Employment Agreement, effective March 1, 2017, between CorMedix Inc. and John Armstrong.	10-K	3/16/2017	10.14
10.12	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto.	8-K	11/13/2017	10.1
10.13	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.2
10.14	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.3
10.15	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	12/11/2017	10.1
10.16*	Employment Agreement, effective March 19, 2018, between CorMedix Inc. and Elizabeth Masson	10-Q	5/15/2018	10.1
10.17	Securities Purchase Agreement, dated December 31, 2018, between CorMedix Inc. and the investor named therein.	8-K	1/03/2019	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2018 and 2017, (ii) Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017, (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017 and (v) Notes to the Financial Statements.**
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

E-4