Form 10-Q
period 2019-03-31
CorMedix Inc.
filed 2019-05-13
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	CRMD	NYSE American LLC

The number of shares outstanding of the issuer’s common stock, as of May 10, 2019 was 23,814,259.

CORMEDIX INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1.
Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$18,256,999	$17,623,770
Restricted cash	171,553	171,553
Short-term investments	7,944,549	-
Trade receivables	34,381	10,904
Inventories, net	419,598	428,515
Prepaid research and development expenses	2,280	8,113
Other prepaid expenses and current assets	312,987	422,199
Total current assets	27,142,347	18,665,054
Property and equipment, net	165,873	160,860
TOTAL ASSETS	$27,308,220	$18,825,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,462,247	$2,588,977
Accrued expenses	2,863,829	5,166,224
Deferred revenue	8,824	11,029
Total current liabilities	4,334,900	7,766,230
Operating lease liabilities, net of current portion	3,879	-
Convertible note, related party, net	6,427,476	6,125,428
TOTAL LIABILITIES	10,766,255	13,891,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 369,585 and 419,585 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	370	420
Common stock - $0.001 par value: 160,000,000 shares authorized; 23,811,634 and 21,775,173 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23,812	21,775
Accumulated other comprehensive income	95,209	96,522
Additional paid-in capital	200,578,556	183,803,637
Accumulated deficit	(184,155,982)	(178,988,098)
TOTAL STOCKHOLDERS’ EQUITY	16,541,965	4,934,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,308,220	$18,825,914

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue
Net sales	$163,692	$23,210
Cost of sales	(226,955)	(28,575)
Gross loss	(63,263)	(5,365)
Operating Expenses
Research and development	(2,874,996)	(8,280,442)
Selling, general and administrative	(1,984,922)	(1,903,016)
Total operating expenses	(4,859,918)	(10,183,458)
Loss From Operations	(4,923,181)	(10,188,823)
Other Income (Expense)
Interest income	58,822	14,775
Foreign exchange transaction loss	(1,477)	(9,197)
Interest expense	(302,048)	(1,873)
Total income (expense)	(244,703)	3,705
Net Loss	(5,167,884)	(10,185,118)
Other Comprehensive Loss
Unrealized loss from investment	(1,008)	-
Foreign currency translation loss	(305)	(1,425)
Total comprehensive loss	(1,313)	(1,425)
Comprehensive Loss	$(5,169,197)	$(10,186,543)
Net Loss Per Common Share – Basic and Diluted	$(0.22)	$(0.68)
Weighted Average Common Shares Outstanding – Basic and Diluted	23,074,049	15,071,282

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the three months ended March 31, 2019:

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Additional Paid-inCapital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2019	21,775,173	$21,775	419,585	$420	$96,522	$183,803,637	$(178,988,098)	$4,934,256

Stock issued in connection with ATM sale of common stock, net	1,768,012	1,768				15,232,761		15,234,529
Stock issued in connection with warrants exercised	119,220	119				620,161		620,280
Stock issued in connection with stock options exercised	35,840	36				112,730		112,766
Conversion of Series C-3 non-voting preferred stock to common stock	100,000	100	(50,000)	(50)		(50)		-
Issuance of vested restricted stock	6,667	7				(7)		-
Issuance of common stock as a result of reverse stock split rounding	6,722	7				(7)		-
Stock-based compensation						809,331		809,331
Other comprehensive loss					(1,313)			(1,313)
Net loss							(5,167,884)	(5,167,884)

Balance at March 31, 2019	23,811,634	$23,812	369,585	$370	$95,209	$200,578,556	$(184,155,982)	$16,541,965

For the three months ended March 31, 2018:

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2018	14,282,758	$14,283	419,585	$420	$98,433	$159,255,081	$(152,174,866)	$7,193,351

Proceeds from ATM sale of common stock, net	2,040,420	2,040				3,267,123		3,269,163
Issuance of vested restricted stock	8,677	9				(9)		-
Stock issued for payment of deferred fees	25,526	25				173,748		173,773
Stock-based compensation						373,293		373,293
Cumulative effect of adoption of ASC 606 (Note 1)							17,655	17,655
Other comprehensive income					(1,425)			(1,425)
Net loss							(10,185,118)	(10,185,118)

Balance at March 31, 2018	16,357,381	$16,357	419,585	$420	$97,008	$163,069,236	$(162,342,329)	$840,692

See Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,167,884)	$(10,185,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	809,331	373,293
Amortization of debt discount	114,548	-
Non-cash interest expense	187,500	-
Depreciation	20,093	19,381
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(23,983)	57,182
Decrease in inventory	8,917	15,282
Decrease (increase) in prepaid expenses and other current assets	114,891	(28,151)
(Decrease) increase in accounts payable	(1,126,565)	1,849,784
(Decrease) increase in accrued expenses	(2,302,112)	916,578
Decrease in deferred revenue	(2,206)	(72,534)
Net cash used in operating activities	(7,367,470)	(7,054,303)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(7,966,821)	-
Sale of short-term investments	21,263	1,604,198
Purchase of equipment	(19,219)	(38,226)
Net cash (used in) provided by investing activities	(7,964,777)	1,565,972
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program	15,234,529	3,269,163
Proceeds from exercise of warrants	620,280	-
Proceeds from exercise of stock options	112,766	-
Net cash provided by financing activities	15,967,575	3,269,163
Foreign exchange effect on cash	(2,099)	1,473
NET INCREASE (DECREASE) IN CASH	633,229	(2,217,695)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	17,795,323	10,551,282
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$18,428,552	$8,333,587
Cash paid for interest	$-	$1,873
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$50	$-
Issuance of common stock for payment of deferred fees	$-	$173,773
Unrealized loss from investments	$1,009	$-
Issuance of common stock for vested restricted stock units	$7	$43

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

The Company’s primary focus is on the development of its lead product candidate, Neutrolin®, for potential commercialization in the United States, or U.S., and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize Neutrolin. Neutrolin is a novel anti-infective solution (a formulation of taurolidine 1.35%, citrate 3.5%, and heparin 1000 u/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among dialysis, critical care/intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intra-venous (“IV”) antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. The Company believes Neutrolin addresses a significant unmet medical need and a potential large market opportunity.

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

Although two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin would generally be required by the U.S. Food and Drug Administration (“FDA”), to secure marketing approval in the U.S., based on the recently completed and unblinded topline results of the LOCK-IT-100 study, the Company has begun discussions with the FDA on the appropriate next steps to support regulatory approval for Neutrolin. The Company agreed to provide the FDA a detailed analysis of the full data set including secondary endpoints from the LOCK-IT-100 study to facilitate the FDA’s consideration of the Company’s request to file the New Drug Application (“NDA”) for Neutrolin on the basis of the LOCK-IT-100 study results. These data became available following the locking and unblinding of the study data in late January 2019. The statistical analyses are ongoing. The Company can provide no assurances that the FDA will not require a second clinical trial prior to NDA submission for Neutrolin.

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

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union (“EU”) and Middle Eastern countries for such treatment.

The Company is evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation. The Company is also involved in a pre-clinical research collaboration for the use of taurolidine in combination with certain anti-cancer drugs as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2019 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019. The accompanying condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements included in such Form 10-K.

On March 26, 2019, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by combining, reclassifying and changing each authorized and outstanding five shares of "old" common stock into one share of "new" common stock. No fractional shares were issued, and, in lieu thereof, where applicable, one whole share was issued. To reflect the reverse stock split, reclassification, combination and change, proportional adjustments were also made to the number of shares of the Company’s common stock issuable upon conversion of outstanding preferred shares and the convertible note payable, warrants and options and other equity awards. The reverse stock split did not affect the par value per share of the Company’s common stock (which remains at $0.001 per share) or the total number of shares of common stock that are authorized to be issued pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended, which remains at 160 million shares. All issued and outstanding share and per share amounts included in the accompanying condensed consolidated financial statements and in this report have been adjusted to reflect the reverse stock split, reclassification, combination and change, for all periods presented.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued a new guidance which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Early adoption is permitted and the Company elected to adopt the guidance effective in the first quarter of fiscal year 2019. This adoption on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued new guidance which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and recharacterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. Early adoption is permitted and the Company elected to adopt the guidance effective in the first quarter of fiscal year 2019. This adoption on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued new guidance related to how an entity should lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The Company adopted the standard on January 1, 2019 using the transition method provided by the FASB. Under this transition method, the Company applied the new requirements to only those leases that exist as of January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods will be presented under existing lease guidance. Upon transition, the Company applied the package of practical expedients permitted under ASC 842 transition guidance. As a result, the Company did not reassess (1) whether expired or existing contracts contain leases under the new definition of a lease, including whether an existing or expired contract contains an embedded lease, (2) lease classification for expired or existing leases and (3) any initial direct costs of existing leases. As a result of the adoption, the Company recorded right-of-use assets and lease liabilities of approximately $6,000 each. Adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss or cash from or used in operating, investing or financing activities on its consolidated statements of cash flows.

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2019, the Company had an accumulated deficit of $184.2 million, and incurred losses from operations of $5.2 million and $10.2 million for the three months ended March 31, 2019 and 2018, respectively. Based on the Company’s current development plans for Neutrolin in both the U.S. and foreign markets and its other operating requirements, the Company’s existing cash and cash equivalents at March 31, 2019 are expected to fund its operations into the third quarter of 2020, after taking into consideration the net proceeds received in April 2019 from the sale of its unused net operating losses (“NOL”) through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer program for State Fiscal Year 2018 (see Note 8).

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, in order to undertake a second Phase 3 clinical trial, if required by the FDA, to commercially launch Neutrolin upon NDA approval, and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. At the financial reporting date, the Company has approximately $4.6 million available under its current ATM program and $30.3 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2019 or December 31, 2018.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2019 and December 31, 2018, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2019 and December 31, 2018:

March 31, 2019:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds and Cash Equivalents	$7,267,884	$(555)	$9	$7,267,338
U.S. Government Agency Securities	990,300	-	260	990,560
Corporate Securities	4,879,640	(482)	346	4,879,504
Commercial Paper	2,075,071	(586)	-	2,074,485
Subtotal	7,945,011	(1,068)	606	7,944,549
Total March 31, 2019	$15,212,895	$(1,623)	$615	$15,211,887
December 31, 2018:
Money Market Funds included in Cash Equivalents	$1,179,673	$-	$-	$1,179,673
Total December 31, 2018	$1,179,673	$-	$-	$1,179,673

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

March 31, 2019:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$7,267,338	$3,875,559	$3,391,779	$-
U.S. Government Agency Securities	990,560	990,560	-	-
Corporate Securities	4,879,504	-	4,879,504	-
Commercial Paper	2,074,485	-	2,074,485	-
Subtotal	7,944,549	990,560	6,953,989	$-
Total March 31, 2019	$15,211,887	$4,866,119	$10,345,768	$-
December 31, 2018:
Money Market Funds	$1,179,673	$1,179,673	$-	$-
Total December 31, 2018	$1,179,673	$1,179,673	$-	$-

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

Restricted Cash

As of March 31, 2019 and December 31, 2018, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 5). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$6,893	$71,275
Work in process	188,435	86,957
Finished goods	327,270	373,283
Inventory reserve	(103,000)	(103,000)
Total	$419,598	$428,515

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion, on the consolidated balance sheet.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has elected, as an accounting policy not to apply the recognition requirements in the FASB’s Accounting Standards Codification (“ASC”) 842 to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term.

The Company has also elected, as a practical expedient, by underlying class of asset, not to separate lease components from non-lease components and, instead, account for them as a single component.

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Professional and consulting fees	$238,290	$258,352
Accrued payroll and payroll taxes	510,055	1,102,143
Clinical trial related	1,759,519	3,408,032
Manufacturing development related	168,756	210,577
Product development	49,200	49,200
Other	138,009	137,920
Total	$2,863,829	$5,166,224

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” ASC 606 prescribes a five-step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price and (v) recognizing revenue.

The Company recognizes net sales upon shipment of product to the dialysis centers and upon meeting the five-step model prescribed by ASC 606 outlined above.

Deferred Revenue

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment is being recognized as revenue on a straight-line basis over the contractual term of the Agreement. The Company recognized $2,200 of revenue related to the Wonik Agreement for each of the three months ended March 31, 2019 and 2018.

Deferred revenue related to the Wonik Agreement at March 31, 2019 and December 31, 2018 amounted to approximately $8,800 and $11,000, respectively.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2019	2018
Series C non-voting preferred stock	408,000	508,000
Series D non-voting preferred stock	295,848	295,848
Series E non-voting preferred stock	391,953	391,953
Series F non-voting preferred stock	2,469,137	631,513
Shares issuable upon conversion of convertible debt	1,000,000	-
Restricted stock units	19,917	19,506
Shares issuable for payment of deferred board compensation	29,427	17,028
Shares underlying outstanding warrants	3,199,788	4,603,581
Shares underlying outstanding stock options	1,212,974	1,100,323
Total potentially dilutive shares	9,027,044	7,567,752

Stock-Based Compensation

The Company accounts for stock options granted according to ASC No. 718, “Compensation — Stock Compensation” (“ASC 718”).  Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance based conditions. Stock-based compensation is recognized as expense over the employee’s requisite service period on a straight-line basis.

Research and Development

Research and development costs are charged to expense as incurred. Research and development includes fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated executive, human resources and facilities expenses. The Company accrues for costs incurred as the services are being provided by monitoring the status of the activities and the invoices received from its external service providers. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

Note 3 — Stockholders’ Equity:

Common Stock

On March 9, 2018, the Company entered into a new agreement (the “new ATM agreement”) with B. Riley for the sale of up to $14.7 million of the Company’s common stock under the Company’s ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70 million of the Company’s securities, which became effective on April 16, 2018. This new ATM agreement replaced a prior sales agreement with B. Riley that expired on April 16, 2018, under which the Company could issue and sell up to an aggregate of $60.0 million of shares of its common stock. The ATM program amount was increased by $25.0 million in November 2018. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2019 and 2018, the Company sold 1,768,012 and 2,040,421 shares of common stock under the ATM program, respectively, and realized net proceeds of approximately $15.2 million and $3.4 million, respectively.

At March 31, 2019, the Company has approximately $4.6 million available under its current ATM program and $30.3 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

During the quarter ended March 31, 2019, the Company issued an aggregate of 119,220 and 35,840 shares of its common stock upon exercise of warrants and stock options, respectively, resulting in net proceeds to the Company of $620,000 and $113,000, respectively.

During the quarter ended March 31, 2019, the Company issued 100,000 shares of its common stock upon conversion of 50,000 shares of Series C-3 non-voting preferred stock.

During the quarter ended March 31, 2019, the Company issued an aggregate of 6,667 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors.

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

	As of March 31, 2019			As of December 31, 2018
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-2	150,000	$10.00	$1,500,000	150,000	$10.00	$1,500,000
Series C-3	54,000	$10.00	$540,000	104,000	$10.00	$1,040,000
Series D	73,962	$21.00	$1,553,202	73,962	$21.00	$1,553,202
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series F	2,000	$1,000.00	$2,000,000	2,000	$1,000.00	$2,000,000
Total	369,585		$10,002,654	419,585		$10,502,654

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

During the three months ended March 31, 2019, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 259,300 shares of the Company’s common stock under the 2013 Stock Incentive Plan. The weighted average exercise price of these options is $7.87 per share.

During the three months ended March 31, 2019 and 2018, total compensation expense for stock options issued to employees, directors, officers and consultants was $759,000 and $350,000, respectively.

As of March 31, 2019, there was $2,449,000 in total unrecognized compensation expense related to stock options granted which expense will be recognized over an expected remaining weighted average period of 1.08 years.

The fair value of the grants is determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected Term	4.17 - 10 years	5 years
Volatility	102.83% - 110.34%	92.97% - 94.6%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.53% - 2.74%	2.63% - 2.65%
Weighted average grant date fair value of options granted during the period	$6.52	$1.53

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

The following table summarizes the Company’s stock options activity and related information for the three months ended March 31, 2019:

	Shares	Weighted AverageExercise Price	Weighted AverageRemaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,011,268	$9.32	6.7	$2,099,844
Granted	259,300	$7.87		$409,275
Forfeited	(21,754)	$6.45		$65,349
Exercised	(35,840)	$3.15		$225,920
Outstanding at end of period	1,212,974	$9.24	7.1	$2,217,850
Vested at end of period	737,820	$9.30	6.2	$1,527,473

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price. There were no stock options exercised during the quarter ended March 31, 2018.

Restricted Stock Units

During the three months ended March 31, 2019, the Company granted an aggregate 23,600 restricted stock units (“RSUs”) to its directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $8.30 per share. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on each date of grant. These RSUs vest monthly over one year after grant date, subject to continued service on the board through the vesting date.

During the three months ended March 31, 2019 and 2018, compensation expense recorded for these RSUs was $51,000 and $23,000, respectively. Unrecognized compensation expense for these RSUs amounted to $169,000. The expected weighted average period for the expense to be recognized is 0.42 years.

Warrants

As of March 31, 2019, there were 3,199,788 outstanding warrants with a weighted average exercise price of $5.50 per share and a weighted average remaining contractual life of 2.8 years.

Note 4 — Senior Secured Convertible Note:

On December 31, 2018, the Company entered into a securities purchase agreement with Manchester Securities Corp., a wholly owned subsidiary of Elliott Associates, L.P. (“Elliott”), the Company’s largest stockholder, for the purchase and sale of a senior secured convertible note in the aggregate principal amount of $7.5 million and a warrant to purchase up to an aggregate of 90,000 shares of our common stock, for gross proceeds of $7.5 million.

The note is a senior obligation, secured by all of the Company’s assets. The note bears interest at the rate of 10.0% per annum, compounded quarterly. Interest was first payable on January 2, 2019, and on the first trading day of each month thereafter. The note matures on December 30, 2021. Any accrued but unpaid interest for the applicable interest period will be added to the principal outstanding under the notes. The note has a conversion price of $7.50 per share. The conversion price is subject to appropriate adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting our common stock. The noteholder may convert its outstanding note principal amount, and any accrued and unpaid interest, at any time into shares of common stock at the conversion rate. Additionally, the note will automatically convert into shares of common stock if, prior to the maturity date, the average closing sale price of the Company’s common stock for any 20 trading days during any consecutive 30 trading days equals or exceeds 150% of the conversion price. The Company has the right to pay any accrued interest in cash for any calendar month during which the average closing sale price of its common stock averaged at least 150% of the conversion price of the notes. On or after July 1, 2020, the Company may prepay any principal amount outstanding on the notes in amounts of $2,000,000 (or in full, if less than $2,000,000), provided that if the prepayment occurs between July 2, 2020 and March 30, 2021, the prepayment amount will equal 110% of the principal amount being repaid and if the prepayment occurs after March 31, 2021, the prepayment amount will equal 105% of the principal amount being repaid.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrant is immediately exercisable, has an exercise price of $7.50 per share, subject to adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting our common stock, and has a term of five years. The closing of the note and warrant sale and purchase occurred simultaneously with entry into the securities purchase agreement. No placement agent or underwriter was involved in the offering.

On the same date, and in connection with the sale of the note and warrant, the Company amended and restated the following warrants held by Elliott and its affiliates to reduce the exercise price of each warrant to $0.005 per share: warrants issued in May 2013 to purchase up to an aggregate of 100,000 shares of the Company’s common stock with a pre-amendment exercise price of $3.25 per share and an expiration date of May 30, 2019 (the “May 30, 2019 Warrants”); and warrants issued in October 2013 to purchase up to an aggregate of 150,000 shares of our common stock with a pre-amendment exercise price of $4.50 per share and an expiration date of October 22, 2019 (the “October 22, 2019 Warrants”).

Also in conjunction with the closing of the sale and issuance, the Company and Elliott and certain of its affiliates that hold shares of various series of the Company’s preferred stock and warrants to purchase shares of the Company’s common stock agreed to waive any rights of conversion or exercise for all of the shares of its Series C-2, D, E and F preferred stock and shares issuable upon the exercise of certain warrants (collectively with the shares of Series C-2, D, E, and F preferred stock, the "Elliott Derivative Securities"), until the earliest to occur of (i) the effective date on which the Company’s Certificate of Incorporation is amended to increase the number of authorized shares of common stock, (ii) the effective date on which the Company effects a reverse stock split of its common stock, (iii) one business day immediately prior to the consummation of a fundamental transaction (as defined in the instruments governing the applicable Elliott Derivative Securities), and (iv) April 30, 2019. The 1-for-5 reverse stock split that was effective on March 26, 2019 satisfied this condition and Elliott is able to convert and exercise all of the preferred shares and warrants cited above.

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

The $7.5 million in gross proceeds, along with the legal fees of approximately $109,000, were allocated between the senior secured convertible note and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants of approximately $396,000, net of allocated fees of approximately $6,000, was accounted for as additional paid-in capital. The remainder of the proceeds of approximately $7.0 million, net of allocated fees of approximately $103,000 was allocated to the senior convertible note, with the fair value of the warrants resulting in a debt discount. In addition, the incremental cost of approximately $710,000 associated with the warrant modification was recorded as a debt discount. An additional debt discount of approximately $143,000 was recorded as a beneficial conversion feature as the stock price was greater than the effective conversion price (after allocation of the total proceeds) on the measurement date.

The debt discount is being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Agreement. For the three months ended March 31, 2019, approximately $115,000 was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2019, approximately $188,000 of interest expense has been accrued.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company used a hybrid valuation model to determine the fair value of the senior secured convertible note.  The hybrid model incorporated both a present value analysis and the use of the Black Scholes option pricing model to reflect the senior secured convertible note’s conversion feature.  The Black-Scholes option pricing model was also used to determine the fair value of the warrants in order to allocate the gross proceeds based on relative fair values (See Note 1).  ASC 820, “Fair Value Measurements,” states that the reporting entity should use the valuation technique(s) appropriate for the measurement, considering the availability of data with which to develop inputs that represent the assumptions that market participants would use when pricing the asset or liability.  Market participants price options based on expected volatility, not historical volatility.  In estimating, the expected volatility of the Company’s common stock followed the guidance of ASC 820 and considered a number of factors - including the implied volatility of put and call options on the Company's common stock that are traded over the counter.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team has prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of the Company's allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested the Company to further specify its requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court has now scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, the Company intends to continue to pursue this matter, and still believes firmly that its claims are well-founded. The Company has therefore appealed in January 2019 and filed its grounds of appeal in March 2019. An oral hearing has been scheduled for September 6, 2019.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During 2018, the Company contested a substantial amount of the unpaid clinical trial expense accrued during 2018 due to the unexpected delay and additional costs the Company incurred in preparing for the interim analysis of the LOCK-IT-100 study. Negotiations with the CRO concluded in November 2018 with the signing of a confidential settlement agreement. In parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to the Company related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million, of which $1.1 million was incurred through March 31, 2019.

Through March 31, 2019, approximately $29.0 million of clinical trial expense has been recorded in connection with the Master Service Agreement and new work orders, of which approximately $26.9 million has been paid. During the quarters ended March 31, 2019 and 2018, the Company recognized $517,000 and $5,798,000, respectively, in research and development expense related to the Master Service Agreement. At March 31, 2019, the Company had accrued $1,931,000 in accounts payable and accrued expenses related to the settlement agreement and the new work order.

In-Licensing

In 2008, the Company entered into a License and Assignment Agreement (the “NDP License Agreement”) with ND Partners, LLP (“NDP”). Pursuant to the NDP License Agreement, NDP granted the Company exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). The Company acquired such licenses and patents through its assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann and Dr. Johannes Reinmueller. As consideration in part for the rights to the NDP Technology, the Company paid NDP an initial licensing fee of $325,000 and granted NDP a 5% equity interest in the Company, consisting of 7,996 shares of the Company’s common stock.

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of March 31, 2019 and 2018 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance of $2,500,000 for the quarters ended March 31, 2019 and 2018. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended March 31, 2019 and 2018.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Employment Agreements

On March 19, 2019, the Company entered into an employment agreement with Phoebe Mounts, pursuant to which Dr. Mounts became the Company’s Executive Vice President and General Counsel on May 1, 2019. Unless renewed pursuant to the terms thereof, the agreement will expire on March 18, 2022. After the initial three-year term of the employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed. In connection with Dr. Mounts’ employment, the Company granted her stock options to purchase 70,000 shares of common stock, 42,000 of which vest in four equal installments over four years on the first four anniversaries of the start date, subject to Dr. Mounts’ three-year employment with the Company and 28,000 of which vest upon the achievement of designated milestones.

If the Company terminates Dr. Mounts’ employment other than for Cause (as defined in the agreement), death or disability, and other than by notice of nonrenewal, or if she resigns for Good Reason (as defined in the agreement), Dr. Mounts will receive her base salary and benefits for a period of nine months following the effective date of the termination of her employment, and all unvested stock options held by her will be accelerated and deemed to have vested as of the termination date, provided that any milestone option whose vesting requirements have not been met as of the termination date will be terminated.

Note 6 — Leases:

The Company entered into an operating lease for office space in Germany that began in July 2017. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease. The Company also has an operating lease for office equipment.

Prior to the adoption of ASC 842, operating lease expense of approximately $2,000 was recognized in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018.

Operating lease expense in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 was approximately $2,000 and includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At March 31, 2019, the Company has a total operating lease liability of $6,000. Approximately $2,000 and $4,000, respectively, are included in accrued expenses and operating lease liabilities, net of current portion on the condensed consolidated balance sheet. Operating ROU assets as of March 31, 2019 are $6,000 and is included in property and equipment, net on the condensed consolidated balance sheet.

For the three months ended March 31, 2019, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $2,000.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term and weighted average discount rate for operating leases were 2.8 years and 10.0%, respectively, as of March 31, 2019.

As of March 31, 2019, maturities of lease liabilities were as follows:

2019 (excluding the three months ended March 31, 2019)	$3,000
2020	2,000
2021	2,000
2022	1,000
Total future minimum lease payments	8,000
Less imputed interest	(2,000)
Total	$6,000

Note 7 — Concentrations:

At March 31, 2019, all of net accounts receivable was due from a single customer, and no net accounts receivable was due to a customer that exceeded 10% at December 31, 2018. During the quarters ended March 31, 2019 and 2018, the Company had revenue from three customers that exceeded 10% of its total gross sales of $162,000 (64%, 19% and 10%) and from two customers (45% and 17%) for the quarter ended March 31, 2018.

Note 8 — Subsequent Event:

In April 2019, the Company received $5.1 million in net proceeds from the sale of its unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer program.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 14, 2019.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in Part II. Item 1A of this report, and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In December 2015, we initiated a multicenter, double-blind, randomized, active control Phase 3 clinical trial in the U.S. in hemodialysis patients with a central venous catheter (“LOCK-IT-100”). In April 2017, a safety review by our independent Data Safety Monitoring Board, or DSMB, was completed. The DSMB unanimously concluded that it was safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized into the trial. On July 25, 2018, the DSMB completed its review of the interim analysis of the efficacy data from the LOCK-IT-100 study and, because the pre-specified level of statistical significance for the primary endpoint was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. The DSMB also reported that there were no safety concerns.

Although two pivotal clinical trials to demonstrate safety and effectiveness of Neutrolin are generally required by the FDA to secure marketing approval in the U.S., based on the recently completed and unblinded topline results of the LOCK-IT-100 study, we have begun discussions with the FDA on the appropriate next steps to support regulatory approval for Neutrolin. We agreed to provide the FDA an analysis of the full data set including secondary endpoints from the LOCK-IT-100 study to facilitate FDA’s consideration of our request to file the New Drug Application (“NDA”) for Neutrolin on the basis of the LOCK-IT-100 study results. These data became available following the locking and unblinding of the study data in late January 2019. The statistical analyses are ongoing.

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

In addition to Neutrolin, we are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma. We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation.  Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels. We will seek to establish development/commercial partnerships as these programs advance.

The FDA regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510(k) approval process could be based. As a result, we will be required to submit a premarket approval application, or PMA, for marketing authorization for any medical device indications that we may pursue. In the event that an NDA for Neutrolin is approved by the FDA, the regulatory pathway for these medical device product candidates may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

In August 2017, we secured a research grant from the National Institutes of Health, or NIH to expand our antimicrobial hydrogel medical device program.  In addition to our ongoing development of taurolidine-incorporated hydrogels to reduce infections in common burns, this funding will finance the development of an advanced hydrogel formulation that is designed to reduce the risk of potentially life-threatening infection and promote healing of more severe burn injuries, for which there is significant need.

On March 26, 2019, we effected a 1-for-5 reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, by combining, reclassifying and changing each authorized and outstanding five shares of “old” common stock into one share of “new” common stock. No fractional shares were issued, and, in lieu thereof, where applicable, one whole share was issued. To reflect the reverse stock split, reclassification, combination and change, proportional adjustments were also made to the number of shares of our common stock issuable upon conversion of outstanding preferred shares, and the convertible note payable, warrants and options and other equity awards. The reverse stock split did not affect the par value per share of our common stock (which remains at $0.001 per share) or the total number of shares of common stock that are authorized to be issued pursuant to our Amended and Restated Certificate of Incorporation, as amended, which remains at 160 million shares. All issued and outstanding share and per share amounts are included in the accompanying condensed consolidated financial statements and in this report have been adjusted to reflect this reverse stock split, reclassification, combination and change for all periods presented.

In April 2019, we received approximately $5.1 million from the sale of a portion of our unused net operating losses (“NOL”). The NOL was sold through the State of New Jersey’s Economic Development Authority (“NJEDA”) Technology Business Tax Certificate Transfer program, which allowed us to sell approximately $5.4 million of our total $6.1 million in available NOL tax benefits to two unrelated, profitable New Jersey corporations.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we continue the close out our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with catheters, possibly plan a second Phase 3 clinical trial for Neutrolin, if required by the FDA, prepare and submit a NDA for Neutrolin to the FDA, commence pre-launch commercial activities for Neutrolin for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of March 31, 2019, we had an accumulated deficit of approximately $184.2 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We expect to incur significant R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., including the completion of our LOCK-IT-100 clinical trial, a possible second Phase 3 trial if required by the FDA, and the planned filing of an NDA for Neutrolin.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, clinical trial enrollment, duration, conduct and results, investment in the program, competition, manufacturing capabilities and commercial viability of the product candidate. As a result of the uncertainties associated with clinical trials in specific, and the risks inherent in the development process in general, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates that may be approved.

Development timelines, probability of success and development costs vary widely. We are currently focused on completing the clinical development of Neutrolin and seeking marketing approval in the U.S. as well as the optimization of sales in foreign markets where Neutrolin is approved. In December 2015, we contracted with our contract research organization, or CRO, to help us conduct our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. During 2018, we contested a substantial amount of the unpaid clinical trial expense due to the unexpected delay and additional costs we incurred in preparing for the interim analysis of the LOCK-IT-100 study. In November 2018, we signed a confidential settlement agreement with the CRO. In parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to us related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million.

We are pursuing additional opportunities to generate value from taurolidine, an active component of Neutrolin. Based on initial feasibility work, we have completed an initial round of pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels, which will require a PMA regulatory pathway for approval. We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended March 31,
	2019	2018	% of Change Increase (Decrease)
Revenue	$164	$23	605%
Cost of sales	(227)	(29)	694%
Gross profit (loss)	(63)	(6)	1079%
Operating Expenses:
Research and development	(2,875)	(8,280)	(65)%
Selling, general and administrative	(1,985)	(1,903)	4%
Total operating expenses	(4,860)	(10,183)	(52)%
Loss from operations	(4,923)	(10,189)	(52)%
Interest income	59	15	298%
Foreign exchange transaction loss	(1)	(9)	(84)%
Interest expense	(302)	(2)	16026%
Net loss	(5,168)	(10,185)	(49)%
Other comprehensive income	(1)	(1)	19%
Comprehensive loss	$(5,169)	$(10,186)	(49)%

Revenue. Revenue for the three months ended March 31, 2019 was $164,000 as compared to $23,000 in the same period last year, an increase of $141,000. The increase was attributable to higher sales in the Middle East.

Cost of Sales. Cost of sales was approximately $227,000 for the three months ended March 31, 2019 compared to $29,000 in the same period last year, an increase of $198,000. The increase was primarily attributable to the write-off of expired raw material of $40,000, the cost of replacement of expired product of $24,000 and costs associated with the resale of product to a new distributor in the Middle East.

Research and Development Expense. R&D expense was approximately $2,875,000 for the three months ended March 31, 2019, a decrease of $5,405,000, from $8,280,000 for the three months ended March 31, 2018. The decrease was primarily attributable to the winding down of our LOCK-IT-100 clinical trial, which began in the fourth quarter of 2018.

Selling, General and Administrative Expense. SG&A expense was $1,985,000 for the three months ended March 31, 2019, an increase of $82,000 from $1,903,000 for the three months ended March 31, 2018. The increase was primarily attributable to an increase in non-cash charge for stock-based compensation of $229,000, partially offset, among others of lesser significance, by a reduction in selling and distribution expenses in the EU of $148,000.

Interest Income. Interest income was $59,000 for the three months ended March 31, 2019 compared to $15,000 for the same period last year, an increase of $44,000. The increase was attributable to higher average interest-bearing cash balances and short-term investments during the first quarter of 2019 as compared to the same period in 2018.

Interest Expense. Interest expense was $302,000 for the three months ended March 31, 2019 compared to $2,000 for the same period last year. The increase is due to the amortization of debt discount and noncash interest expense recognized in connection with the senior secured convertible note issued in December 2018.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income (loss) totaling a $1,000 loss for each of the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our incorporation. During the three months ended March 31, 2019, we received net proceeds of $15,235,000 from the issuance 1,768,012 shares of common stock under our at-the-market-issuance sales agreement, and $620,000 and $113,000 from the exercise of warrants and stock options, respectively.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $7,367,000 as compared to $7,054,000 for the same period in 2018, an increase in net cash use of $313,000. The net loss of $5,168,000 for the quarter ended March 31, 2019 was lower than cash used in operating activities by $2,199,000. The difference is primarily attributable to decreases in accrued expenses and accounts payable of $2,302,000 and $1,127,000, respectively, partially offset by the non-cash stock-based compensation of $809,000, non-cash interest expense and amortization of debt discount of $187,000 and $115,000, respectively, and a decrease in prepaid expenses of $115,000. The decrease in net loss of $5,017,000 was driven by decreased research and development expenses due to the winding down of our LOCK-IT-100 clinical trial, which began in the fourth quarter of 2018.

Net Cash Provided by Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was $7,965,000 as compared to $1,566,000 cash provided by investing activities for the same period in 2018. Cash used during the quarter ended March 31, 2019 was primarily due to the purchase of short-term investments as compared to the sale of short-term investments for the same period last year.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $15,968,000 as compared to $3,269,000 for the same period in 2018. During the quarter ended March 31, 2019, we generated net proceeds of $15,235,000 from the sale of our common stock in our at-the-market program, $620,000 from the exercise of warrants and $113,000 from the exercise of stock options. In comparison to the same period in 2018, we generated net proceeds of $3,269,000 from the sale of our common stock in our at-the-market program.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of March 31, 2019 was $26.2 million, excluding restricted cash of $0.2 million, compared with $17.6 million at December 31, 2018. As of the date of this report, we have approximately $4.6 million available under our current at-the-market program and approximately $30.3 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. We may utilize our ATM program, if conditions allow, to support our ongoing development of Neutrolin in hemodialysis catheters in the U.S. as well as general corporate expenses.

Because our business has not generated positive operating cash flow, we will need to raise additional capital in order to fund pre-commercial activities for Neutrolin and the costs of a second Phase 3 clinical trial, if required by the FDA, as well as other taurolidine-based research and development activities and our operations generally. Our continued operations will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. We may continue to utilize our ATM program, if conditions allow, to support our ongoing funding requirements. Additionally, we may seek to sell additional equity or debt securities in one or more transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including the potential necessity to fund an additional Phase 3 clinical trial, if required by the FDA, any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

On March 26, 2019, we effected a 1-for-5 reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, by combining, reclassifying and changing each authorized and outstanding five shares of "old" common stock into one share of "new" common stock. No fractional shares were issued, and, in lieu thereof, where applicable, one whole share was issued. To reflect the reverse stock split, reclassification, combination and change, proportional adjustments were also made to the number of shares of our common stock issuable upon conversion of outstanding preferred shares and the convertible note payable, warrants and options and other equity awards. The reverse stock split did not affect the par value per share of our common stock (which remains at $0.001 per share) or the total number of shares of common stock that are authorized to be issued pursuant to our Amended and Restated Certificate of Incorporation, as amended, which remains at 160 million shares.

While we expect to grow product sales for Neutrolin where it currently is approved for sale as well as if it should receive FDA approval, we do not anticipate that we will generate significant product revenues in the foreseeable future. In the absence of such revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we close out our Phase 3 clinical trial, and increase other activities leading to the preparation and submission of an NDA to seek marketing approval of Neutrolin in the U.S., and, if required, fund an additional Phase 3 clinical trial for Neutrolin, pursue business development activities, and incur additional legal costs to defend our intellectual property.

Based on the current development plans for Neutrolin and our other operating requirements, we believe that the existing cash and cash equivalents at March 31, 2019, plus the net proceeds received from the sale of our unused net operating losses in April 2019, will be adequate to fund our operations into the third quarter of 2020. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of Neutrolin, or if required by the FDA, to undertake a second Phase 3 study prior to filing an NDA. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” ASC 606 prescribes a five-step model for recognizing revenue which includes (i) identifying the contract; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

Our product Neutrolin received its CE Mark in Europe in July 2013 and shipment of product to the dialysis centers began in December 2013. In accordance with ASC 606, we recognize revenue from product sales based on the five-step model prescribed by ASC 606 as outlined above.

Deferred Revenue

In August 2014, we entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid to us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Wonik Agreement. We recognized $2,200 revenue related to the Wonik Agreement for each of the three months ended March 31, 2019 and 2018.

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

Fair Value Measurements

We categorize our financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on our condensed consolidated balance sheets are categorized as follows:

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

Recent Authoritative Pronouncements

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and provides that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

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

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2019.  Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested us to further specify our requests and to further substantiate in even more detail which know know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe firmly that our claims are well-founded. We have therefore appealed in January 2019 and filed our grounds of appeal in March 2019. An oral hearing has been scheduled for September 6, 2019.

Item 6.
Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.1	Employment Agreement, dated March 19, 2019, between CorMedix Inc. and Phoebe Mounts.* +
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

+
Portions of this exhibit marked [***] have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly available.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

May 13, 2019	By:	/s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, dated March 19, 2019, between CorMedix Inc. and Phoebe Mounts.* +
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

+
Portions of this exhibit marked [***] have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly available.