Form 10-K/A
period 2018-12-31
CorMedix Inc.
filed 2019-05-29
CIK 1410098

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

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–K/A to CorMedix Inc.’s annual report of Form 10–K for the period ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

  PART IV

Item 15.
Exhibits, Financial Statement Schedules

1.
Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc..	S-3	3/09/2018	1.1
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010.	S-1/A	3/19/2010	3.5
3.3	Form of Amended and Restated Bylaws as amended April 19, 2016.	10-Q	5/10/2016	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017.	8-K	8/10/2017	3.1
3.6	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on February 18, 2013, as corrected on February 19, 2013.	8-K	2/19/2013	3.3
3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on July 26, 2013.	8-K	7/26/2013	3.4
3.8	Certificate of Designation of Series C-1 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on October 21, 2013.	8-K	10/23/2013	3.5
3.9	Amended and Restated Certificate of Designation of Series C-2 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.15
3.10	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.16
3.11	Amended and Restated Certificate of Designation of Series D Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.17

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.12	Amended and Restated Certificate of Designation of Series E Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.18
3.13	Amended and Restated Certificate of Designation of Series F Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on December 11, 2017.	8-K	12/11/2017	3.1
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on February 19, 2013.	8-K	2/19/2013	4.13
4.3	Form of Second Amended Restated Warrant originally issued on October 22, 2013.	8-K	1/3/2019	4.2
4.4	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.5	Form of Warrant issued on March 10, 2014.	8-K	03/05/2014	4.24
4.6	Warrant issued March 3, 2015.	8-K	03/04/2015	4.1
4.7	Amended and Restated Warrant originally issued March 24, 2010.	8-K	03/04/2015	4.3
4.8	Third Amended and Restated Warrant originally issued May 30, 2013.	8-K	01/03/2019	4.3
4.9	Registration Rights Agreement, dated March 3, 2015, by and between CorMedix Inc. and Manchester Securities Corp.	8-K	03/04/2015	4.5
4.10	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	05/03/2017	4.2
4.11	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017.	8-K	05/03/2017	4.3
4.12	Form of Warrant issued on November 16, 2017.	8-K	11/13/2017	4.15
4.13	Form of Warrant issued on December 31, 2018	8-K	1/03/2019	4.1
4.14	Senior Secured Convertible Note issued December 31, 2018.	8-K	1/03/2019	4.4
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/31/2009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.6	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.7	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.8	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.	10-K	3/15/2016	10.16
10.9*	Employment Agreement, dated as of September 27, 2016 and effective as of October 3, 2016, between CorMedix, Inc. and Khoso Baluch	8-K	10/03/2016	10.1
10.10*	Employment Agreement, effective February 1, 2017, between CorMedix Inc. and Robert Cook.	10-K	3/16/2017	10.12
10.11	Employment Agreement, effective March 1, 2017, between CorMedix Inc. and John Armstrong.	10-K	3/16/2017	10.14
10.12	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto.	8-K	11/13/2017	10.1
10.13	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.2
10.14	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.3
10.15	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	12/11/2017	10.1
10.16*	Employment Agreement, effective March 19, 2018, between CorMedix Inc. and Elizabeth Masson	10-Q	5/15/2018	10.1
10.17	Securities Purchase Agreement, dated December 31, 2018, between CorMedix Inc. and the investor named therein.	8-K	1/03/2019	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/14/2019	23.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
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

CORMEDIX INC.

May 29, 2019	By: /s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)
May 29, 2019	By: /s/ Robert Cook
Robert Cook
Chief Financial Officer (Principal Financial and Accounting Officer)