Form 10-Q
period 2019-06-30
CorMedix Inc.
filed 2019-08-14
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the issuer’s common stock, as of August 12, 2019 was 23,824,508.

CORMEDIX INC. AND SUBSIDIARY

PART I
FINANCIAL INFORMATION

Item 1.
Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$14,561,830	$17,623,770
Restricted cash	171,553	171,553
Short-term investments	11,824,642	-
Trade receivables	-	10,904
Inventories, net	402,714	428,515
Prepaid research and development expenses	248,711	8,113
Other prepaid expenses and current assets	203,155	422,199
Total current assets	27,412,605	18,665,054
Property and equipment, net	146,601	160,860
TOTAL ASSETS	$27,559,206	$18,825,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$906,084	$2,588,977
Accrued expenses	3,433,754	5,166,224
Deferred revenue	6,618	11,029
Total current liabilities	4,346,456	7,766,230
Operating lease liabilities, net of current portion	3,487	-
Convertible note, related party, net	6,734,212	6,125,428
TOTAL LIABILITIES	11,084,155	13,891,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 369,585 and 419,585 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	370	420
Common stock - $0.001 par value: 160,000,000 shares authorized; 23,820,334 and 21,775,173 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	23,821	21,775
Accumulated other comprehensive income	104,340	96,522
Additional paid-in capital	201,198,660	183,803,637
Accumulated deficit	(184,852,140)	(178,988,098)
TOTAL STOCKHOLDERS’ EQUITY	16,475,051	4,934,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,559,206	$18,825,914

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Net sales	$35,266	$7,551	$198,958	$30,760
Cost of sales	(21,128)	(33,663)	(248,083)	(62,238)
Gross profit (loss)	14,138	(26,112)	(49,125)	(31,478)
Operating Expenses:
Research and development	(2,979,907)	(6,600,213)	(5,854,903)	(14,880,657)
Selling, general and administrative	(2,571,587)	(1,945,825)	(4,556,509)	(3,848,838)
Total Operating Expenses	(5,551,494)	(8,546,038)	(10,411,412)	(18,729,495)
Loss From Operations	(5,537,356)	(8,572,150)	(10,460,537)	(18,760,973)
Other Income (Expense):
Interest income	95,964	10,196	154,785	24,971
Foreign exchange transaction gain (loss)	(8,808)	5,043	(10,285)	(4,154)
Interest expense, including amortization of debt discount	(306,736)	-	(608,783)	(1,873)
Total Other Income (Expense)	(219,580)	15,239	(464,283)	18,944
Loss before income taxes	(5,756,936)	(8,556,911)	(10,924,820)	(18,742,029)
Tax benefit	5,060,778	-	5,060,778	-
Net Loss	(696,158)	(8,556,911)	(5,864,042)	(18,742,029)
Other Comprehensive Income (Loss):
Unrealized gain from investments	8,846	-	7,839	-
Foreign currency translation gain (loss)	285	395	(21)	(1,030)
Total Other Comprehensive Income (Loss)	9,131	395	7,818	(1,030)
Comprehensive Loss	$(687,027)	$(8,556,516)	$(5,856,224)	$(18,743,059)
Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.52)	$(0.25)	$(1.19)
Weighted Average Common Shares Outstanding – Basic and Diluted	23,825,773	16,470,865	23,451,988	15,738,605

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the six months ended June 30, 2019:
	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at January 1, 2019	21,775,173	$21,775	419,585	$420	$96,522	$183,803,637	$(178,988,098)	$4,934,256
Stock issued in connection with ATM sale of common stock, net	1,768,012	1,768				15,232,761		15,234,529
Stock issued in connection with warrants exercised	119,220	119				620,161		620,280
Stock issued in connection with stock options exercised	35,840	36				112,730		112,766
Conversion of Series C-3 non-voting preferred stock to common stock	100,000	100	(50,000)	(50)		(50)		-
Issuance of vested restricted stock	6,667	7				(7)		-
Issuance of common stock as a result of reverse stock split rounding	6,722	7				(7)		-
Stock-based compensation						809,331		809,331
Other comprehensive loss					(1,313)			(1,313)
Net loss							(5,167,884)	(5,167,884)
Balance at March 31, 2019	23,811,634	$23,812	369,585	$370	$95,209	$200,578,556	$(184,155,982)	$16,541,965
Stock issued in connection with warrants exercised	2,625	3				13,779		13,782
Issuance of vested restricted stock	6,275	6				(6)		-
Reversal of common stock issued as a result of reverse stock split rounding	(200)	-				-		-
Stock-based compensation						606,331		606,331
Other comprehensive income					9,131			9,131
Net loss							(696,158)	(696,158)
Balance at June 30, 2019	23,820,334	$23,821	369,585	$370	$104,340	$201,198,660	$(184,852,140)	$16,475,051

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the six months ended June 30, 2018:
	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at January 1, 2018	14,282,758	$14,283	419,585	$420	$98,433	$159,255,081	$(152,174,866)	$7,193,351
Stock issued in connection with ATM sale of common stock, net	2,040,420	2,040				3,267,123		3,269,163
Issuance of vested restricted stock	8,677	9				(9)		-
Stock issued for payment of deferred fees	25,526	25				173,748		173,773
Stock-based compensation						373,293		373,293
Cumulative effect of adoption of ASC 606							17,655	17,655
Other comprehensive loss					(1,425)			(1,425)
Net loss							(10,185,118)	(10,185,118)
Balance at March 31, 2018	16,357,381	$16,357	419,585	$420	$97,008	$163,069,236	$(162,342,329)	$840,692
Stock issued in connection with ATM sale of common stock, net	646,467	647				879,903		880,550
Stock-based compensation						358,175		358,175
Cumulative effect of adoption of ASC 606							(918)	(918)
Other comprehensive income					395			395
Net loss							(8,556,911)	(8,556,911)
Balance at June 30, 2018	17,003,848	$17,004	419,585	$420	$97,403	$164,307,314	$(170,900,158)	$(6,478,017)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,864,042)	$(18,742,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,415,662	731,468
Amortization of debt discount	229,095	-
Non-cash interest expense	379,688	-
Depreciation	40,470	38,734
Changes in operating assets and liabilities:
Decrease in trade receivables	10,728	61,220
Decrease (increase) in inventory	25,801	(78,743)
Decrease (increase) in prepaid expenses and other current assets	(21,523)	263,151
(Decrease) increase in accounts payable	(1,682,752)	5,498,465
(Decrease) increase in accrued expenses	(1,731,730)	911,636
Decrease in deferred revenue	(4,412)	(73,686)
Net cash (used in) operating activities	(7,203,015)	(11,389,784)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(13,246,855)	-
Maturity of short-term investments	1,430,052	1,604,198
Purchase of equipment	(22,725)	(38,225)
Net cash (used in) provided by investing activities	(11,839,528)	1,565,973
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program	15,234,529	4,149,713
Proceeds from exercise of warrants	634,062	-
Proceeds from exercise of stock options	112,766	-
Net cash provided by financing activities	15,981,357	4,149,713
Foreign exchange effect on cash	(754)	(3,653)
NET DECREASE IN CASH	(3,061,940)	(5,677,751)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	17,795,323	10,551,282
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$14,733,383	$4,873,531
Cash paid for interest	$-	$1,873
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$50	$-
Issuance of common stock for payment of deferred fees	$-	$173,773
Right-of-use assets obtained in exchange for lease liability	$6,000	$-
Issuance of common stock for vested restricted stock units	$13	$43

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”), a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases, was incorporated in the State of Delaware on July 28, 2006. The Company’s primary focus is to develop its lead product candidate, Neutrolin®, for potential commercialization in the United States, or U.S., and other key markets. Neutrolin is a novel anti-infective solution (a formulation of taurolidine 1.35%, citrate 3.5%, and heparin 1000 u/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters (“CVCs”) in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among dialysis, critical care/intensive care and cancer patients with CVCs that can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intra-venous (“IV”) antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. The Company believes Neutrolin addresses a significant unmet medical need and represents a potential large market opportunity.

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. The Company formed a wholly-owned subsidiary, CorMedix Europe GmbH, to direct the Company’s commercial activities in certain European Union (“EU”) and Middle Eastern countries in which Neutrolin is registered for sale.

In December 2015, CorMedix launched its first Phase 3 clinical trial in hemodialysis patients with CVCs in the U.S. The clinical trial, named Catheter Lock Solution Investigational Trial (“LOCK-IT-100”), was a prospective, multicenter, randomized, double-blind, active control trial which aimed to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections (“CRBSI”), in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial was time to CRBSI. The trial evaluated whether Neutrolin was superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI. Secondary endpoints were catheter patency, which is defined as required use of tissue plasminogen activating factor, or removal of the catheter for any reason. In July 2018, the Company announced that the independent Data Safety Monitoring Board (“DSMB”) had completed its review of the interim analysis of the data from LOCK-IT-100 and, because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. No safety concerns were reported by the DSMB.

The Company has been in discussions with the U.S. Food and Drug Administration (“FDA”) on the appropriate next steps to support regulatory approval for Neutrolin. Based on written feedback provided by the FDA, the Company announced in July 2019 that it believes LOCK-IT-100 is sufficient to support a planned New Drug Application (“NDA”) for Neutrolin and that the Company does not need to conduct a second clinical trial prior to filing of the NDA. The Company is continuing its discussions with the FDA concerning other requirements for filing the NDA.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2019, the Company announced that the FDA had agreed that CorMedix could request consideration of Neutrolin for approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development of drug products, which allows for the FDA’s determination of safety and effectiveness to reflect the risk-benefit profile of the drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection and the availability of alternative treatments in the limited population.

CorMedix is evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in wound closure, surgical meshes, wound management, and osteoarthritis, including visco-supplementation. The Company is also involved in a pre-clinical research collaboration for the use of taurolidine in combination with certain anti-cancer drugs as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2019 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019. The accompanying condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements included in such Form 10-K.

On March 26, 2019, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock, par value $0.001 per share, by combining, reclassifying and changing each authorized and outstanding five shares of “old” common stock into one share of “new” common stock. No fractional shares were issued, and, in lieu thereof, where applicable, one whole share was issued. To reflect the reverse stock split, reclassification, combination and change, proportional adjustments were also made to the number of shares of the Company’s common stock issuable upon conversion of outstanding preferred shares and the convertible note payable, warrants and options and other equity awards. The reverse stock split did not affect the par value per share of the Company’s common stock (which remains at $0.001 per share) or the total number of shares of common stock that are authorized to be issued pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended, which remains at 160 million shares. All issued and outstanding share and per share amounts included in the accompanying condensed consolidated financial statements and in this report have been adjusted to reflect the reverse stock split, reclassification, combination and change for all periods presented.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance which expands the scope of the FASB’s Accounting Standards Codification (“ASC”) 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Early adoption is permitted and the Company elected to adopt the guidance effective in the first quarter of fiscal year 2019. This adoption on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued new guidance related to how an entity should lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The Company adopted the standard on January 1, 2019 using the transition method provided by the FASB. Under this transition method, the Company applied the new requirements to only those leases that exist as of January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods will be presented under existing lease guidance. Upon transition, the Company applied the package of practical expedients permitted under ASC 842 transition guidance. As a result, the Company did not reassess (1) whether expired or existing contracts contain leases under the new definition of a lease, including whether an existing or expired contract contains an embedded lease, (2) lease classification for expired or existing leases and (3) any initial direct costs of existing leases. As a result of the adoption, the Company recorded right-of-use assets and lease liabilities of approximately $6,000 each. Adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss) or cash from or used in operating, investing or financing activities on its consolidated statements of cash flows.

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2019, the Company had an accumulated deficit of $184.9 million, and incurred losses from operations of $0.7 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively, and $5.9 million and $18.7 million for the six months ended June 30, 2019 and 2018, respectively. The Company currently estimates that as of June 30, 2019 it has sufficient cash on hand to fund operations into the third quarter of 2020, including the submission of the NDA for Neutrolin and initial preparations for commercial launch. The Company currently anticipates that FDA marketing approval for Neutrolin could be received in the second half of 2020.

In April 2019, the Company received approximately $5.1 million, net of expenses, from the sale of a portion of its unused New Jersey net operating losses (“NOL”). The NOL was sold through the State of New Jersey’s Economic Development Authority (“NJEDA”) Technology Business Tax Certificate Transfer program, which allowed the Company to sell approximately $5.4 million of its total $6.1 million in available NOL tax benefits.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, to commercially launch Neutrolin upon NDA approval, and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. At the financial reporting date, the Company has approximately $4.6 million available under its current ATM program and $30.3 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at June 30, 2019 or December 31, 2018.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of June 30, 2019 and December 31, 2018, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2019 and December 31, 2018:
June 30, 2019:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds and Cash Equivalents	$3,480,030	$(236)	$-	$3,479,794
U.S. Government Agency Securities	2,834,818	-	2,085	2,836,903
Corporate Securities	7,593,871	(367)	5,050	7,598,554
Commercial Paper	1,387,879	-	1,306	1,389,185
Subtotal	11,816,568	(367)	8,441	11,824,642
Total June 30, 2019	$15,296,598	$(603)	$8,441	$15,304,436
December 31, 2018:
Money Market Funds included in Cash Equivalents	$1,179,673	$-	$-	$1,179,673
Total December 31, 2018	$1,179,673	$-	$-	$1,179,673

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

June 30, 2019:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$3,479,794	$2,083,007	$1,396,787	$-
U.S. Government Agency Securities	2,836,903	2,836,903	-	-
Corporate Securities	7,598,554	-	7,598,554	-
Commercial Paper	1,389,185	-	1,389,185	-
Subtotal	11,824,642	2,836,903	8,987,739	$-
Total June 30, 2019	$15,304,436	$4,919,910	$10,384,526	$-
December 31, 2018:
Money Market Funds	$1,179,673	$1,179,673	$-	$-
Total December 31, 2018	$1,179,673	$1,179,673	$-	$-

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

Restricted Cash

As of June 30, 2019 and December 31, 2018, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 6). The Company was required by the District Court Mannheim to provide a security deposit of approximately $132,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The Company furthermore had to provide a deposit in the amount of $40,000 in connection with the unfair competition proceedings in Cologne.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$6,893	$71,275
Work in process	86,437	86,957
Finished goods	412,384	373,283
Inventory reserve	(103,000)	(103,000)
Total	$402,714	$428,515

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

The Company has elected, as an accounting policy, not to apply the recognition requirements in ASC 842 to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term.

The Company has also elected, as a practical expedient, by underlying class of asset, not to separate lease components from non-lease components and, instead, account for them as a single component.

Accrued Expenses

Accrued expenses consist of the following:
	June 30, 2019	December 31, 2018
Professional and consulting fees	$273,637	$258,352
Accrued payroll and payroll taxes	765,941	1,102,143
Clinical trial related	1,749,437	3,408,032
Manufacturing development related	424,427	210,577
Product development	49,200	49,200
Other	171,112	137,920
Total	$3,433,754	$5,166,224

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. ASC 606 prescribes a five-step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

The Company recognizes net sales upon shipment of product and upon meeting the five-step model prescribed by ASC 606 outlined above.

Deferred Revenue

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment is being recognized as revenue on a straight-line basis over the contractual term of the Agreement. The Company recognized $2,200 of revenue related to the Wonik Agreement for each of the three months ended June 30, 2019 and 2018 and $4,400 for the six months ended June 30, 2019 and 2018, respectively.

Deferred revenue related to the Wonik Agreement at June 30, 2019 and December 31, 2018 amounted to approximately $6,600 and $11,000, respectively.

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

	Six Months Ended June 30,
	2019	2018
Series C non-voting preferred stock	408,000	508,000
Series D non-voting preferred stock	295,848	295,848
Series E non-voting preferred stock	391,953	391,953
Series F non-voting preferred stock	2,469,137	2,469,137
Shares issuable upon conversion of convertible debt	1,000,000	-
Restricted stock units	13,642	19,506
Shares issuable for payment of deferred board compensation	30,553	24,528
Shares underlying outstanding warrants	3,197,163	4,578,579
Shares underlying outstanding stock options	1,297,793	1,101,159
Total potentially dilutive shares	9,104,089	9,388,710

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

Note 3 — Stockholders’ Equity:

Common Stock

On March 9, 2018, the Company entered into a new agreement (the “new ATM agreement”) with B. Riley for the sale of up to $14.7 million of the Company’s common stock under the Company’s ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70.0 million of the Company’s securities, which became effective on April 16, 2018. This new ATM agreement replaced a prior sales agreement with B. Riley that expired on April 16, 2018, under which the Company could issue and sell up to an aggregate of $60.0 million of shares of its common stock. The ATM program amount was increased by $25.0 million in November 2018. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program.

During the six months ended June 30, 2019, the Company sold 1,768,012 shares of common stock under the ATM program and realized net proceeds of approximately $15.2 million, respectively. There were no ATM sales during the three months ended June 30, 2019.

At June 30, 2019, the Company has approximately $4.6 million available under its current ATM program and $30.3 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2019, the Company issued an aggregate of 121,845 and 35,840 shares of its common stock upon exercise of warrants and stock options, respectively, resulting in net proceeds to the Company of $634,000 and $113,000, respectively.

During the six months ended June 30, 2019, the Company issued 100,000 shares of its common stock upon conversion of 50,000 shares of Series C-3 non-voting preferred stock.

During the six months ended June 30, 2019, the Company issued an aggregate of 12,942 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors.

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

	As of June 30, 2019			As of December 31, 2018
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-2	150,000	$10.00	$1,500,000	150,000	$10.00	$1,500,000
Series C-3	54,000	$10.00	$540,000	104,000	$10.00	$1,040,000
Series D	73,962	$21.00	$1,553,202	73,962	$21.00	$1,553,202
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series F	2,000	$1,000.00	$2,000,000	2,000	$1,000.00	$2,000,000
Total	369,585		$10,002,654	419,585		$10,502,654

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

During the six months ended June 30, 2019, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 344,300 shares of the Company’s common stock under the 2013 Stock Incentive Plan. The weighted average exercise price of these options is $7.88 per share.

During the three and six months ended June 30, 2019, total compensation expense for stock options issued to employees, directors, officers and consultants was $557,000 and $1,317,000, respectively, and $337,000 and $687,000 for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, there was $2,520,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.34 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model with the following assumptions, for the six months ended June 30, 2019:

Expected term	4.17 - 10 years
Volatility	102.80% - 162.98%
Dividend yield	0.0%
Risk-free interest rate	2.31% - 2.74%
Weighted average grant date fair value of options granted during the period	$6.74

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

The following table summarizes the Company’s stock options activity and related information for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,011,267	$9.32	6.5	$1,897,363
Granted	344,300	$7.88		$374,061
Forfeited	(21,757)	$6.45		$54,910
Expired	(177)	$3.66		$935
Exercised	(35,840)	$3.15		$208,716
Outstanding at end of period	1,297,793	$9.16	7.1	$2,006,863
Exercisable at end of period	767,241	$9.18	6.0	$1,449,328

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price. There were no stock options exercised during the six months ended June 30, 2018.

Restricted Stock Units

During the six months ended June 30, 2019, the Company granted an aggregate of 23,600 restricted stock units (“RSUs”) to its directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $8.30 per share. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on each date of grant. These RSUs vest monthly over one year after grant date, subject to continued service on the board through the vesting date.

During the three and six months ended June 30, 2019, compensation expense recorded for the RSUs was $49,000 and $99,000, respectively, and $21,000 and $44,000 for the three and six months ended June 30, 2018, respectively. Unrecognized compensation expense for these RSUs amounted to $98,000. The expected weighted average period for the expense to be recognized is 0.30 years.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of June 30, 2019, there were 3,197,163 outstanding warrants with a weighted average exercise price of $5.50 per share and a weighted average remaining contractual life of 2.6 years.

During the quarter ended June 30, 2019, the expiration date of the warrant to purchase up to 100,000 shares of the Company’s common stock was extended from May 30, 2019 to July 1, 2019, then subsequently extended to August 13, 2019. The warrant has an exercise price of $0.005. The incremental value of the warrant extended is immaterial. See Note 4 below.

Note 4 — Related Party:

In May 2013, the Company issued a warrant to purchase up to 100,000 shares of the Company’s common stock to Manchester Securities Corp. (“Manchester”), a wholly owned subsidiary of Elliott Associates, L.P. (together with Manchester, “Elliott”). The warrant had an expiration date of May 30, 2019. In May 2019, to allow the Company and Elliott time to discuss and possibly conclude a potential restructuring of the Company’s capital structure, the Company extended the expiration date of the warrant to July 1, 2019, which was subsequently extended to August 16, 2019. The warrant has an exercise price of $0.005.

Note 5 — Senior Secured Convertible Note, Related Party:

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On the same date, and in connection with the sale of the note and warrant, the Company amended and restated the following warrants held by Elliott and its affiliates to reduce the exercise price of each warrant to $0.005 per share: warrants issued in May 2013 to purchase up to an aggregate of 100,000 shares of the Company’s common stock with a pre-amendment exercise price of $3.25 per share and an expiration date of May 30, 2019, which was subsequently extended to August 13, 2019 (the “May 30, 2019 Warrants”), see Note 4; and warrants issued in October 2013 to purchase up to an aggregate of 150,000 shares of our common stock with a pre-amendment exercise price of $4.50 per share and an expiration date of October 22, 2019 (the “October 22, 2019 Warrants”).

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

The debt discount is being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the agreement. For the three and six months ended June 30, 2019, approximately $114,000 and $229,000 was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated statement of operations and comprehensive income (loss). For the three and six months ended June 30, 2019, approximately $192,000 and $380,000 of interest expense has been accrued, respectively.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company used a hybrid valuation model to determine the fair value of the senior secured convertible note.  The hybrid model incorporated both a present value analysis and the use of the Black Scholes option pricing model to reflect the senior secured convertible note’s conversion feature.  The Black-Scholes option pricing model was also used to determine the fair value of the warrants in order to allocate the gross proceeds based on relative fair values (see Note 1).  ASC 820, “Fair Value Measurements,” states that the reporting entity should use the valuation technique(s) appropriate for the measurement, considering the availability of data with which to develop inputs that represent the assumptions that market participants would use when pricing the asset or liability.  Market participants price options based on expected volatility, not historical volatility.  In estimating the expected volatility of the Company’s common stock, the Company followed the guidance of ASC 820 and considered a number of factors - including the implied volatility of put and call options on the Company’s common stock that are traded over the counter.

Note 6 — Commitments and Contingencies:

Contingency Matters

On September 9, 2014, the Company filed in the District Court of Mannheim, Germany, a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of the Company’s European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the “EPO”) on January 8, 2014 (the “Prosl European Patent”).  The Prosl European Patent covers the formulation of taurolidine and citrate with low dose heparin in a catheter lock solution for maintaining patency and preventing infection in hemodialysis catheters. In this action, the Company claims that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent.  The Company believes that its patent is sound, and is seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step.  The Company cannot predict what other defenses the Defendants may raise, or the ultimate outcome of either of these related matters.

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration by the EPO of the validity and possible infringement of the Prosl European Patent. The Company filed an appeal against the ruling on September 7, 2016. An oral hearing has been scheduled for September 17, 2019.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team has prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of the Company's allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested the Company to further specify its requests and to further substantiate in even more detail which know-how was provided by Biolink to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, the Company intends to continue to pursue this matter, and still believes firmly that its claims are well-founded. The Company therefore appealed in January 2019 and filed its grounds of appeal in March 2019. An oral hearing has been scheduled for September 6, 2019.

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

Commitments

Clinical and Regulatory

In December 2015, the Company entered into a Master Service Agreement and Work Orders (the “Master Service Agreement”) with a clinical research organization (“CRO”) to help the Company conduct its LOCK-IT-100 Phase 3 multicenter, double-blind, randomized active control study to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease.

During 2018, the Company contested a substantial amount of the unpaid clinical trial expense accrued during 2018 due to the unexpected delay and additional costs the Company incurred in preparing for the interim analysis of the LOCK-IT-100 study. Negotiations with the CRO concluded in November 2018 with the signing of a confidential settlement agreement. In parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to the Company related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million, of which $1.3 million was incurred through June 30, 2019.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Through June 30, 2019, approximately $29.2 million of clinical trial expense has been recorded in connection with the Master Service Agreement and new work orders, of which approximately $27.3 million has been paid. During the three and six months ended June 30, 2019, the Company recognized $185,000 and $702,000, respectively, in research and development expense related to the Master Service Agreement and $3,242,000 and $9,040,000 during the three and six months ended June 30, 2018. At June 30, 2019, the Company had accrued $1,710,000 in accounts payable and accrued expenses related to the settlement agreement and the new work order.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of June 30, 2019 and 2018 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance of $2,500,000 for the quarters ended June 30, 2019 and 2018. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended June 30, 2019 and 2018.

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

Note 7 — Leases:

The Company entered into an operating lease for office space in Germany that began in July 2017. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease. The Company also has an operating lease for office equipment.

Prior to the adoption of ASC 842, operating lease expense of approximately $2,000 and $4,000 was recognized in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018.

Operating lease expense in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 was approximately $2,000 and $4,000, which includes costs associated with leases for which right of use (“ROU”) assets have been recognized as well as short-term leases.

At June 30, 2019, the Company has a total operating lease liability of $6,000. Approximately $2,000 and $4,000, respectively, are included in accrued expenses and operating lease liabilities, net of current portion on the condensed consolidated balance sheet. Operating ROU assets as of June 30, 2019 are $6,000 and are included in property and equipment, net on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2019, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $2,000 and $4,000, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were 2.5 years and 10.0%, respectively, as of June 30, 2019.

As of June 30, 2019, maturities of lease liabilities were as follows:

2019 (excluding the six months ended June 30, 2019)	$1,000
2020	2,000
2021	2,000
2022	1,000
Total future minimum lease payments	6,000
Less imputed interest	(2,000)
Total	$4,000

Note 8 — Concentrations:

At June 30, 2019 and December 31, 2018, no net accounts receivable was due from a customer that exceeded 10% of the Company's accounts receivable. During the three months ended June 30, 2019, the Company had revenue from one customer that exceeded 10% of the Company's accounts receivable of its totals sales of $35,000 (96%) and for the six months ended June 30, 2019, the Company had revenue from three customers that each exceeded 10% of its total sales of $199,000 (59%, 18% and 17%). During the three months and six months ended June 30, 2018, the Company had revenue from two customers that each exceeded 10% of its total sales (34% and 28%) and (36% and 14%), respectively.

Note 9 — Subsequent Event:

On August 14, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with certain holders of its outstanding equity securities who collectively beneficially own the largest portion of its common stock (the “Investors”) pursuant to which the Investors agreed to exchange all of their outstanding warrants, the 10% senior secured convertible note and shares of Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, and make a cash payment of $2.0 million, for 100,000 shares of Series G Convertible Preferred Stock, with an aggregate liquidation preference of $18,736,452, which will be convertible into an aggregate of 5,560,138 shares of the Company’s common stock at a conversion price of $3.37 per share. The Investors will retain the shares of the Company’s common stock and Series E Preferred Stock that they currently hold.  Other than with respect to conversion price and liquidation preference, the Series G Preferred Stock will have substantially the same terms as the Company’s outstanding Series E Preferred Stock, including the restrictive covenants contained therein as modified as set forth in the Exchange Agreement. However, the Investors will be prohibited from converting the Series G Preferred Stock into shares of the Company’s common stock to the extent that, as a result of such conversion, the Investors would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. The shares of Series G Preferred Stock will be entitled to vote on an as-converted basis with respect to the number of shares of common stock into which they are convertible, based upon an assumed conversion price, solely for the purpose of the voting rights, equal to the closing price of the Company’s common stock on August 14, 2019, and the Series E Preferred Stock will be modified to provide for similar rights to vote on an as-converted basis. The Company currently anticipates that closing of the issuance of the Series G Preferred Stock will take place on or prior to September 15, 2019, subject to the satisfaction of customary closing conditions.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 14, 2019.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. and Subsidiary (referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is to develop our lead product candidate, Neutrolin®, for potential commercialization in the United States (“U.S.”) and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development in the U.S. intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care/intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, the need for intra-venous antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin has the potential to address a significant unmet medical need and represents a significant market opportunity.

We received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union (“EU”) and Middle Eastern countries for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients.

In December 2015, we initiated a multicenter, double-blind, randomized, active control Phase 3 clinical trial in the U.S. which aimed to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections in hemodialysis patients with a central venous catheter (“LOCK-IT-100”). In 2017, our independent Data Safety Monitoring Board, or DSMB, unanimously concluded that it was safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized into the trial. In 2018, the DSMB completed its review of the interim analysis of the efficacy data from the LOCK-IT-100 study and, because the pre-specified level of statistical significance for the primary endpoint was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. There were no safety concerns reported by the DSMB.

We have been in discussions with the U.S. Food and Drug Administration (“FDA”) on the appropriate next steps to support regulatory approval for Neutrolin. Based on written feedback provided by the FDA, we announced in July 2019 that we believe that the LOCK-IT-100 study is sufficient to support the planned New Drug Application (“NDA”) for Neutrolin and does not need to conduct a second clinical trial prior to filing. We are continuing our discussions with the FDA concerning other requirements for filing the NDA.

In February 2019, we announced that the FDA had agreed that we could request consideration of Neutrolin for approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development of drug products, which allows for the FDA’s determination of safety and effectiveness to reflect the risk-benefit profile of the drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection and the availability of alternative treatments in the limited population.

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

In August 2017, we secured a research grant from the National Institutes of Health, or NIH, to expand our antimicrobial hydrogel medical device program.  In addition to our ongoing development of taurolidine-incorporated hydrogels to reduce infections in common burns, this funding will finance the development of an advanced hydrogel formulation that is designed to reduce the risk of potentially life-threatening infection and promote healing of more severe burn injuries, for which there is significant need.

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

In April 2019, we received approximately $5.1 million, net of expenses, from the sale of a portion of our unused net operating losses (“NOL”). The NOL was sold through the State of New Jersey’s Economic Development Authority (“NJEDA”) Technology Business Tax Certificate Transfer program, which allowed us to sell approximately $5.4 million of our total $6.1 million in available NOL tax benefits to two unrelated, profitable New Jersey corporations.

On August 14, 2019, the we entered into an exchange agreement (the “Exchange Agreement”) with certain holders of our outstanding equity securities who collectively beneficially own the largest portion of our common stock (the “Investors”) pursuant to which the Investors agreed to exchange all of their outstanding warrants, 10% Senior Convertible Notes and shares of Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, and make a cash payment of $2.0 million, for 100,000 shares of Series G Convertible Preferred Stock, with an aggregate liquidation preference of $18,736,452, which will be convertible into an aggregate of 5,560,138 shares of common stock at a conversion price of $3.37 per share.  The Investors will retain the shares of our common stock and Series E Preferred Stock that they currently hold.  Other than with respect to conversion price and liquidation preference, the Series G Preferred Stock will have substantially the same terms as our outstanding Series E Preferred Stock, including the restrictive covenants contained therein as modified as set forth in the Exchange Agreement. However, the Investors will be prohibited from converting the Series G Preferred Stock into shares of common stock to the extent that, as a result of such conversion, the Holders would own more than 4.99% of the total number of shares of common stock then issued and outstanding. The shares of Series G Preferred Stock will be entitled to vote on an as-converted basis with respect to the number of shares of common stock into which they are convertible, based upon an assumed conversion price, solely for the purpose of the voting rights, equal to the closing price of the common stock on August 14, 2019, and the Series E Preferred Stock will be modified to provide for similar rights to vote on as-converted basis. We currently anticipate that closing of the issuance of the Series G Preferred Stock will take place on or prior to September 15, 2019, subject to the satisfaction of customary closing conditions.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we continue the close out of our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with catheters, prepare and submit a NDA for Neutrolin to the FDA, commence pre-launch commercial activities for Neutrolin for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of June 30, 2019, we had an accumulated deficit of approximately $184.9 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We expect to incur significant R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., including the close out of our LOCK-IT-100 clinical trial and the planned filing of an NDA for Neutrolin.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on completing the necessary requirements for filing an NDA for Neutrolin in the U.S. as well as on continuing sales in foreign markets where Neutrolin is approved. In December 2015, we signed an agreement with our contract research organization, or CRO, to help us conduct our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. During 2018, we contested a substantial amount of the unpaid clinical trial expense due to the unexpected delay and additional costs we incurred in preparing for the interim analysis of the LOCK-IT-100 study. In November 2018, we signed a confidential settlement agreement with the CRO. In parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to us related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million.

We are pursuing additional opportunities to generate value from taurolidine, an active component of Neutrolin. Based on initial feasibility work, we have completed an initial round of pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels, which require a PMA regulatory pathway for approval. We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma.

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

Foreign Currency Exchange Transaction Gain (Loss)

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than our functional currency and is reported in the consolidated statement of operations as a separate line item within other income (expense). The intercompany loans outstanding between our company based in New Jersey and our subsidiary based in Germany are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. As such, unrealized foreign exchange movements related to long-term intercompany loans are recorded in other comprehensive income (loss).

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists of interest incurred on our convertible debt, amortization of debt discount and on financing of expenditures.

Results of Operations

Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018

The following is a tabular presentation of our consolidated operating results:

	For the Three Months Ended June 30,		% Increase	For the Six Months Ended June 30,		% Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Revenue	$35,266	$7,551	367%	$198,958	$30,760	547%
Cost of sales	(21,128)	(33,663)	(37)%	(248,083)	(62,238)	299%
Gross profit (loss)	14,138	(26,112)	(154)%	(49,125)	(31,478)	56%
Operating Expenses:
Research and development	(2,979,907)	(6,600,213)	(55)%	(5,854,903)	(14,880,657)	(61)%
Selling, general and administrative	(2,571,587)	(1,945,825)	32%	(4,556,509)	(3,848,838)	18%
Total operating expenses	(5,551,494)	(8,546,038)	(35)%	(10,411,412)	(18,729,495)	(44)%
Loss from operations	(5,537,356)	(8,572,150)	(35)%	(10,460,537)	(18,760,973)	(44)%
Interest income	95,964	10,196	841%	154,785	24,971	520%
Foreign exchange transaction gain (loss)	(8,808)	5,043	(275)%	(10,285)	(4,154)	148%
Interest expense, including amortization of debt discount	(306,736)	-	100%	(608,783)	(1,873)	32403%
Total other income (expense)	(219,580)	15,239	(1541)%	(464,283)	18,944	(2551)%
Loss before income taxes	(5,756,936)	(8,556,911)	(33)%	(10,924,820)	(18,742,029)	(42)%
Tax benefit	5,060,778	-	100%	5,060,778	-	100%
Net loss	(696,158)	(8,556,911)	(92)%	(5,864,042)	(18,742,029)	(69)%
Other comprehensive income (loss)	9,131	395	2218%	7,818	(1,030)	(859)%
Comprehensive loss	$(687,027)	$(8,556,516)	(92)%	$(5,856,224)	$(18,743,059)	(69)%

Revenue. Revenue for the three months ended June 30, 2019 was $35,000 as compared to $8,000 in the same period last year, an increase of $27,000. The increase was attributable to higher sales in the Middle East.

Revenue for the six months ended June 30, 2019 was $199,000 as compared to $31,000 in the same period last year, an increase of $168,000. The increase was attributable to higher sales in the Middle East.

Cost of Sales. Cost of sales was $21,000 for the three months ended June 30, 2019 compared to $34,000 in the same period last year, a decrease of $13,000. The decrease was primarily attributable to a decrease in the cost related to stability studies, offset by an increase in cost of materials due to higher sales in the Middle East.

Cost of sales was $248,000 for the six months ended June 30, 2019 compared to $62,000 in the same period last year, an increase of $186,000. The increase was primarily attributable to costs associated with the resale of product to a new distributor in the Middle East.

Research and Development Expense. R&D expense was $2,980,000 for the three months ended June 30, 2019, a decrease of $3,620,000, from $6,600,000 for the three months ended June 30, 2018. The decrease was primarily attributable to the winding down of our LOCK-IT-100 clinical trial commencing in the fourth quarter of 2018.

R&D expense was $5,855,000 for the six months ended June 30, 2019, a decrease of $9,026,000, from $14,881,000 for the six months ended June 30, 2018. The decrease was primarily attributable to the winding down of our LOCK-IT-100 clinical trial commencing in the fourth quarter of 2018.

Selling, General and Administrative Expense. SG&A expense was $2,572,000 for the three months ended June 30, 2019, an increase of $626,000 from $1,946,000 for the three months ended June 30, 2018. The increase was primarily attributable to an increase in consulting fees of $308,000, mainly due to the regulatory compliance of Neutrolin in the EU, an increase in non-cash charge for stock-based compensation of $204,000, an increase in personnel expenses of $126,000, mainly due to the hiring of in-house legal counsel, and an increase in marketing and research studies of $67,000, partially offset, among other items of lesser significance, by a reduction in legal fees of $128,000.

SG&A expense was $4,557,000 for the six months ended June 30, 2019, an increase of $708,000 from $3,849,000 for the six months ended June 30, 2018. The increase was primarily attributable to an increase in non-cash charge for stock-based compensation of $433,000, an increase in consulting fees of $427,000, mainly due to the regulatory compliance of Neutrolin in the EU, and an increase in marketing and research studies of $232,000, partially offset, among other items of lesser significance, by reductions in legal fees and costs related to business development activities of $294,000 and $98,000, respectively.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction gain (loss) had a $9,000 loss for the three months ended June 30, 2019 compared to a $5,000 gain for the same period last year. These are due to the re-measuring of transactions denominated in a currency other than our functional currency.

Foreign exchange transaction gain (loss) for the six months ended June 30, 2019 and 2018 had losses of $10,000 and $4,000, respectively. These are due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Income. Interest income was $96,000 for the three months ended June 30, 2019 compared to $10,000 for the same period last year, an increase of $86,000. The increase was attributable to higher average interest-bearing cash balances and short-term investments during the second quarter of 2019 as compared to the same period in 2018.

Interest income was $155,000 for the six months ended June 30, 2019 compared to $25,000 for the same period last year, an increase of $130,000. The increase was attributable to higher average interest-bearing cash balances and short-term investments during the first half of 2019 as compared to the same period in 2018.

Interest Expense. Interest expense was $307,000 for the three months ended June 30, 2019 due to the amortization of debt discount and non-cash interest expense recognized in connection with the senior secured convertible note issued in December 2018. There was no interest expense recognized for the three months ended June 30, 2018.

Interest expense was $609,000 for the six months ended June 30, 2019 compared to $2,000 for the same period last year. The increase is due to the amortization of debt discount and non-cash interest expense recognized in connection with the senior secured convertible note issued in December 2018.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income (loss) totaling $9,000 and $400 gains for the three months ended June 30, 2019 and 2018, respectively.

Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) totaling a gain of $8,000 and a loss of $1,000 for the six months ended June 30, 2019 and 2018, respectively.

Tax Benefit. Tax benefit for the three and six months ended June 30, 2019 of $5,061,000 was an income tax benefit due to the sale of our unused NOL through the NJEDA Technology Business Tax Certificate Transfer program. No unused NOL was sold during the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our incorporation. During the six months ended June 30, 2019, we received net proceeds of $15,235,000 from the issuance of 1,768,012 shares of common stock under our at-the-market-issuance sales agreement, and $634,000 and $113,000 from the exercise of warrants and stock options, respectively.

In April 2019, we received approximately $5,100,000, net of expenses, from the sale of a portion of our unused New Jersey net operating losses (“NOL”). The NOL was sold through the State of New Jersey’s Economic Development Authority (“NJEDA”) Technology Business Tax Certificate Transfer program, which allowed us to sell approximately $5,400,000 of our total $6,100,000 in available NOL tax benefits to two unrelated, profitable New Jersey corporations.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $7,203,000 as compared to $11,390,000 for the same period in 2018, a decrease in net cash use of $4,187,000.  The decrease was mainly attributable to the decrease in net loss of $12,878,000, primarily driven by decreased research and development expenses due to the winding down of our LOCK-IT-100 clinical trial commencing in the fourth quarter of 2018 and the sale of our unused NOL as well as increases in non-cash stock-based compensation.  The decrease was partially offset by decreases in accrued expenses and accounts payable for the six months ended June 30, 2019 compared to increases in the six months ended June 30, 2018.

Net Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $11,840,000 as compared to $1,566,000 cash provided by investing activities for the same period in 2018. The increase in cash used during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to the increase in purchases of short-term investments.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $15,981,000 as compared to $4,150,000 for the same period in 2018. During the six months ended June 30, 2019, we generated net proceeds of $15,235,000 from the sale of our common stock in our at-the-market program, $634,000 from the exercise of warrants and $113,000 from the exercise of stock options. In comparison to the same period in 2018, the net proceeds we generated in the amount of $4,150,000 was from the sale of our common stock in our at-the-market program.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of June 30, 2019 was $26.4 million, excluding restricted cash of $0.2 million, compared with $17.6 million at December 31, 2018. As of the date of this report, we have approximately $4.6 million available under our current at-the-market program and approximately $30.3 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. We may utilize our ATM program, if conditions allow, to support our activities in connection with our planned filing of the NDA for Neutrolin and for activities required for commercial launch of Neutrolin, as well as general corporate expenses.

Because our business has not generated positive operating cash flow, we will need to raise additional capital in order to fund pre-commercial activities for Neutrolin, as well as other taurolidine-based research and development activities and our operations generally. Our continued operations will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. We may continue to utilize our ATM program, if conditions allow, to support our ongoing funding requirements. Additionally, we may seek to sell additional equity or debt securities in one or more transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, any change in the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

On March 26, 2019, we effected a 1-for-5 reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, by combining, reclassifying and changing each authorized and outstanding five shares of “old” common stock into one share of “new” common stock. No fractional shares were issued, and, in lieu thereof, where applicable, one whole share was issued. To reflect the reverse stock split, reclassification, combination and change, proportional adjustments were also made to the number of our common stock issuable upon conversion of outstanding preferred shares and the convertible note payable, warrants and options and other equity awards. The reverse stock split did not affect the par value per share of our common stock (which remains at $0.001 per share) or the total number of shares of common stock that are authorized to be issued pursuant to our Amended and Restated Certificate of Incorporation, as amended, which remains at 160 million shares.

Sales of Neutrolin outside the U.S. are not expected to generate significant product revenues for the foreseeable future, and while we expect to grow product sales for Neutrolin in the U.S. should we receive FDA approval, such approval is not anticipated before the second half of 2020. In the absence of significant revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we close out our Phase 3 clinical trial, increase other activities leading to the preparation and submission of an NDA to seek marketing approval of Neutrolin in the U.S., pursue business development activities, and incur additional legal costs to defend our intellectual property.

We currently estimate that as of June 30, 2019 we have sufficient cash on hand to fund operations into the third quarter of 2020, including the submission of the NDA for Neutrolin and initial preparations for commercial launch. Additional financing will be required to build out our commercial infrastructure and to continue our operations should we decide to market and sell Neutrolin in the U.S. on our own. We currently anticipate that FDA marketing approval for Neutrolin could be received in the second half of 2020. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of Neutrolin. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

Stock-Based Compensation

We account for stock options according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718, “Compensation — Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period on a straight-line basis.

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

Deferred Revenue

In August 2014, we entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Wonik Agreement. We recognized $2,200 and $4,400 of revenue related to the Wonik Agreement for the three and six months ended June 30, 2019 and 2018, respectively.

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

We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our product is subject to strict quality controls, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values.

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

Short-Term Investments

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair values of our investments are determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with maturities of more than 90 days but less than 12 months. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense) on the condensed consolidated statements of operations and comprehensive income (loss). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year, if any, are classified as short-term based on management’s intent to fund current operations with these securities or to make them available for current operations. For declines, if any, in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. We consider available evidence in evaluating potential impairments of our investments, including the duration and extent to which fair value is less than cost and, for equity securities, our ability and intent to hold the investments.

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

None.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2019.  Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration by the EPO of the validity and possible infringement of the Prosl European Patent. We filed an appeal against the ruling on September 7, 2016. An oral hearing has been scheduled for September 17, 2019.

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
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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

CORMEDIX INC.

Date: August 14, 2019	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from CorMedix Inc. Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.**

_____________

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