Form 10-Q
period 2019-09-30
CorMedix Inc.
filed 2019-11-14
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, as of November 12, 2019 was 25,652,625.

CORMEDIX INC. AND SUBSIDIARY

i

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$20,145,052	$17,623,770
Restricted cash	170,294	171,553
Short-term investments	12,294,290	-
Trade receivables	3,956	10,904
Inventories, net	381,065	428,515
Prepaid research and development expenses	61,607	8,113
Other prepaid expenses and current assets	526,684	422,199
Total current assets	33,582,948	18,665,054
Property and equipment, net	134,515	160,860
TOTAL ASSETS	$33,717,463	$18,825,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,054,971	$2,588,977
Accrued expenses	3,947,218	5,166,224
Deferred revenue	4,411	11,029
Total current liabilities	5,006,600	7,766,230
Operating lease liabilities, net of current portion	3,088	-
Convertible note, related party, net	-	6,125,428
TOTAL LIABILITIES	5,009,688	13,891,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 243,623 and 419,585 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	244	420
Common stock - $0.001 par value: 160,000,000 shares authorized; 25,650,429 and 21,775,173 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	25,651	21,775
Accumulated other comprehensive income	102,001	96,522
Additional paid-in capital	218,696,866	183,803,637
Accumulated deficit	(190,116,987)	(178,988,098)
TOTAL STOCKHOLDERS’ EQUITY	28,707,775	4,934,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,717,463	$18,825,914

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Net sales	$59,530	$372,514	$258,488	$403,274
Cost of sales	(79,026)	(312,434)	(327,109)	(374,672)
Gross profit (loss)	(19,496)	60,080	(68,621)	28,602
Operating Expenses:
Research and development	(2,520,992)	(8,289,094)	(8,375,896)	(23,169,750)
Selling, general and administrative	(2,631,027)	(2,012,439)	(7,187,535)	(5,861,279)
Total Operating Expenses	(5,152,019)	(10,301,533)	(15,563,431)	(29,031,029)
Loss From Operations	(5,171,515)	(10,241,453)	(15,632,052)	(29,002,427)
Other Income (Expense):
Interest income	92,094	5,411	246,880	30,383
Foreign exchange transaction loss	(12,997)	(77)	(23,283)	(4,230)
Interest expense, including amortization of debt discount	(172,429)	-	(781,212)	(1,873)
Total Other Income (Expense)	(93,332)	5,334	(557,615)	24,280
Loss before income taxes	(5,264,847)	(10,236,119)	(16,189,667)	(28,978,147)
Tax benefit	-	-	5,060,778	-
Net Loss	(5,264,847)	(10,236,119)	(11,128,889)	(28,978,147)
Other Comprehensive Income (Loss):
Unrealized (loss) gain from investments	(3,125)	-	4,714	-
Foreign currency translation gain (loss)	786	(6,405)	765	(7,435)
Total Other Comprehensive Income (Loss)	(2,339)	(6,405)	5,479	(7,435)
Comprehensive Loss	$(5,267,186)	$(10,242,524)	$(11,123,410)	$(28,985,582)
Net Loss	$(5,264,847)	$(10,236,119)	$(11,128,889)	$(28,978,147)
Deemed dividend as a result of warrant modification	(369,500)	-	(369,500)	-
Deemed dividend as a result of exchange of convertible note and Series C-2, D and F preferred stock, related party	(26,733,098)	-	(26,733,098)	-
Net Loss Attributable to Common Shareholders	$(32,367,445)	$(10,236,119)	$(38,231,487)	$(28,978,147)
Net Loss Per Common Share – Basic and Diluted	$(1.35)	$(0.54)	$(1.62)	$(1.73)
Weighted Average Common Shares Outstanding – Basic and Diluted	24,015,927	18,831,317	23,642,033	16,780,833

  See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2019

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at June 30, 2019	23,820,334	$23,821	369,585	$370	$104,340	$201,198,660	$(184,852,140)	$16,475,051
Stock issued in connection with warrants exercised	1,822,862	1,823				8,022,348		8,024,171
Exchange of convertible note for Series G preferred stock, related party						8,900,264		8,900,264
Exchange of Series C-2, Series D and Series F preferred stock for Series G preferred stock, related party			(225,962)	(226)		226		-
Issuance of Series G preferred stock, related party			100,000	100				100
Stock issued in connection with stock options exercised	750	1				4,762		4,763
Issuance of vested restricted stock	6,483	6				(6)		-
Stock-based compensation						570,612		570,612
Other comprehensive loss					(2,339)			(2,339)
Net loss							(5,264,847)	(5,264,847)
Balance at September 30, 2019	25,650,429	$25,651	243,623	$244	$102,001	$218,696,866	$(190,116,987)	$28,707,775

For the nine months ended September 30, 2019

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at December 31, 2018	21,775,173	$21,775	419,585	$420	$96,522	$183,803,637	$(178,988,098)	$4,934,256
Stock issued in connection with ATM sale of common stock, net	1,768,012	1,768				15,232,761		15,234,529
Stock issued in connection with warrants exercised	1,944,707	1,945				8,656,288		8,658,233
Exchange of convertible note for Series G preferred stock, related party						8,900,264		8,900,264
Exchange of Series C-2, Series D and Series F preferred stock for Series G preferred stock, related party			(225,962)	(226)		226		-
Issuance of Series G preferred stock, related party			100,000	100				100
Stock issued in connection with stock options exercised	36,590	37				117,492		117,529
Conversion of Series C-3 non-voting preferred stock to common stock	100,000	100	(50,000)	(50)		(50)		-
Issuance of vested restricted stock	19,425	19				(19)		-
Issuance of common stock as a result of reverse stock split rounding	6,522	7				(7)		-
Stock-based compensation						1,986,274		1,986,274
Other comprehensive income					5,479			5,479
Net loss							(11,128,889)	(11,128,889)
Balance at September 30, 2019	25,650,429	$25,651	243,623	$244	$102,001	$218,696,866	$(190,116,987)	$28,707,775

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2018

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at June 30, 2018	17,003,848	$17,004	419,585	$420	$97,403	$164,307,314	$(170,900,158)	$(6,478,017)
Stock issued in connection with ATM sale of common stock, net	2,761,564	2,761				6,860,173		6,862,934
Stock-based compensation						360,145		360,145
Cumulative effect of adoption of ASC 606							(112)	(112)
Other comprehensive loss					(6,405)			(6,405)
Net loss							(10,236,119)	(10,236,119)
Balance at September 30, 2018	19,765,412	$19,765	419,585	$420	$90,998	$171,527,632	$(181,136,389)	$(9,497,574)

For the nine months ended September 30, 2018

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at December 31, 2017	14,282,758	$14,283	419,585	$420	$98,433	$159,255,081	$(152,174,866)	$7,193,351
Stock issued in connection with ATM sale of common stock, net	5,448,451	5,448				11,007,199		11,012,647
Issuance of vested restricted stock	8,677	9				(9)		-
Stock issued for payment of deferred fees	25,526	25				173,748		173,773
Stock-based compensation						1,091,613		1,091,613
Cumulative effect of adoption of ASC 606							16,624	16,624
Other comprehensive loss					(7,435)			(7,435)
Net loss							(28,978,147)	(28,978,147)
Balance at September 30, 2018	19,765,412	$19,765	419,585	$420	$90,998	$171,527,632	$(181,136,389)	$(9,497,574)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,128,889)	$(28,978,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,986,274	1,091,613
Amortization of debt discount	313,097	-
Non-cash interest expense	461,839	-
Depreciation	56,568	56,791
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	6,634	(247,317)
Decrease in inventory	45,010	253,017
Increase in prepaid expenses and other current assets	(155,484)	(157,694)
(Decrease) increase in accounts payable	(1,533,649)	6,074,905
(Decrease) increase in accrued expenses	(1,212,100)	5,481,382
Decrease in deferred revenue	(6,618)	(74,964)
Net cash (used in) operating activities	(11,167,318)	(16,500,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(13,716,503)	-
Maturity of short-term investments	1,426,927	1,604,198
Purchase of equipment	(27,142)	(48,893)
Net cash (used in) provided by investing activities	(12,316,718)	1,555,305

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program	15,234,529	11,012,647
Proceeds from exercise of warrants	8,658,233	-
Proceeds from exchange agreement, related party	2,000,000	-
Proceeds from exercise of stock options	117,529	-
Net cash provided by financing activities	26,010,291	11,012,647
Foreign exchange effect on cash	(6,232)	(3,399)

NET INCREASE (DECREASE) IN CASH	2,520,023	(3,935,861)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	17,795,323	10,551,282

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$20,315,346	$6,615,421

Cash paid for interest	$6,276	$1,873

Supplemental Disclosure of Non-Cash Financing Activities:
Deemed dividend as a result of warrant modification	$369,500	-
Deemed dividend as a result of exchange of convertible note, Series C-2, Series D and Series F convertible preferred stock, related party	$26,733,098	-
Conversion of preferred stock to common stock	$50	$-
Issuance of common stock for payment of deferred fees	$-	$173,773
Right-of-use assets obtained in exchange for lease liability	$5,000	$-
Issuance of common stock for vested restricted stock units	$19	$9

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

The Company received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. The Company formed a wholly-owned subsidiary, CorMedix Europe GmbH, to direct the Company’s commercial activities in certain European Union (“EU”) and Middle Eastern countries.

In December 2015, CorMedix launched its first Phase 3 clinical trial in hemodialysis patients with CVCs in the U.S. The clinical trial, named Catheter Lock Solution Investigational Trial (“LOCK-IT-100”), was a prospective, multicenter, randomized, double-blind, active control trial that aimed to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections (“CRBSI”), in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial was time to CRBSI. The trial evaluated whether Neutrolin was superior to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI. Secondary endpoints were catheter patency, which is defined as required use of tissue plasminogen activating factor, or removal of the catheter for any reason. In July 2018, the Company announced that the independent Data Safety Monitoring Board (“DSMB”) had completed its review of the interim analysis of the data from LOCK-IT-100 and, because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. No safety concerns were reported by the DSMB.

The Company has been in discussions with the U.S. Food and Drug Administration (“FDA”) on the appropriate next steps to support regulatory approval for Neutrolin. Based on written feedback, FDA will review the data in LOCK-IT-100 as submitted in a New Drug Application (“NDA”) to determine whether a single study will provide adequate support for the safe and effective use of Neutrolin in hemodialysis patients and the Company believes it is not required to conduct a second Phase 3 clinical trial prior to submission of the NDA. FDA has agreed that the Neutrolin NDA is eligible for priority review and for submission under rolling review, and approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs “LPAD”) can be requested.

The Company also has had discussions with the FDA on the chemistry, manufacturing and controls (“CMC”) package that will be needed to support Neutrolin’s NDA. No further CMC meetings with the FDA are planned prior to the NDA submission.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CorMedix is evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in wound closure, surgical meshes, wound management and osteoarthritis, including visco-supplementation. The Company is also involved in a pre-clinical research collaboration for the use of taurolidine in combination with certain anti-cancer drugs as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2019 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements included in such Form 10-K.

On March 26, 2019, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock, par value $0.001, per share (“Common Stock”), by combining, reclassifying and changing each authorized and outstanding five shares of “old” common stock into one share of “new” common stock. No fractional shares were issued, and, in lieu thereof, where applicable, one whole share was issued. To reflect the reverse stock split, reclassification, combination and change, proportional adjustments were also made to the number of shares of the Company’s common stock issuable upon conversion of outstanding preferred shares and the convertible note payable, warrants and options and other equity awards. The reverse stock split did not affect the par value per share of the Company’s common stock (which remains at $0.001 per share) or the total number of shares of common stock that are authorized to be issued pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended, which remains at 160 million shares. All issued and outstanding share and per share amounts included in the accompanying condensed consolidated financial statements and in this report have been adjusted to reflect the reverse stock split, reclassification, combination and change for all periods presented.

On August 14, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with Manchester Securities Corp. (“Manchester”), a wholly owned subsidiary of Elliott Associates, L.P. (together with Manchester, “Elliott”), who collectively beneficially own the largest portion of the Company’s Common Stock pursuant to which Elliott agreed to exchange all of its outstanding warrants, its 10% senior secured convertible note and its shares of Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, and make a cash payment of $2.0 million to the Company, for 100,000 shares of Series G Preferred Stock (see Note 3). This transaction closed on September 6, 2019.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance which expands the scope of the FASB’s Accounting Standards Codification (“ASC”) 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Early adoption is permitted and the Company elected to adopt the guidance effective in the first quarter of fiscal year 2019. This adoption on January 1, 2019 did not have a material impact on the Company’s condensed consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2017, the FASB issued new guidance which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and recharacterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. Early adoption is permitted and the Company elected to adopt the guidance effective in the first quarter of fiscal year 2019. This adoption on January 1, 2019 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued new guidance related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The Company adopted the standard on January 1, 2019 using the transition method provided by the FASB. Under this transition method, the Company applied the new requirements to only those leases that exist as of January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods will be presented under existing lease guidance. Upon transition, the Company applied the package of practical expedients permitted under ASC 842 transition guidance. As a result, the Company did not reassess (1) whether expired or existing contracts contain leases under the new definition of a lease, including whether an existing or expired contract contains an embedded lease, (2) lease classification for expired or existing leases and (3) any initial direct costs of existing leases. As a result of the adoption, the Company recorded right-of-use assets and lease liabilities of approximately $5,000 and $3,000 respectively. Adoption of the standard did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss or cash from or used in operating, investing or financing activities on its condensed consolidated statements of cash flows.

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2019, the Company had an accumulated deficit of $190.1 million, and incurred losses from operations of $5.3 million and $10.2 million for the three months ended September 30, 2019 and 2018, respectively, and $11.1 million and $29.0 million for the nine months ended September 30, 2019 and 2018, respectively. The Company currently estimates that as of September 30, 2019 it has sufficient cash, cash equivalents and short-term investments on hand to fund operations into the first quarter of 2021, including the submission of the NDA for Neutrolin and initial preparations for commercial launch. The Company currently anticipates that FDA marketing approval for Neutrolin could be received in the second half of 2020.

In April 2019, the Company received approximately $5.1 million, net of expenses, from the sale of a portion of its unused New Jersey net operating losses (“NOL”). The NOL was sold through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer program, which allowed the Company to sell approximately $5.4 million of its total $6.1 million in available NOL tax benefits.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 6, 2019, the Company received gross proceeds of approximately $2.0 million as a result of the Exchange Agreement with Elliott (see Note 3).

On September 25, 2019, the Company received net proceeds of approximately $4.9 million as a result of agreements it entered into with several holders (each a “Holder”) of several Series B Warrants (“Series B Warrants”) that the Company had issued on May 3, 2017, and amended on September 20, 2019 (each, a “Letter Agreement”). Pursuant to each Letter Agreement, the Company agreed to reduce the exercise price of each Holder’s Series B Warrants from $5.25 to $4.00, provided that the Holder exercised its Series B Warrants for cash at the time of entry into such Letter Agreement. Each Holder exercised its Series B Warrants in full and the Company issued an aggregate of 1,224,263 shares of Common Stock to them. As a result of the modification of the exercise price of these warrants, the Company recognized an incremental value of $369,500, which was recorded as a deemed dividend on the condensed consolidated statement of operations and comprehensive loss (see Note 3).

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, to commercially launch Neutrolin upon NDA approval, and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. At the financial reporting date, the Company has approximately $4.6 million available under its current ATM program and $30.3 million available under its current shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2019 or December 31, 2018.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2019 and December 31, 2018, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2019:
Money Market Funds and Cash Equivalents	$3,093,197	$(78)	$-	$3,093,119
U.S. Government Agency Securities	2,987,985	-	785	2,988,770
Corporate Securities	6,559,563	(301)	3,841	6,563,103
Commercial Paper	2,741,950	(76)	543	2,742,417
Subtotal	12,289,498	(377)	5,169	12,294,290
Total September 30, 2019	$15,382,695	$(455)	$5,169	$15,387,409
December 31, 2018:
Money Market Funds included in Cash Equivalents	$1,179,673	$-	$-	$1,179,673
Total December 31, 2018	$1,179,673	$-	$-	$1,179,673

Fair Value Measurements

The Company’s financial instruments recorded in the condensed consolidated balance sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable and accrued expenses.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of their maturity dates.

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2019:
Money Market Funds and Cash Equivalents	$3,093,119	$2,044,578	$1,048,541	$-
U.S. Government Agency Securities	2,988,770	2,988,770	-	-
Corporate Securities	6,563,103	-	6,563,103	-
Commercial Paper	2,742,417	-	2,742,417	-
Subtotal	12,294,290	2,988,770	9,305,520	$-
Total September 30, 2019	$15,387,409	$5,033,348	$10,354,061	$-
December 31, 2018:
Money Market Funds	$1,179,673	$1,179,673	$-	$-
Total December 31, 2018	$1,179,673	$1,179,673	$-	$-

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

As of September 30, 2019 and December 31, 2018, the Company has restricted cash in connection with the patent and utility model infringement and unfair competition proceedings against TauroPharm (see Note 6).  The Company was required by the District Courts of Mannheim and Cologne to provide security deposits of an aggregate of approximately $170,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.

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

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$6,893	$71,275
Work in process	-	86,957
Finished goods	477,172	373,283
Inventory reserve	(103,000)	(103,000)
Total	$381,065	$428,515

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion, on the condensed consolidated balance sheet.

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

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Professional and consulting fees	$360,814	$258,352
Accrued payroll and payroll taxes	1,055,454	1,102,143
Clinical trial related	1,703,825	3,408,032
Manufacturing development related	653,143	210,577
Product development	-	49,200
Other	173,982	137,920
Total	$3,947,218	$5,166,224

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

Deferred Revenue

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea (the “Territory”). Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment is being recognized as revenue on a straight-line basis over the contractual term of the Agreement. The Company recognized $2,200 of revenue related to the Wonik Agreement for each of the three months ended September 30, 2019 and 2018 and $6,600 for the nine months ended September 30, 2019 and 2018, respectively.

Deferred revenue related to the Wonik Agreement at September 30, 2019 and December 31, 2018 amounted to approximately $4,400 and $11,000, respectively.

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

	Nine Months Ended September 30,
	2019	2018
	(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	108,000	508,000
Series D non-voting preferred stock	-	295,848
Series E non-voting preferred stock	391,953	391,952
Series F non-voting preferred stock	-	2,469,136
Series G non-voting preferred stock	5,560,137	-
Restricted stock units	8,411	19,506
Shares issuable for payment of deferred board compensation	31,498	-
Shares underlying outstanding warrants	344,828	1,097,102
Shares underlying outstanding stock options	1,435,110	3,717,478
Total potentially dilutive shares	7,879,937	8,499,022

Stock-Based Compensation

Share-based compensation cost for stock options granted to employees is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance-based conditions and is recognized as expense over the employee’s requisite service period on a straight-line basis.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC No. 718, “Compensation-Stock Compensation” and ASC No. 505-50, “Equity-Based Payments to Non-Employees”.  The non-cash charge to operations for non-employee options with time-based vesting provisions is based on the fair value of the options remeasured each reporting period and amortized to expense over the related vesting period. The non-cash charge to operations for non-employee options with performance-based vesting provisions is recorded when the achievement of the performance condition is probable and remeasured each reporting period until the performance condition is achieved.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

On March 9, 2018, the Company entered into a new agreement (the “new ATM agreement”) with B. Riley for the sale of up to $14.7 million of the Company’s common stock under the Company’s ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70.0 million of the Company’s securities, which became effective on April 16, 2018. This new ATM agreement replaced a prior sales agreement with B. Riley that expired on April 16, 2018, under which the Company could issue and sell up to an aggregate of $60.0 million of shares of its common stock. The ATM program amount was increased by $25.0 million in November 2018. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company such as the number or dollar amount of shares registered under the registration statement to which the offering relates and subject to B. Riley’s acceptance. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of shares of common stock sold under the ATM program.

During the nine months ended September 30, 2019, the Company sold 1,768,012 shares of common stock under the ATM program and realized net proceeds of approximately $15.2 million, respectively. There were no ATM sales during the three months ended September 30, 2019.

At September 30, 2019, the Company has approximately $4.6 million available under its current ATM program and $30.3 million available under its current shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

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

	As of September 30, 2019			As of December 31, 2018
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-2	-	-	-	150,000	$10.00	$1,500,000
Series C-3	54,000	$10.00	$540,000	104,000	$10.00	$1,040,000
Series D	-	-	-	73,962	$21.00	$1,553,202
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series F	-	-	-	2,000	$1,000.00	$2,000,000
Series G	100,000	$187.36	$18,736,452	-	-	-
Total	243,623		$23,685,904	419,585		$10,502,654

On November 9, 2017, the Company entered into a securities purchase agreement which, on November 16, 2017, resulted in the Company selling $2.0 million of its Series F preferred stock (“Series F Stock”) at $1,000 per share. Based on the terms of the Series F Stock, the conversion price was initially set at $0.162. The conversion price of the Series F Stock was subject to anti-dilution adjustment for customary recapitalization events such as stock splits, as well as full ratchet anti-dilution protection in the event that the Company did not obtain the subordination of the Series C-3 preferred stock to that of the Series F Stock or obtain stockholder approval, if required by NYSE American rules, of the issuance of common stock that exceeds NYSE American rules. All outstanding shares of Series F Stock were cancelled in connection with the terms of the Exchange Agreement, as described below.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 2019, the Company entered into the Exchange Agreement with Elliott, pursuant to which Elliott agreed to exchange all of its outstanding warrants, its 10% senior secured convertible note and its shares of Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, and make a cash payment of $2.0 million to the Company, for 100,000 shares of Series G Preferred Stock, with an aggregate liquidation preference of $18,736,452, which are convertible into an aggregate of 5,560,138 shares of the Company’s common stock at a conversion price of $3.37 per share. Elliott retained the shares of the Company’s common stock and Series E Preferred Stock that it held at the time of the consummation of the Exchange Agreement.  Other than with respect to conversion price and liquidation preference, the Series G Preferred Stock has substantially the same terms as the Company’s outstanding Series E Preferred Stock, including the restrictive covenants contained therein as modified as set forth in the Exchange Agreement. However, Elliott is prohibited from converting the Series G Preferred Stock into shares of the Company’s common stock to the extent that, as a result of such conversion, Elliott would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. The shares of Series G Preferred Stock are entitled to vote on an as-converted basis with respect to the number of shares of common stock into which they are convertible, based upon an assumed conversion price, solely for the purpose of the voting rights, equal to $7.93, the closing price of the Company’s common stock on August 14, 2019, and the Series E Preferred Stock was modified to provide for similar rights to vote on an as-converted basis. The Company filed the Certificate of Designation of the Series G Preferred Stock and the Second Amended and Restated Certificate of Designation of the Series E Preferred Stock with the Secretary of State of the State of Delaware on September 5, 2019. On September 6, 2019, the Company closed this transaction and issued the Series G Preferred Stock.

Pursuant to the terms of the Exchange Agreement, the exchange of the Series C-2 Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and the 10% senior secured convertible note was considered an extinguishment. As a result, the difference between the fair value allocated to the Series G Preferred Stock and the carrying value of the Series C-2 Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and the 10% senior secured convertible note is being treated as a deemed dividend and is added to net loss to arrive at loss available to common stockholders.

The Series G Preferred Stock was valued using the Black Scholes option pricing model. The Black-Scholes option pricing model was also used to determine the fair value of the warrants and the Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock. These fair values, along with the fair value of the 10% senior secured convertible note were utilized to allocate the fair value of the Series G Preferred Stock based on relative fair values. ASC 820, Fair Value Measurements, states that the reporting entity should use the valuation technique(s) appropriate for the measurement, considering the availability of data with which to develop inputs that represent the assumptions that market participants would use when pricing the asset or liability.  Market participants price options based on expected volatility, not historical volatility.  In estimating, the expected volatility of the Company’s common stock followed the guidance of ASC 820 and considered a number of factors - including the implied volatility of the Company’s listed warrant contracts.

A summary of the assumptions used in the Black Scholes pricing model are as follows:

Expected term, years	3.0
Volatility	93.3%
Dividend yield	0.0%
Risk-free interest rate	1.53%

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Exchange Agreement, the Company recognized a deemed dividend of $26,733,098. The deemed dividend was comprised of (1) a beneficial conversion related to the 10% secured senior convertible note recognized at extinguishment; (2) the difference between the allocated fair value of the Series G Preferred Stock issued and the carrying values of the 10% secured senior convertible note, the Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock; (3) the difference between the fair value of the exchanged warrants before and after the Exchange Agreement; and (4) the difference between the fair value and the carrying value of Series E Preferred Stock, less the fair value of the Series E warrants that were cancelled as part of the Exchange Agreement.

During the nine months ended September 30, 2019, the Company issued 100,000 shares of its common stock upon conversion of 50,000 shares of Series C-3 Non-Voting Preferred Stock.

Stock Options

During the nine months ended September 30, 2019, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 493,300 shares of the Company’s common stock under the 2013 Stock Incentive Plan. The weighted average exercise price of these options is $7.65 per share.

During the nine months ended September 30, 2019, the Company issued an aggregate of 36,590 shares of its common stock upon exercise of stock options, resulting in net proceeds of $118,000.

During the three and nine months ended September 30, 2019, total compensation expense for stock options issued to employees, directors, officers and consultants was $593,000 and $1,909,000, respectively, and $339,000 and $1,026,000 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, there was $2,770,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.65 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model with the following assumptions, for the nine months ended September 30, 2019:

Expected term, years	4.17 - 10
Volatility	102.8% - 104.22%
Dividend yield	0.0%
Risk-free interest rate	1.52% - 2.74%
Weighted average grant date fair value of options granted during the period	$6.71

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock options activity and related information for the nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,011,267	$9.32	6.5	$983,353
Granted	493,300	$7.65		$82,824
Forfeited	(32,690)	$6.45		$41,137
Expired	(177)	$3.66		$530
Exercised	(36,590)	$3.21		$115,913
Outstanding at end of period	1,435,110	$8.97	7.1	$908,597
Exercisable at end of period	788,031	$9.16	5.8	$719,160

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price. There were no stock options exercised during the nine months ended September 30, 2018.

Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted an aggregate of 24,850 restricted stock units (“RSUs”) to its directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $8.33 per share. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on each date of grant. These RSUs vest monthly over one year after grant date, subject to continued service on the board through the vesting date.

During the nine months ended September 30, 2019, the Company issued an aggregate of 19,425 shares of its common stock upon the vesting of RSUs issued to the Company’s board of directors.

During the three and nine months ended September 30, 2019, compensation expense recorded for the RSUs was $52,000 and $151,000, respectively, and $21,000 and $65,000 for the three and nine months ended September 30, 2018, respectively. Unrecognized compensation expense for these RSUs amounted to $57,000. The expected weighted average period for the expense to be recognized is 0.22 years.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On September 25, 2019, the Company entered into Letter Agreements with Holders of Series B Warrants. Pursuant to each Letter Agreement, the Company agreed to reduce the exercise price of each Holder’s Series B Warrants from $5.25 to $4.00, provided that the Holder exercised its Warrant for cash at the time of entry into such Letter Agreement. Each Holder exercised its Series B Warrants in full and the Company issued an aggregate of 1,224,263 shares of Common Stock to them. The Company received net proceeds of approximately $4,900,000. As a result of the modification of the exercise price of these warrants, the Company recognized an incremental value of $369,500, which was recorded as a deemed dividend on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019, using the Black-Scholes pricing model with the following assumptions:

Expected term	2.88 years
Volatility	111.5%
Dividend yield	0.0%
Risk-free interest rate	1.62%

During the year ended September 30, 2019, the expiration date of a warrant to purchase up to 100,000 shares of the Company’s common stock was extended from May 30, 2019 to August 16, 2019, then subsequently included in the Exchange Agreement transaction (see Note 4). The warrant had an exercise price of $0.005. The incremental value of the warrant extended was immaterial.

During the nine months ended September 30, 2019, the Company issued an aggregate of 1,944,707 shares of its common stock upon exercise of warrants, resulting in net proceeds of $8,658,000.

As of September 30, 2019, there were 344,828 outstanding warrants with a weighted average exercise price of $6.22 per share and a weighted average remaining contractual life of 1.7 years.

Note 4 — Related Party:

In May 2013, the Company issued a warrant to purchase up to 100,000 shares of the Company’s common stock to Elliott. The warrant had an expiration date of May 30, 2019. In May 2019, to allow the Company and Elliott time to discuss and possibly conclude the Exchange Agreement, the Company extended the expiration date of the warrant to July 1, 2019, which was subsequently extended to August 16, 2019. The warrant had an exercise price of $0.005. The incremental value of the warrant extended was immaterial.

On August 14, 2019, the Company entered into the Exchange Agreement with Elliott, who collectively beneficially own the largest portion of the Company’s common stock, pursuant to which Elliott agreed to exchange all of its outstanding warrants, its 10% senior secured convertible note and its shares of Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, and make a cash payment of $2.0 million to the Company, for 100,000 shares of Series G Preferred Stock (see Note 3).

Note 5 — Senior Secured Convertible Note, Related Party:

On December 31, 2018, the Company entered into a securities purchase agreement with Elliott for the purchase and sale of a senior secured convertible note in the aggregate principal amount of $7.5 million and a warrant to purchase up to an aggregate of 90,000 shares of the Company’s common stock, for gross proceeds of $7.5 million. The senior secured convertible note and warrant to purchase up to an aggregate of 90,000 shares of the Company’s common stock were cancelled in connection with the terms of the Exchange Agreement.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The note was a senior obligation, secured by all of the Company’s assets. The note bore interest at a rate of 10.0% per annum, compounded quarterly. Interest was first payable on January 2, 2019, and on the first trading day of each month thereafter, until its cancellation. The note was to mature on December 30, 2021. Any accrued but unpaid interest for the applicable interest period was added to the principal outstanding under the notes. The note had a conversion price of $7.50 per share. The conversion price was subject to appropriate adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting the Company’s common stock. The noteholder was able to convert its outstanding note principal amount, and any accrued and unpaid interest, at any time into shares of common stock at the conversion rate. Additionally, the note would automatically convert into shares of common stock if, prior to the maturity date, the average closing sale price of the Company’s common stock for any 20 trading days during any consecutive 30 trading days equals or exceeds 150% of the conversion price. The Company held the right to pay any accrued interest in cash for any calendar month during which the average closing sale price of its common stock averaged at least 150% of the conversion price of the notes. On or after July 1, 2020, the Company was able to prepay any principal amount outstanding on the notes in amounts of $2,000,000 (or in full, if less than $2,000,000), provided that if the prepayment occurs between July 2, 2020 and March 30, 2021, the prepayment amount will equal 110% of the principal amount being repaid and if the prepayment occurs after March 31, 2021, the prepayment amount would have equaled 105% of the principal amount being repaid. For three and nine months ended September 30, 2019, approximately $82,000 and $462,000, respectively, was accrued and recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss.  The senior secured convertible note, including accrued interest, was exchanged as a result of the Exchange Agreement.

The warrant was immediately exercisable, had an exercise price of $7.50 per share, subject to adjustment in the event of stock dividends and distributions, stock splits, stock combinations, or reclassifications affecting our common stock, and had a term of five years. The closing of the note and warrant sale and purchase occurred simultaneously with entry into the securities purchase agreement. No placement agent or underwriter was involved in the offering.

On the same date, and in connection with the sale of the note and warrant, the Company amended and restated the following warrants held by Elliott and its affiliates to reduce the exercise price of each warrant to $0.005 per share: warrants issued in May 2013 to purchase up to an aggregate of 100,000 shares of the Company’s common stock with a pre-amendment exercise price of $3.25 per share and an expiration date of May 30, 2019, which was subsequently extended to August 13, 2019 (the “May 30, 2019 Warrants”), (see Note 4); and warrants issued in October 2013 to purchase up to an aggregate of 150,000 shares of the Company’s common stock with a pre-amendment exercise price of $4.50 per share and an expiration date of October 22, 2019 (the “October 22, 2019 Warrants”). These warrants were subsequently cancelled in connection with the Exchange Agreement.

Also in conjunction with the December 2018 securities purchase agreement, the Company and Elliott and certain of its affiliates that hold shares of various series of the Company’s preferred stock and warrants to purchase shares of the Company’s common stock agreed to waive any rights of conversion or exercise for all of the shares of its Series C-2, D, E and F preferred stock and shares issuable upon the exercise of certain warrants (collectively with the shares of Series C-2, D, E, and F preferred stock, the “Elliott Derivative Securities”), until the earliest to occur of (i) the effective date on which the Company’s Certificate of Incorporation is amended to increase the number of authorized shares of common stock, (ii) the effective date on which the Company effects a reverse stock split of its common stock, (iii) one business day immediately prior to the consummation of a fundamental transaction (as defined in the instruments governing the applicable Elliott Derivative Securities), and (iv) April 30, 2019. The 1-for-5 reverse stock split that was effective on March 26, 2019 satisfied this condition, however, with the exception of the Series E preferred stock, the Elliot Derivative Securities were cancelled in connection with the Exchange Agreement.

The Company was required to have a majority of the Series C-2, Series D, Series E and Series F non-voting preferred stock consent to any indebtedness other than trade payables incurred in the ordinary course of business consistent with past practice, and letters of credit incurred in an aggregate amount of $3.0 million at any point in time. At the time of the securities purchase agreement, Elliott was the holder of all of the shares of the Series C-2, Series D, Series E and Series F non-voting preferred stock and implicitly consented to the convertible note financing. Elliott is currently the holder of all of the shares of the Series E and Series G preferred stock.

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

The debt discount was being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the agreement. For the three and nine months ended September 30, 2019, approximately $84,000 and $313,000, respectively, was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated statement of operations and comprehensive loss.

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

As part of the Exchange Agreement, the senior secured convertible note, along with certain warrants and the Series C-2, Series D and Series F Preferred Stock, and the payment of $2,000,000, was exchanged for 100,000 shares of Series G Preferred Stock. As a result of this transaction, the Company recognized a deemed dividend of $26,733,098 on its condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019 (see Note 3).

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration by the EPO of the validity and possible infringement of the Prosl European Patent. The Company filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration by the EPO of the validity and possible infringement of the Prosl European Patent.

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court’s interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company’s legal team has prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of the Company’s allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested the Company to further specify its requests and to further substantiate in even more detail which know-how was provided by Biolink (the company who developed Neutrolin that was acquired by ND Partners) to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, the Company intends to continue to pursue this matter, and still believes firmly that its claims are well-founded. The Company therefore appealed in January 2019 and filed its grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which the legal counsel of the Company brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the court issued an evidentiary order on September 27, 2019 ordering an expert opinion. Next steps will be taken after the receipt of the expert opinion.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits of an aggregate of approximately $170,000, to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company recorded the deposits as restricted cash on the condensed consolidated balance sheets.

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

During 2018, the Company contested a substantial amount of the unpaid clinical trial expense accrued during 2018 due to the unexpected delay and additional costs the Company incurred in preparing for the interim analysis of the LOCK-IT-100 study. Negotiations with the CRO concluded in November 2018 with the signing of a confidential settlement agreement. In parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO will continue to provide to the Company related to the closeout of the study. The budgeted amount of the new work order is approximately $1.4 million, of which $1.4 million was incurred through September 30, 2019.

Through September 30, 2019, approximately $29.2 million of clinical trial expense has been recorded in connection with the Master Service Agreement and new work orders, of which approximately $27.4 million has been paid. During the three and nine months ended September 30, 2019, the Company recognized $61,000 and $763,000, respectively, in research and development expense related to the Master Service Agreement and $5,783,000 and $14,822,000 during the three and nine months ended September 30, 2018. At September 30, 2019, the Company had accrued approximately $1,704,000 in accounts payable and accrued expenses related to the settlement agreement and the new work order.

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of September 30, 2019 and 2018 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance of $2,500,000 for the quarters ended September 30, 2019 and 2018. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and achieving certain worldwide net sales amounts. There were no milestones achieved during the nine months ended September 30, 2019 and 2018.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Employment Agreements

Phoebe Mounts

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

Khoso Baluch

On September 26, 2019, the Company entered into a new employment agreement with Khoso Baluch, the Company’s Chief Executive Officer. Unless renewed pursuant to the terms thereof, the agreement will expire on September 25, 2022. After the initial three-year term of the employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed. Upon entry into the agreement, the Company granted to Mr. Baluch a stock option to purchase 120,000 shares of our common stock, which vests in four equal annual installments over four years on the first four anniversaries of the effective date of the agreement, provided, in all cases, that Mr. Baluch remains an employee or consultant through the applicable vesting date.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the Company terminates Mr. Baluch’s employment other than for Cause (as defined in the agreement), death, disability, or by notice of nonrenewal, or if he resigns for Good Reason (as defined in the agreement), including in each case within 24 months of a Change of Control (as defined in the agreement), Mr. Baluch will receive his base salary and benefits for a period of 12 months following the effective date of the termination of his employment, and all unvested stock options held by him that are scheduled to vest on or before the next succeeding anniversary of the date of termination will be accelerated and deemed to have vested as of the termination date, provided that any milestone option whose vesting requirements have not been met as of the termination date will be terminated.

Note 7 — Leases:

The Company entered into an operating lease for office space in Germany that began in July 2017. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease. The Company also has an operating lease for office equipment.

Prior to the adoption of ASC 842, operating lease expense of approximately $2,000 and $6,000 was recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 was approximately $2,000 and $6,000, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At September 30, 2019, the Company has a total operating lease liability of $5,000. Approximately $2,000 and $3,000, respectively, are included in accrued expenses and operating lease liabilities, net of current portion on the condensed consolidated balance sheet. Operating ROU assets as of September 30, 2019 are $5,000 and are included in property and equipment, net on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $2,000 and $6,000, respectively.

The weighted average remaining lease term and weighted average discount rate for operating leases were 2.8 years and 10.0%, respectively, as of September 30, 2019.

As of September 30, 2019, maturities of lease liabilities were as follows:

2019 (excluding the nine months ended September 30, 2019)	$1,000
2020	2,000
2021	2,000
2022	1,000
Total future minimum lease payments	6,000
Less imputed interest	(1,000)
Total	$5,000

Note 8 — Concentrations:

At September 30, 2019, 99% of net accounts receivable was due from two customers that exceeded 10% of the Company’s accounts receivable (74% and 25%) and at December 31, 2018, no net accounts receivable was due from a customer that exceeded 10% of the Company’s accounts receivable. During the three months ended September 30, 2019, the Company had revenue from a customer that exceeded 10% of its total sales of $60,000 (77%) and for the nine months ended September 30, 2019, the Company had revenue from four customers that each exceeded 10% of its total sales of $258,000 (46%, 20%, 13% and 13%). During the three months and nine months ended September 30, 2018, the Company had revenue from two customers that each exceeded 10% of its total sales (81% and 14%) and (75% and 16%), respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 14, 2019.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. and our wholly owned German subsidiary, CorMedix Europe GmbH (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is to develop our lead product candidate, Neutrolin®, for potential commercialization in the United States, or the U.S., and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin, which is a novel anti-infective solution (a formulation of taurolidine, citrate and heparin 1000 u/ml) under development in the U.S. intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as dialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among critical care/intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, the need for intra-venous antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin has the potential to address a significant unmet medical need and represents a significant market opportunity.

We received CE Mark approval for Neutrolin in 2013 and commercially launched Neutrolin in Germany for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union, or the EU, and Middle Eastern countries for the prevention of catheter-related bloodstream infections and maintenance of catheter patency in hemodialysis patients.

In December 2015, we initiated a multicenter, double-blind, randomized, active control Phase 3 clinical trial in the U.S. that aimed to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections in hemodialysis patients with a central venous catheter, referred to as LOCK-IT-100. In 2017, our independent Data Safety Monitoring Board, or DSMB, unanimously concluded that it was safe to continue the LOCK-IT-100 clinical trial as designed based on its evaluation of data from the first 279 patients randomized into the trial. In 2018, the DSMB completed its review of the interim analysis of the efficacy data from the LOCK-IT-100 study and, because the pre-specified level of statistical significance for the primary endpoint was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. There were no safety concerns reported by the DSMB.

 We have been in discussions with the U.S. Food and Drug Administration, or the FDA, on the appropriate next steps to support regulatory approval for Neutrolin. Based on written feedback, FDA will review the data in LOCK-IT-100 as submitted in a New Drug Application, or the NDA, to determine whether a single study will provide adequate support for the safe and effective use of Neutrolin in hemodialysis patients and we believe that we are not required to conduct a second Phase 3 clinical trial prior to submission of the NDA. FDA has agreed that the Neutrolin NDA is eligible for priority review and for submission under rolling review, and approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD, can be requested.

We also have had discussions with the FDA on the chemistry, manufacturing and controls, or CMC, package that will be needed to support Neutrolin’s NDA. No further CMC meetings with the FDA are planned prior to the NDA submission.

In addition to Neutrolin, we are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma. We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in wound closure, surgical meshes, wound management and osteoarthritis, including visco-supplementation.  Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials and hydrogels. We will seek to establish development/commercial partnerships as these programs advance.

The FDA regards taurolidine as a new chemical entity and therefore an unapproved drug. Consequently, there is no appropriate predicate medical device currently marketed in the U.S. on which a 510(k) approval process could be based. As a result, we will be required to submit a premarket approval application, or PMA, for marketing authorization for any medical device indications that we may pursue. In the event that an NDA for Neutrolin is approved by the FDA, the regulatory pathway for these medical device product candidates may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

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

On March 26, 2019, we effected a 1-for-5 reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share (“Common Stock”), by combining, reclassifying and changing each authorized and outstanding five shares of “old” common stock into one share of “new” common stock. No fractional shares were issued, and, in lieu thereof, where applicable, one whole share was issued. To reflect the reverse stock split, reclassification, combination and change, proportional adjustments were also made to the number of shares of our common stock issuable upon conversion of outstanding preferred shares, and the convertible note, warrants and options and other equity awards. The reverse stock split did not affect the par value per share of our common stock (which remains at $0.001 per share) or the total number of shares of common stock that are authorized to be issued pursuant to our Amended and Restated Certificate of Incorporation, as amended, which remains at 160 million shares. All issued and outstanding share and per share amounts included in the accompanying condensed consolidated financial statements and in this report have been adjusted to reflect this reverse stock split, reclassification, combination and change for all periods presented.

In April 2019, we received approximately $5.1 million, net of expenses, from the sale of a portion of our unused net operating losses, or NOL. The NOL was sold through the State of New Jersey’s Economic Development Authority, or NJEDA, Technology Business Tax Certificate Transfer program, which allowed us to sell approximately $5.4 million of our total $6.1 million in available NOL tax benefits to two unrelated, profitable New Jersey corporations.

On August 14, 2019, we entered into an exchange agreement, referred to as the Exchange Agreement, with certain holders of our outstanding equity securities who collectively beneficially own the largest portion of our common stock, referred to as the Investors, pursuant to which the Investors agreed to exchange all of their outstanding warrants, their 10% senior secured convertible note and their shares of Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, and make a cash payment of $2.0 million to us, for 100,000 shares of Series G Preferred Stock, with an aggregate liquidation preference of $18,736,452, which are convertible into an aggregate of 5,560,138 shares of our common stock at a conversion price of $3.37 per share. The Investors retained their shares of our common stock and the Series E Preferred Stock that they held at the time of the consummation of the Exchange Agreement.  Other than with respect to conversion price and liquidation preference, the Series G Preferred Stock has substantially the same terms with our outstanding Series E Preferred Stock, including the restrictive covenants contained therein as modified as set forth in the Exchange Agreement. However, the Investors are prohibited from converting the Series G Preferred Stock into shares of our common stock to the extent that, as a result of such conversion, the Investors would own more than 4.99% of the total number of our shares of common stock then issued and outstanding. The shares of Series G Preferred Stock are entitled to vote on an as-converted basis with respect to the number of shares of common stock into which they are convertible, based upon an assumed conversion price, solely for the purpose of the voting rights, equal to $7.93, the closing price of our common stock on August 14, 2019, and the Series E Preferred Stock was modified to provide for similar rights to vote on an as-converted basis. We closed this transaction, filed our Certificate of Designation of the Series G Preferred Stock and Second Amended and Restated Certificate of Designation of the Series E Preferred Stock with the Secretary of State of the State of Delaware on September 5, 2019 and issued the Series G Preferred Stock on September 6, 2019.

As a result of the Exchange Agreement, we recognized a deemed dividend of $26,733,098. The deemed dividend was comprised of (1) a beneficial conversion related to the 10% secured senior convertible note recognized at extinguishment; (2) the difference between the allocated fair value of the Series G Preferred Stock issued and the carrying values of the 10% secured senior convertible note, the Series C-2 Preferred Stock, Series D Preferred Stock and Series F Preferred Stock; (3) the difference between the fair value of the exchanged warrants before and after the Exchange Agreement; and (4) the difference between the fair value and the carrying value of Series E Preferred Stock, less the fair value of the Series E warrants that were cancelled as part of the Exchange Agreement.

On September 25, 2019, we entered into a letter agreement with several holders, each referred to as a Holder, of several Series B Warrants, that we had issued on May 3, 2017, and amended on September 20, 2019, referred to as a Letter Agreement. Pursuant to each Letter Agreement, we agreed to reduce the exercise price of each Holder’s Series B Warrants from $5.25 to $4.00, provided that the Holder exercised its Series B Warrants for cash at the time of entry into such Letter Agreement. Each Holder exercised its Series B Warrants in full and we issued an aggregate of 1,224,263 shares of our Common Stock to them. We received net proceeds of approximately $4.9 million. As a result of the modification of the exercise price of these warrants, we recognized a deemed dividend of $369,500 on our condensed consolidated statement of operations and comprehensive loss.

In September 2019, our registration with the Saudi Arabia Food and Drug Administration, or the SFDA, expired. As a result, we cannot sell Neutrolin in Saudi Arabia. We intend to complete the documentation required to renew our registration with the SFDA, however, we cannot predict how long the renewal process will take. There is no assurance that the registration will be renewed by the SFDA.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we continue the close out of our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with catheters, prepare and submit a NDA for Neutrolin to the FDA, commence pre-launch commercial activities for Neutrolin for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of September 30, 2019, we had an accumulated deficit of approximately $190.0 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through September 30, 2019, we have funded our operations primarily through debt and equity financings.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, or CRO, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All R&D is expensed as incurred.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on completing the necessary requirements for filing an NDA for Neutrolin in the U.S. as well as on continuing sales in foreign markets where Neutrolin is approved. In December 2015, we signed an agreement with a CRO, to help us conduct our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. During 2018, we contested a substantial amount of the unpaid clinical trial expense due to the unexpected delay and additional costs we incurred in preparing for the interim analysis of the LOCK-IT-100 study. In November 2018, we signed a settlement agreement with the CRO. In parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO would provide to us related to the closeout of the study. The budgeted amount of the new work order was approximately $1.4 million, which has been completed.

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

Foreign Currency Exchange Transaction Gain (Loss)

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than our functional currency and is reported in the condensed consolidated statement of operations as a separate line item within other income (expense). The intercompany loans outstanding between our company based in New Jersey and our subsidiary based in Germany are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. As such, unrealized foreign exchange movements related to long-term intercompany loans are recorded in other comprehensive income (loss).

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on our convertible debt, amortization of debt discount and on financing of expenditures.

Results of Operations

Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018

The following is a tabular presentation of our consolidated operating results:

	For the Three Months Ended September 30,		% Increase	For the Nine Months Ended September 30,		% Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Revenue	$59,530	$372,514	(84)%	$258,488	$403,274	(36)%
Cost of sales	(79,026)	(312,434)	(75)%	(327,109)	(374,672)	(13)%
Gross profit (loss)	(19,496)	60,080	(132)%	(68,621)	28,602	(340)%
Operating Expenses:
Research and development	(2,520,992)	(8,289,094)	(70)%	(8,375,896)	(23,169,750)	(64)%
Selling, general and administrative	(2,631,027)	(2,012,439)	31%	(7,187,535)	(5,861,279)	23%
Total operating expenses	(5,152,019)	(10,301,533)	(50)%	(15,563,431)	(29,031,029)	(46)%
Loss from operations	(5,171,515)	(10,241,453)	(50)%	(15,632,052)	(29,002,427)	(46)%
Interest income	92,094	5,411	1602%	246,880	30,383	713%
Foreign exchange transaction loss	(12,997)	(77)	(16779)%	(23,283)	(4,230)	450%
Interest expense, including amortization of debt discount	(172,429)	-	100%	(781,212)	(1,873)	41609%
Total other income (expense)	(93,332)	5,334	(1850)%	(557,615)	24,280	(2397)%
Loss before income taxes	(5,264,847)	(10,236,119)	(49)%	(16,189,667)	(28,978,147)	(44)%
Tax benefit	-	-	-	5,060,778	-	100%
Net loss	(5,264,847)	(10,236,119)	(49)%	(11,128,889)	(28,978,147)	(62)%
Other comprehensive income (loss)	(2,339)	(6,405)	(63)%	5,479	(7,435)	(174)%
Comprehensive loss	$(5,267,186)	$(10,242,524)	(49)%	$(11,123,410)	$(28,985,582)	(62)%

Revenue. Revenue for the three months ended September 30, 2019 was $60,000 as compared to $373,000 in the same period last year, a decrease of $313,000. The decrease was attributable to decreased sales in the Middle East of $352,000, partially offset by higher sales in the European Union of $40,000. The sales decrease in the Middle East was mainly due to the expiration of our registration with the Saudi Arabia Food and Drug Administration. The registration must be renewed in order for us to continue selling in Saudi Arabia.

Revenue for the nine months ended September 30, 2019 was $258,000 as compared to $403,000 in the same period last year, a decrease of $145,000. The decrease was attributable to decreased sales in the Middle East of $179,000, partially offset by higher sales in the European Union of $35,000. The sales decrease in the Middle East was mainly due to the expiration of our registration with the Saudi Arabia Food and Drug Administration.

Cost of Sales. Cost of sales was $79,000 for the three months ended September 30, 2019 compared to $312,000 in the same period last year, a decrease of $233,000. The decrease was primarily attributable to the decrease in cost of materials of $195,000 as a result of lower sales and a decrease in the cost related to stability studies of $35,000.

Cost of sales was $327,000 for the nine months ended September 30, 2019 compared to $375,000 in the same period last year, a decrease of $48,000. The decrease was primarily attributable to the decrease in the cost related to stability studies of $53,000 and a decrease in cost of materials of $27,000 as a result of lower sales, partially offset by the write-off of expired raw material of $39,000.

Research and Development Expense. R&D expense was $2,521,000 for the three months ended September 30, 2019, a decrease of $5,768,000, or 70%, from $8,289,000 for the three months ended September 30, 2018. The decrease was primarily attributable to the winding down of our LOCK-IT-100 clinical trial.

R&D expense was $8,376,000 for the nine months ended September 30, 2019, a decrease of $14,794,000, or 64%, from $23,170,000 for the nine months ended September 30, 2018. The decrease was primarily attributable to the winding down of our LOCK-IT-100 clinical trial.

Selling, General and Administrative Expense. SG&A expense was $2,631,000 for the three months ended September 30, 2019, an increase of $619,000, or 31%, from $2,012,000 for the three months ended September 30, 2018. The increase was primarily attributable to higher non-cash charges for stock-based compensation of $216,000, an increase in insurance expense of $142,000, an increase in personnel expenses of $141,000, mainly due to additional hires, and an increase in consulting fees of $120,000, mainly due to fees related to recruitment of additional personnel.

SG&A expense was $7,188,000 for the nine months ended September 30, 2019, an increase of $1,327,000, or 23%, from $5,861,000 for the nine months ended September 30, 2018. The increase was primarily attributable to higher non-cash charges for stock-based compensation of $649,000, an increase in consulting fees of $546,000, mainly due to fees related to recruitment of additional personnel, an increase in personnel expenses of $437,000, mainly due to additional hires, and an increase in marketing and research studies of $224,000, partially offset, among other items of lesser significance, by reduction in legal fees related to taurolidine litigation of $297,000, lower costs related to business development activities of $113,000, and reduced selling and distribution expenses in the EU of $104,000.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction loss of $13,000 was recorded for the three months ended September 30, 2019 compared to a minimal loss for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Foreign exchange transaction losses were recorded for the nine months ended September 30, 2019 and 2018 of $23,000 and $4,000, respectively. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Income. Interest income was $92,000 for the three months ended September 30, 2019 compared to $5,000 for the same period last year, an increase of $87,000. The increase was attributable to higher average interest-bearing cash balances and short-term investments during the third quarter of 2019 as compared to the same period in 2018.

Interest income was $247,000 for the nine months ended September 30, 2019 compared to $30,000 for the same period last year, an increase of $217,000. The increase was attributable to higher average interest-bearing cash balances and short-term investments during the nine months ending September 30, 2019 as compared to the same period in 2018.

Interest Expense. Interest expense was $172,000 for the three months ended September 30, 2019 due primarily to the amortization of debt discount and non-cash interest expense recognized in connection with the senior secured convertible note issued in December 2018. There was no interest expense recognized for the three months ended September 30, 2018.

Interest expense was $781,000 for the nine months ended September 30, 2019 compared to $2,000 for the same period last year. The increase is due primarily to the amortization of debt discount and non-cash interest expense recognized in connection with the senior secured convertible note issued in December 2018.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in losses of $2,000 and $6,000 for the three months ended September 30, 2019 and 2018, respectively.

Unrealized foreign exchange movements related to long-term loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment resulted in a gain of $5,000 and a loss of $7,000 for the nine months ended September 30, 2019 and 2018, respectively.

Tax Benefit. Tax benefit for the nine months ended September 30, 2019 of $5,061,000 represents an income tax benefit due to the sale of our unused NOL through the NJEDA Technology Business Tax Certificate Transfer program. No unused NOL was sold during the three months ended September 30, 2019 and 2018 and during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the nine months ended September 30, 2019, we received net proceeds of $15,235,000 from the issuance of 1,768,012 shares of common stock under our at-the-market-issuance sales agreement, $8,658,000 and $118,000 from the exercise of warrants and stock options and $2,000,000 in connection with the Exchange Agreement, respectively. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

In April 2019, we received approximately $5,100,000, net of expenses, from the sale of a portion of our unused New Jersey NOL. The NOL was sold through the NJEDA Technology Business Tax Certificate Transfer program, which allowed us to sell approximately $5,400,000 of our total $6,100,000 in available NOL tax benefits to two unrelated, profitable New Jersey corporations.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $11,167,000 as compared to $16,500,000 for the same period in 2018, a decrease in net cash use of $5,333,000.  The decrease was mainly attributable to the decrease in net loss of $17,849,000, primarily driven by decreased research and development expenses due to the winding down of our LOCK-IT-100 clinical trial which began in the fourth quarter of 2018, the sale of our unused NOL during the nine months ended September 30, 2019 and increases in non-cash stock-based compensation. The decrease was partially offset by decreases in accounts payable and accrued expenses for the nine months ended September 30, 2019 of $1,534,000 and $1,212,000, respectively, as compared to increases in accounts payable and accrued expenses for the same period in 2018 of $6,075,000 and $5,481,000, respectively.

Net Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $12,317,000 as compared to $1,555,000 of cash provided by investing activities for the same period in 2018. The increase in cash used during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to the purchase of short-term investments in 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $26,010,000 as compared to $11,013,000 for the same period in 2018. During the nine months ended September 30, 2019, we generated net proceeds of $15,235,000 from the sale of our common stock in our at-the-market, or ATM program, $8,658,000 from the exercise of warrants, $2,000,000 as part of the exchange agreement, and $118,000 from the exercise of stock options. In comparison to the same period in 2018, the net proceeds we generated in the amount of $11,013,000 was from the sale of our common stock in our ATM program.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of September 30, 2019 was $32.4 million, excluding restricted cash of $0.2 million, compared with $17.6 million at December 31, 2018. As of the date of this report, we have approximately $4.6 million available under our current ATM program and approximately $30.3 million available under our current shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. We may utilize our ATM program, if conditions allow, to support our activities in connection with our planned filing of the NDA for Neutrolin and for activities required for commercial launch of Neutrolin, as well as general corporate expenses.

Because our business has not generated positive operating cash flow, additional capital will be required in order to fund pre-commercial launch activities for Neutrolin, as well as other taurolidine-based research and development activities and our operations generally. Our continued operations will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

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

Sales of Neutrolin outside the U.S. are not expected to generate significant product revenues for the foreseeable future, and while we expect to grow product sales for Neutrolin in the U.S., should we receive FDA approval, such approval is not anticipated before the second half of 2020. In the absence of significant revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we close out our LOCK-IT-100 clinical trial, increase other activities leading to the preparation and submission of an NDA and commercialize upon approval, pursue business development activities, and incur additional legal costs to defend our intellectual property.

We currently estimate that as of September 30, 2019 we have sufficient cash on hand to fund operations into the first quarter of 2021, including the submission of the NDA for Neutrolin and initial preparations for commercial launch. Additional financing will be required to build out our commercial infrastructure and to continue our operations should we decide to market and sell Neutrolin in the U.S. on our own. We currently anticipate that FDA marketing approval for Neutrolin could be received in the second half of 2020. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of Neutrolin. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements included in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Stock-Based Compensation

We account for stock options according to the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, No. 718, “Compensation — Stock Compensation”, or ASC 718.  Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award using a Black-Scholes option pricing model for options with service or performance-based conditions, and is recognized as expense over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with ASC 718 and ASC No. 505-50, “Equity-Based Payments to Non-Employees”, or ASC 505. The non-cash charge to operations for non-employee options with time-based vesting provisions is based on the fair value of the options remeasured each reporting period and amortized to expense over the related vesting period. The non-cash charge to operations for non-employee options with performance based vesting provisions is recorded when the achievement of the performance condition is probable and remeasured each reporting period until the performance condition is achieved.

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

Deferred Revenue

In August 2014, we entered into an exclusive distribution agreement, referred to as the Wonik Agreement, with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in Korea. Upon execution of the Wonik Agreement, Wonik paid us a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in the Republic of Korea, referred to as the Territory. Product registration in the Territory is contingent upon the marketing approval of Neutrolin in the U.S. The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Wonik Agreement. We recognized $2,200 and $6,600 of revenue related to the Wonik Agreement for the three and nine months ended September 30, 2019 and 2018, respectively.

Inventory Valuation

We engage third parties to manufacture and package inventory held for sale and warehouse such goods until packaged for final distribution and sale. Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life. In evaluating the recoverability of our inventories, we consider the probability that revenue will be obtained from the future sale of the related inventory and, if required, will write down inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in our condensed consolidated statements of operations.

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

Short-Term Investments

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value of our investments are determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with maturities of more than 90 days but less than 12 months. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense) on the condensed consolidated statements of operations and comprehensive income (loss). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year, if any, are classified as short-term based on management’s intent to fund current operations with these securities or to make them available for current operations. For declines, if any, in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. We consider available evidence in evaluating potential impairments of our investments, including the duration and extent to which fair value is less than cost and, for equity securities, our ability and intent to hold the investments.

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

Recent Authoritative Pronouncements

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and provides that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We are assessing the impact of adopting this guidance on our condensed consolidated financial statements.

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We are assessing the impact of adopting this guidance on our condensed consolidated financial statements.

In June 2016, the FASB issued new guidance which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted beginning in the first quarter of fiscal year 2019. We are evaluating the impact of adopting this guidance on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2019.  Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On September 9, 2014, we filed in the District Court of Mannheim, Germany a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs, referred to as the Defendants claiming infringement of our European Patent EP 1 814 562 B1, which was granted by the EPO on January 8, 2014, or the Prosl European Patent. The Prosl European Patent covers a low dose heparin catheter lock solution for maintaining patency and preventing infection in a hemodialysis catheter. In this action, we claim that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent. We believe that our patent is sound, and are seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step. We cannot predict what other defenses the Defendants may raise, or the ultimate outcome of either of these related matters.

In the same complaint against the same Defendants, we also alleged an infringement (requesting the same remedies) of NDP’s utility model DE 20 2005 022 124 U1, referred to as the Utility Model, which we believe is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model claims are now being tried separately. TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office, or German PTO based on the similar arguments as those in the opposition against the Prosl European Patent.

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration by the EPO of the validity and possible infringement of the Prosl European Patent. We filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. Furthermore, it has no bearing on the ongoing consideration by the EPO of the validity and possible infringement of the Prosl European Patent.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court’s interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The court made no rulings from the bench, and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested us to further specify our requests and to further substantiate in even more detail which know-how was provided by Biolink (the company who developed Neutrolin that was acquired by ND Partners) to TauroPharm by whom and when. The court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe firmly that our claims are well-founded. We have therefore appealed in January 2019 and filed our grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which our legal counsel brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the court issued an evidentiary order on September 27, 2019 ordering an expert opinion. Next steps will be taken after the receipt of the expert opinion.

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description

3.1	Certificate of Designation of the Series G Convertible Preferred Stock of CorMedix Inc., dated September 5, 2019 (incorporated by reference to Exhibit 3.1 to CorMedix Inc.’s Current Report on Form 8-K filed on September 11, 2019).

3.2	Second Amended and Restated Certificate of Designation of the Series E Convertible Preferred Stock of CorMedix Inc., dated September 5, 2019 (incorporated by reference to Exhibit 3.2 to CorMedix Inc.’s Current Report on Form 8-K filed on September 11, 2019).

10.1	Securities Exchange Agreement, dated August 14, 2019, by and among CorMedix Inc. and each of the entities named therein (incorporated by reference to Exhibit 10.1 to CorMedix Inc.’s Current Report on Form 8-K filed on August 15, 2019).

10.2	Amended and Restated Registration Rights Agreement dated September 6, 2019, by and among CorMedix Inc. and Manchester Securities Corp., Elliott International, L.P. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.1 to CorMedix Inc.’s Current Report on Form 8-K filed on September 11, 2019).

10.3	Form of Amendment, dated September 20, 2019, to Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017 (incorporated by reference to Exhibit 10.1 to CorMedix Inc.’s Current Report on Form 8-K filed on September 20, 2019).

10.4	Form of Letter Agreement, dated September 25, 2019 (incorporated by reference to Exhibit 10.1 to CorMedix Inc.’s Current Report on Form 8-K filed on September 25, 2019).

10.5	Executive Employment Agreement, dated and effective September 26, 2019, between CorMedix Inc. and Khoso Baluch (incorporated by reference to Exhibit 10.1 to CorMedix Inc.’s Current Report on Form 8-K filed on October 1, 2019).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from CorMedix Inc. Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: November 14, 2019	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer)