Form 10-Q
period 2020-03-31
CorMedix Inc.
filed 2020-05-11
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the issuer’s common stock, as of May 7, 2020 was 26,127,171.

CORMEDIX INC. AND SUBSIDIARY

i

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$12,204,569	$16,350,237
Restricted cash	171,593	174,950
Short-term investments	10,983,190	11,984,157
Trade receivables	7,311	35
Inventories, net	294,908	338,465
Prepaid research and development expenses	37,507	34,831
Security deposit	20,000	20,000
Other prepaid expenses and current assets	3,561,972	446,415
Total current assets	27,281,050	29,349,090
Property and equipment, net	118,639	126,820
TOTAL ASSETS	$27,399,689	$29,475,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,333,086	$1,024,280
Accrued expenses	4,470,895	4,800,486
Deferred revenue	-	2,206
Total current liabilities	5,803,981	5,826,972
Operating lease liabilities, net of current portion	2,258	2,678
TOTAL LIABILITIES	5,806,239	5,829,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 241,623 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	242	242
Common stock - $0.001 par value: 160,000,000 shares authorized; 26,127,067 and 25,665,350 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	26,127	25,665
Accumulated other comprehensive income	90,736	97,257
Additional paid-in capital	222,455,084	218,944,268
Accumulated deficit	(200,978,739)	(195,421,172)
TOTAL STOCKHOLDERS’ EQUITY	21,593,450	23,646,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,399,689	$29,475,910

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue
Net sales	$74,054	$163,692
Cost of sales	(48,517)	(226,955)
Gross profit (loss)	25,537	(63,263)

Operating Expenses
Research and development	(2,472,117)	(2,874,996)
Selling, general and administrative	(3,165,168)	(1,984,922)
Total operating expenses	(5,637,285)	(4,859,918)

Loss From Operations	(5,611,748)	(4,923,181)
Other Income (Expense)
Interest income	63,678	58,822
Foreign exchange transaction loss	(3,221)	(1,477)
Interest expense	(6,276)	(302,048)
Total other income (expense)	54,181	(244,703)

Net Loss	(5,557,567)	(5,167,884)
Other Comprehensive Loss
Unrealized loss from investment	(5,633)	(1,008)
Foreign currency translation loss	(888)	(305)
Total other comprehensive loss	(6,521)	(1,313)

Comprehensive Loss	$(5,564,088)	$(5,169,197)

Net Loss Per Common Share – Basic and Diluted	$(0.21)	$(0.22)

Weighted Average Common Shares Outstanding – Basic and Diluted	26,059,625	23,074,049

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2020

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2019	25,665,350	$25,665	241,623	$242	$97,257	$218,944,268	$(195,421,172)	$23,646,260
Stock issued in connection with ATM sale of common stock, net	368,144	368	-	-	-	2,469,569	-	2,469,937
Stock issued in connection with warrants exercised	91,500	92	-	-	-	411,659	-	411,751
Payment of financing fees						(47,024)	-	(47,024)
Issuance of vested restricted stock	2,073	2	-	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	-	676,614	-	676,614
Other comprehensive loss	-	-	-	-	(6,521)	-	-	(6,521)
Net loss	-	-	-	-	-	-	(5,557,567)	(5,557,567)
Balance at March 31, 2020	26,127,067	$26,127	241,623	$242	$90,736	$222,455,084	$(200,978,739)	$21,593,450

For the three months ended March 31, 2019

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at December 31, 2018	21,775,173	$21,775	419,585	$420	$96,522	$183,803,637	$(178,988,098)	$4,934,256

Stock issued in connection with ATM sale of common stock, net	1,768,012	1,768	-	-	-	15,232,761	-	15,234,529
Stock issued in connection with warrants exercised	119,220	119	-	-	-	620,161	-	620,280
Stock issued in connection with stock options exercised	35,840	36	-	-	-	112,730	-	112,766
Conversion of Series C-3 non-voting preferred stock to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Issuance of vested restricted stock	6,667	7	-	-	-	(7)	-	-
Issuance of common stock as a result of reverse stock split rounding	6,722	7	-	-	-	(7)	-	-
Stock-based compensation	-	-	-	-	-	809,331	-	809,331
Other comprehensive loss	-	-	-	-	(1,313)		-	(1,313)
Net loss	-	-	-	-	-		(5,167,884)	(5,167,884)

Balance at March 31, 2019	23,811,634	$23,812	369,585	$370	$95,209	$200,578,556	$(184,155,982)	$16,541,965

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,557,567)	$(5,167,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	676,614	809,331
Amortization of debt discount	-	114,548
Non-cash interest expense	-	187,500
Depreciation	17,677	20,093
Changes in operating assets and liabilities:
Increase in trade receivables	(7,296)	(23,983)
Decrease in inventory	47,158	8,917
(Increase) decrease in prepaid expenses and other current assets	(3,121,838)	114,891
Increase (decrease) in accounts payable	309,025	(1,126,565)
Decrease in accrued expenses	(328,493)	(2,302,112)
Decrease in deferred revenue	(2,206)	(2,206)
Net cash used in operating activities	(7,966,926)	(7,367,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,799,033)	(7,966,821)
Maturity of short-term investments	4,794,369	21,263
Purchase of equipment	(9,918)	(19,219)
Net cash provided by (used in) investing activities	985,418	(7,964,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	2,469,937	15,234,529
Proceeds from exercise of warrants	411,751	620,280
Payments of financing fees	(47,024)	-
Proceeds from exercise of stock options	-	112,766
Net cash provided by financing activities	2,834,664	15,967,575

Foreign exchange effect on cash	(2,181)	(2,099)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,149,025)	633,229
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	16,525,187	17,795,323
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$12,376,162	$18,428,552
Cash paid for interest	$6,276	$-
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$-	$50
Unrealized loss from investments	$5,633	$1,008
Issuance of common stock for vested restricted stock units	$2	$7

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. The Company’s primary focus is on the development of its lead product candidate, Neutrolin®, for potential commercialization in the United States (“U.S.”) and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize Neutrolin. Neutrolin is a novel anti-infective solution (a formulation of taurolidine 1.35%, citrate 3.5%, and heparin 1000 u/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters (“CVCs”) in clinical settings such as hemodialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among hemodialysis, critical care/intensive care and cancer patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous (“IV”) antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. The Company believes Neutrolin addresses a significant unmet medical need and a potential large market opportunity.

In late 2013, the Company met with the U.S. Food and Drug Administration (“FDA”), to determine the pathway for U.S. marketing approval of Neutrolin as a new drug to prevent catheter-related blood stream infections (“CRBSIs”) in patients with end stage renal disease who are receiving hemodialysis through a CVC. In January 2015, the FDA designated Neutrolin as Fast Track, which is a program designed to facilitate development of drugs that are intended to address an unmet medical need and provides eligibility for priority review of the marketing application. Also, in January 2015, the FDA designated Neutrolin as a Qualified Infectious Disease Product (“QIDP”), which provides an additional five years of marketing exclusivity that is added to the five years granted to a New Chemical Entity upon approval of a New Drug Application (“NDA”).

The Company launched its Phase 3 clinical trial LOCK-IT-100 in patients with hemodialysis catheters in the U.S. in December 2015. The clinical trial was a multicenter, double-blind study to demonstrate the safety and effectiveness of Neutrolin compared to the standard of care, heparin, in preventing CRBSIs. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor (“tPA”) or removal of catheter due to dysfunction, and removal of catheter for any reason.

In July 2018, 28 potential cases of CRBSI were identified in LOCK-IT-100 that occurred through early December 2017. As previously agreed with the FDA, an interim efficacy analysis was performed. Based on these first 28 cases, there was a highly statistically significant 72% reduction in CRBSI by Neutrolin relative to the active control of heparin (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the study was terminated early. Following discussions with the FDA, the Company proceeded with an orderly termination of LOCK-IT-100. The study had continued enrolling and treating subjects until study termination, and the final efficacy and safety analyses were based on a total of 795 subjects.

In late January 2019, the Company announced the topline results of the full data set of LOCK-IT-100. In a total of 41 cases, there was a 71% reduction in CRBSI by Neutrolin relative to the heparin control, which was highly statistically significant (p=0.0006), with a good safety profile.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The FDA granted the Company’s request for a rolling submission and review of the NDA, which is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of the NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and study sites that has demonstrated a clinically meaningful and statistically very persuasive effect on a disease with potentially serious outcome. In March 2020, the Company began the modular submission process for the NDA for Neutrolin for the prevention of CRBSI in hemodialysis patients. The Company has not been informed of any delays by the FDA in the review of the NDA, but the FDA has limited international and domestic travel due to COVID-19, and pre-approval inspections are required for manufacturing sites. The Company still believes that it is on schedule for the potential approval of the NDA during the second half of 2020, however, disruptions incurred by the FDA may result in a delay.

The FDA also agreed that the Company could request consideration of Neutrolin for approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”). LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients. Given that the LPAD pathway provides for a streamlined clinical development program for a limited population that may involve smaller, shorter, or fewer clinical trials, we believe that LPAD will provide additional flexibility for the FDA to approve Neutrolin to prevent CRBSIs in the limited population of patients with end-stage renal disease receiving hemodialysis through a central venous catheter.

In March 2020, the Company was granted by the FDA a deferral under the Pediatric Research Equity Act (“PREA”) that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in Neutrolin, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. CorMedix has made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which would provide an additional six months of marketing exclusivity. Neutrolin would then have the potential to receive a total marketing exclusivity period of 10.5 years.

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

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands (“MEB”), granted a label expansion for Neutrolin for these same expanded indications for the EU. In December 2014, the Company received approval from the Hessian District President in Germany to expand the label to include use in oncology patients receiving chemotherapy, IV hydration and IV medications via CVC. The expansion also adds patients receiving medication and IV fluids via CVC in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral nutrition was also approved.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to Neutrolin, the Company is sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. The Company may seek one or more strategic partners or other sources of capital to help with the development and commercialization of taurolidine for the treatment of neuroblastoma in children. The Company is also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. Based on initial feasibility work, the Company is advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials and hydrogels. The Company will seek to establish development/commercial partnerships as these programs advance.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of the Company’s offices, clinical trial sites, key vendors and partners. The Company’s clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect its business, financial condition and results of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2020 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020. The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements included in such Form 10-K.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This adoption on January 1, 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. This adoption on January 1, 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. This adoption on January 1, 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2019, the FASB issued new guidance which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in FASB’s Accounting Standards Codification (“ASC”) 718. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. This adoption on January 1, 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Authoritative Pronouncements

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

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2020, the Company had an accumulated deficit of $201.0 million, and incurred losses from operations of $5.6 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively. The Company currently estimates that as of March 31, 2020 it has sufficient cash, cash equivalents and short-term investments on hand to fund operations through the second quarter of 2021, after taking into consideration, the receipt of net proceeds from the sale of its net operating loss carryforwards, the refund of the advance payment of the NDA application fee, additional costs related to the submission of the NDA for Neutrolin and initial preparations for commercial launch. The Company currently anticipates that the FDA marketing approval for Neutrolin could be received in the second half of 2020.

In April 2020, the Company received approximately $5.2 million, net of expenses, from the sale of a portion of its unused New Jersey net operating losses (“NOL”). The NOL was sold through the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program, which allowed the Company to sell approximately $5.5 million of its total $6.0 million in available NOL tax benefits for the state fiscal year 2019.

In April 2020, the Company received from the FDA the refund for the NDA application fee in the amount of $2.9 million. The Company met the conditions of the Federal Food, Drug, and Cosmetic Act for the small business waiver of the user fees and its request for a waiver of an application user fee was granted by the FDA.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, to commercially launch Neutrolin upon NDA approval, and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. At March 31, 2020, the Company had approximately $2.1 million available under its current ATM program and $30.3 million available under its current shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$12,204,569	$16,350,237
Restricted cash	171,593	174,950
Total cash, cash equivalents and restricted cash	$12,376,162	$16,525,187

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2020 or December 31, 2019.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2020 and December 31, 2019, all of the Company’s investments had contractual maturities of less than one year. As of March 31, 2020, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2020:

Money Market Funds included in Cash Equivalents	$1,567,300	$-	$-	$1,567,300
U.S. Government Agency Securities	1,697,380	-	8,249	1,705,629
Corporate Securities	7,348,280	(15,384)	710	7,333,606
Commercial Paper	1,942,894	(65)	1,126	1,943,955
Subtotal	10,988,554	(15,449)	10,085	10,983,190
Total March 31, 2020	$12,555,854	$(15,449)	$10,085	$12,550,490

December 31, 2019:

Money Market Funds included in Cash Equivalents	$3,472,043	$-	$51	$3,472,094
U.S. Government Agency Securities	2,691,091	(42)	869	2,691,918
Corporate Securities	6,058,265	(1,438)	440	6,057,267
Commercial Paper	3,234,583	(16)	405	3,234,972
Subtotal	11,983,939	(1,496)	1,714	11,984,157
Total December 31, 2019	$15,455,982	$(1,496)	$1,765	$15,456,251

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2020:

Money Market Funds and Cash Equivalents	$1,567,300	$1,567,300	$-	$-
U.S. Government Agency Securities	1,705,629	1,705,629	-	-
Corporate Securities	7,333,606	-	7,333,606	-
Commercial Paper	1,943,955	-	1,943,955	-
Subtotal	10,983,190	1,705,629	9,277,561	$-
Total March 31, 2020	$12,550,490	$3,272,929	$9,277,561	$-

December 31, 2019:

Money Market Funds and Cash Equivalents	$3,472,094	$3,472,094	$-	$-
U.S. Government Agency Securities	2,691,918	2,691,918	-	-
Corporate Securities	6,057,267	-	6,057,267	-
Commercial Paper	3,234,972	-	3,234,972	-
Subtotal	11,984,157	2,691,918	9,292,239	-
Total December 31, 2019	$15,456,251	$6,164,012	$9,292,239	$-

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

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

As of March 31, 2020, and December 31, 2019, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4). The Company was required by the District Courts of Mannheim to provide security deposit of an aggregate of approximately €110,000 to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The company furthermore had to provide a deposit in the amount of €36,000 and €10,000 for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne.

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

Other prepaid expenses consist of the following:

	March 31, 2020	December 31, 2019
Refundable regulatory fee	$2,942,965	$-
Insurance expense	246,464	244,828
Subscription fees	183,734	97,983
Software costs	104,597	10,081
Other	84,212	93,523
Total	$3,561,972	$446,415

The Company met the conditions of the Federal Food, Drug, and Cosmetic Act for the small business waiver of the user fees and its request for a waiver of an application user fee was granted by the FDA. On April 29, 2020, the refund in the amount of $2,942,965 was received from the FDA.

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Neutrolin product. Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$6,893	$6,893
Finished goods	418,178	461,735
Inventory reserve	(130,163)	(130,163)
Total	$294,908	$338,465

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Professional and consulting fees	$287,560	$214,777
Accrued payroll and payroll taxes	660,243	1,287,047
Clinical trial related	2,455,141	2,435,953
Manufacturing development related	1,000,904	806,032
Other	67,047	56,677
Total	$4,470,895	$4,800,486

In December 2015, the Company contracted a clinical research organization (“CRO”) to help the Company conduct its LOCK-IT-100 Phase 3 multicenter, double-blind, randomized active control study to demonstrate the safety and effectiveness of Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease.

Through March 31, 2020, approximately $30.0 million of clinical trial expense has been recorded, of which approximately $27.4 million has been paid. During the quarters ended March 31, 2020 and 2019, the Company recognized $22,000 and $517,000, respectively, in research and development expense related to this agreement. At March 31, 2020, the Company had accrued approximately $2.5 million in accounts payable and accrued expenses.

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

	Three Months Ended March 31,
	2020	2019
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	104,000	408,000
Series D non-voting preferred stock	-	295,848
Series E non-voting preferred stock	391,953	391,953
Series F non-voting preferred stock	-	2,469,137
Series G non-voting preferred stock	5,560,137	-
Shares issuable upon conversion of convertible debt	-	1,000,000
Restricted stock units	417	19,917
Shares issuable for payment of deferred board compensation	35,303	29,427
Shares underlying outstanding warrants	183,148	3,199,788
Shares underlying outstanding stock options	1,720,937	1,212,974
Total potentially dilutive shares	7,995,895	9,027,044

Stock-Based Compensation

Share-based compensation cost for stock options granted to employees is measured at grant date using the Black-Scholes stock option pricing model in accordance with ASC No. 718, “Compensation-Stock Compensation”, based on the estimated fair value of the award for options with service or performance-based conditions and is recognized as expense over the requisite service period on a straight-line basis. For stock options with performance-based vesting provisions, share-based compensation cost is recorded when the achievement of the performance condition is probable.

Research and Development

Research and development costs are charged to expense as incurred. Research and development include fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated executive, human resources, facilities expenses and costs related to the manufacturing of the product that could potentially be available to support the commercial launch prior to marketing approval. The Company accrues for costs incurred as the services are being provided by monitoring the status of the activities and the invoices received from its external service providers. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

The Company is a party to a sales agreement with B. Riley dated March 9, 2018 for the sale of up to $14.7 million of the Company’s common stock under the Company’s ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70.0 million of the Company’s securities, which became effective on April 16, 2018. In November 2018, the ATM program amount was increased by $25.0 million. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. At March 31, 2020, the Company has approximately $2.1 million available under its current ATM program and $30.3 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program.

During the three months ended March 31, 2020 and 2019, the Company sold 368,144 and 1,768,012 shares of common stock under the ATM program, respectively, and realized net proceeds of approximately $2.5 million and $15.2 million, respectively.

During the quarter ended March 31, 2020, the Company issued an aggregate of 91,500 shares of its common stock upon exercise of warrants, resulting in net proceeds to the Company of $412,000.

During the quarter ended March 31, 2020, the Company issued an aggregate of 2,073 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors.

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

	As of March 31, 2020			As of December 31, 2019
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	52,000	$10.00	$520,000	52,000	$10.00	$520,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	100,000	$187.36	$18,736,452	100,000	$187.36	$18,736,452
Total	241,623		$23,665,904	241,623		$23,665,904

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

During the three months ended March 31, 2020, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 380,234 shares of the Company’s common stock under the 2019 Stock Incentive Plan. The weighted average exercise price of these options is $5.91 per share.

During the three months ended March 31, 2020 and 2019, total compensation expense for stock options issued to employees, directors, officers and consultants was $670,000 and $759,000, respectively.

As of March 31, 2020, there was approximately $2,828,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.6 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model with the following assumptions, for the three months ended March 31, 2020:

Expected term, years	5 - 10
Volatility	102.73% - 107.87%
Dividend yield	0.0%
Risk-free interest rate	1.16% - 1.67%
Weighted average grant date fair value of options granted during the period	$ 4.47

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

The following table summarizes the Company’s stock options activity and related information for the three months ended March 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,376,394	$8.98	6.8	$1,232,545
Granted	380,234	$5.91		$-
Forfeited	(28,800)	$9.01		$-
Expired	(6,891)	$12.53		$-
Exercised	-	-		$-
Outstanding at end of period	1,720,937	$8.28	7.1	$205,943
Exercisable at end of period	1,037,899	$8.94	5.8	$156,570

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price. There were no stock options exercised during the three months ended March 31, 2019.

Restricted Stock Units

During the three months ended March 31, 2020, the Company issued an aggregate of 2,073 shares of its common stock upon the vesting of RSUs issued to the Company’s board of directors.

During the three months ended March 31, 2020 and 2019, compensation expense recorded for the RSUs was $7,000 and $50,000, respectively. Unrecognized compensation expense for these RSUs amounted to $3,000. The expected weighted average period for the expense to be recognized is 0.18 years.

Warrants

During the three months ended March 31, 2020 and 2019, the Company issued an aggregate of 91,500 and 119,220 shares of its common stock upon exercise of warrants, respectively, resulting in net proceeds to the Company of $412,000 and $620,000, respectively.

As of March 31, 2020, there were 183,148 outstanding warrants with a weighted average exercise price of $4.96 per share and a weighted average remaining contractual life of 2.4 years.

Note 4 — Commitments and Contingencies:

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

The Court issued its decisions on May 8, 2015, staying both proceedings. In its decisions, the Court found that the commercialization by TauroPharm in Germany of its TauroLock catheter lock solutions Hep100 and Hep500 infringes both the Prosl European Patent and the Utility Model and further that there is no prior use right that would allow TauroPharm to continue to make, use or sell its product in Germany. However, the Court declined to issue an injunction in favor of the Company that would preclude the continued commercialization by TauroPharm based upon its finding that there is a sufficient likelihood that the EPO, in the case of the Prosl European Patent, or the German PTO, in the case of the Utility Model, may find that such patent or utility model is invalid. Specifically, the Court noted the possible publication of certain instructions for product use that may be deemed to constitute prior art. As such, the District Court determined that it will defer any consideration of the request by the Company for injunctive and other relief until such time as the EPO or the German PTO made a final decision on the underlying validity of the Prosl European Patent and the Utility Model. We expect that the complaint regarding the infringement of the Utility Model will be dismissed now that the German PTO has voided the Utility Model (see below). This does not, however, have a direct effect on the infringement proceedings concerning the Prosl European Patent.

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The Company filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, the Company filed a withdrawal on the complaint on the German utility model, thereby waiving its claims on these proceedings. The Company estimates that the expense will be less than €40,000.

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm.  The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500.  The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company's legal team prepared the requested reply and produced the respective documentation. TauroPharm had also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The Court made no rulings from the bench and indicated that it is prepared to further examine the underlying facts of the Company's allegations. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested the Company to further specify its requests and to further substantiate in even more detail which know-how was provided by Biolink (the company who developed Neutrolin that was acquired by ND Partners) to TauroPharm by whom and when. The Court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The Court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the Court scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, the Company intends to continue to pursue this matter, and still believes firmly that its claims are well-founded. The Company therefore appealed in January 2019 and filed its grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which the legal counsel of the Company brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in the Company's favor but the Company has filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in the Company's submission. Next steps will be taken after the receipt of the supplementary expert opinion.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of March 31, 2020 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of March 31, 2020 and 2019. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended March 31, 2020 and 2019.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Note 5 — Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, is expected to commence in the third quarter of 2020 upon the Company’s occupation of the premises.

The Company entered into an operating lease for office space in Germany that began in July 2017. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease. The Company also has an operating lease for office equipment.

CORMEDIX INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2020 and 2019 was approximately $2,000, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At March 31, 2020, the Company has a total operating lease liability of $3,500. Approximately $1,500 and $2,000, respectively, are included in accrued expenses and operating lease liabilities, net of current portion on the condensed consolidated balance sheet. Operating ROU assets as of March 31, 2020 are $4,000 and are included in property and equipment, net on the condensed consolidated balance sheet.

For each of the three months ended March 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $2,000.

The weighted average remaining lease term as of March 31, 2020 and 2019 were 2.3 and 2.8 years, respectively, and the weighted average discount rate for operating leases was 10.0% each as of March 31, 2020 and 2019.

As of March 31, 2020, maturities of lease liabilities were as follows:

2020 (excluding the three months ended March 31, 2020)	$1,500
2021	2,000
2022	1,000
Total future minimum lease payments	4,500
Less imputed interest	(1,000)
Total	$3,500

Note 6 — Concentrations:

At March 31, 2020, 95% of net accounts receivable was due from three customers that exceeded 10% of the Company’s accounts receivable (40%, 40% and 15%) and at December 31, 2019, no net accounts receivable was due from a customer that exceeded 10% of the Company’s accounts receivable. During the three months ended March 31, 2020 and 2019, the Company had revenue from three customers that exceeded 10% of its total sales, 62%, 19% and 10% in 2020, and 64%, 19% and 10%, in for the same period in 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020.

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

Our primary focus is on the development of our lead product candidate, Neutrolin®, for potential commercialization in the United States, or U.S., and other key markets. We have in-licensed the worldwide rights to develop and commercialize Neutrolin. Neutrolin is a novel anti-infective solution (a formulation of 1.35% taurolidine, 3.5% citrate, and 1000 u/ml heparin) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, critical/intensive care, and oncology. Infection and thrombosis represent key complications among hemodialysis, critical care/intensive care and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe Neutrolin addresses a significant unmet medical need and a potential large market opportunity.

In December 2015, we launched our Phase 3 clinical trial in patients with hemodialysis catheters in the U.S. The Phase 3 clinical trial (“LOCK-IT-100”), was a prospective, multicenter, randomized, double-blind, active control trial, which aimed to demonstrate the efficacy and safety of Neutrolin compared to the standard of care, heparin, in preventing catheter-related bloodstream infections (“CRBSI”) in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor, or tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

In July 2018, as previously agreed with the FDA, an interim efficacy analysis was performed based on the first 28 cases. There was a 72% reduction in CRBSI (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the study was terminated early. In late January 2019, we announced the topline results of the full data set of the LOCK-IT-100 study. The study continued enrolling and treating subjects until study termination, and the final efficacy analysis was based on 41 cases from a total of 795 subjects. There was a 71% reduction in CRBSI (p=0.0006) with a good safety profile.

The FDA granted our request for a rolling submission and review of the NDA, which is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of the NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and study sites that has demonstrated a clinically meaningful and statistically very persuasive effect on prevention of a disease with potentially serious outcome.

In March 2020, we began the submission process of the NDA for Neutrolin for the prevention of CRBSIs in hemodialysis patients. We have not been informed of any delays by the FDA in the review of the NDA, but the FDA has limited international and domestic travel due to COVID-19, and pre-approval inspections are required for manufacturing sites. We still believe that we are on schedule for the potential approval of the NDA during the second half of 2020, however, disruptions incurred by the FDA may result in a delay.

In the European Union, or EU, Neutrolin is regulated as a Class 2 medical device. In July 2013, we received CE Mark approval for Neutrolin. In December 2013, we commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

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

In April 2020, we received approximately $5.2 million, net of expenses, from the sale of a portion of our unused New Jersey net operating losses, or NOL. The NOL was sold through the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program, which allowed us to sell approximately $5.5 million of our total $6.0 million in available NOL tax benefits for the state fiscal year 2019.

In April 2020, we received from the FDA the refund for the NDA application fee in the amount of $2.9 million. We met the conditions of the Federal Food, Drug, and Cosmetic Act for the small business waiver of the user fees and our request for a waiver of an application user fee was granted by the FDA.

In September 2019, our registration with the Saudi Arabia Food and Drug Administration, or the SFDA, expired. As a result, we cannot sell Neutrolin in Saudi Arabia. We intend to complete the documentation required to renew our registration with the SFDA, however, we cannot predict how long the renewal process will take. There is no assurance that the registration will be renewed by the SFDA.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare and submit a NDA for Neutrolin to the FDA, commence pre-launch commercial activities for Neutrolin for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of March 31, 2020, we had an accumulated deficit of approximately $201.0 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through March 31, 2020, we have funded our operations primarily through debt and equity financings.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, or CRO, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies; and (viii) costs related to the manufacturing of the product that could potentially be available to support the commercial launch prior to marketing approval. All R&D is expensed as incurred.

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We expect to incur significant R&D expenses for the foreseeable future in order to complete development of Neutrolin in the U.S., including the close out of our LOCK-IT-100 clinical trial and the ongoing filing of an NDA for Neutrolin.

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

In March 2020, we were granted by the FDA a deferral under the Pediatric Research Equity Act (“PREA”) that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in Neutrolin, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. CorMedix has made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients and has submitted a plan for the proposed pediatric study to the FDA for its review and approval. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which would provide an additional six months of market exclusivity. Neutrolin would then have the potential to receive a total marketing exclusivity period of 10.5 years.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended March 31,		% of Change Increase
	2020	2019	(Decrease)
Revenue	$74	$164	(55)%
Cost of sales	(49)	(227)	(79)%
Gross profit (loss)	25	(63)	140%
Operating Expenses:
Research and development	(2,472)	(2,875)	(14)%
Selling, general and administrative	(3,165)	(1,985)	59%
Total operating expenses	(5,637)	(4,860)	16%
Loss from operations	(5,612)	(4,923)	14%
Interest income	64	59	8%
Foreign exchange transaction loss	(3)	(1)	118%
Interest expense	(6)	(302)	(98)%
Net loss	(5,557)	(5,168)	8%
Other comprehensive loss	(7)	(1)	547%
Comprehensive loss	$(5,564)	$(5,169)	8%

Revenue. Revenue for the three months ended March 31, 2020 was $74,000 as compared to $164,000 in the same period last year, a decrease of $90,000. The decrease was attributable to decreased sales in the Middle East of $136,000, partially offset by higher sales in the European Union of $47,000. The sales decrease in the Middle East was mainly due to the expiration of our registration with the Saudi Arabia Food and Drug Administration. The registration must be renewed in order for us to continue selling in Saudi Arabia.

Cost of Sales. Cost of sales was $49,000 for the three months ended March 31, 2020 compared to $227,000 in the same period last year, a decrease of $178,000. The decrease was primarily attributable to the decrease in cost of materials as a result of decreased sales in the Middle East in addition to write-offs of expired raw material of $40,000 and the cost of replacement of expired product of $24,000 that occurred during the three months ended March 31, 2019.

Research and Development Expense. R&D expense was $2,472,000 for the three months ended March 30, 2020, a decrease of $403,000, or 14%, from $2,875,000 for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in clinical trial expenses of $871,000, mainly due to the closing of our LOCK-IT-100 clinical trial, a decrease of $103,000 in consulting fees, and a decrease in non-cash charges for stock-based compensation of $90,000, partially offset by $340,000 increase in costs related to the manufacturing of a raw material that could potentially be available to support the commercial launch of Neutrolin prior to marketing approval, an increase in personnel expenses of $209,000, mainly due to additional hires during the first quarter of this year and an increase in costs required for an NDA filing of $120,000.

Selling, General and Administrative Expense. SG&A expense was $3,165,000 for the three months ended March 31, 2020, an increase of $1,180,000, or 59%, from $1,985,000 for the three months ended March 31, 2019. The increase was primarily attributable to increases in: legal fees related to general corporate legal advice of $304,000; personnel expenses of $178,000, mainly due to additional hires; recruitment fees of $148,000, in search for additional personnel; insurance expenses of $143,000; accounting fees of $132,000, due to audit costs related to internal control on financial reporting; consulting fees of $87,000; board fees of $74,000, due to elimination of equity compensation; and increased costs related to business development and investor activities of $27,000 and $23,000, respectively. These increases were partially offset, among others of lesser significance, a decrease in non-cash charge of stock-based compensation of $43,000.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction loss of $3,000 was recorded for the three months ended March 31, 2020 compared to a loss of $1,000 for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Income. Interest income was $64,000 for the three months ended March 31, 2020 compared to $59,000 for the same period last year, an increase of $5,000. The increase was attributable to higher average interest-bearing cash balances and short-term investments during the first quarter of 2020 as compared to the same period in 2019.

Interest Expense. Interest expense was $6,000 for the three months ended March 31, 2020 as compared to $302,000 for the three months ended March 31, 2019. This was attributable to the amortization of debt discount and non-cash interest expense recognized during the three months ended March 31, 2019 in connection with the senior secured convertible note issued in December 2018 that are no longer outstanding.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in losses of $7,000 and $1,000 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the three months ended March 31, 2020, we received net proceeds of $2,470,000 from the issuance of 368,144 shares of common stock under our at-the-market-issuance sales agreement and $412,000 from the exercise of warrants. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

In April 2020, we received approximately $5.2 million, net of expenses, from the sale of a portion of our NOL. The NOL was sold through the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program, which allowed us to sell approximately $5.5 million of our total $6.0 million in available NOL tax benefits for the state fiscal year 2019.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $7,967,000 as compared to $7,367,000 for the same period in 2019, an increase in net cash use of $600,000. The increase was mainly attributable to the increase in net loss of $390,000, primarily driven by an increase in general and administrative expenses partially offset by decreased research and development expenses, mainly due to the close out of our LOCK-IT-100 clinical trial, and decreases in accrued expenses and non-cash stock-based compensation of $328,000 and $132,000, respectively. Additionally, the increase was also due to an increase in prepaid expenses and other current assets of $3,122,000, mainly due to the $2,943,000 advance payment of the NDA application fee which was refunded to the Company in April 2020, and an increase in accounts payable of $309,000 for the three months ended March 31, 2020, as compared to decreases in accounts payable and accrued expenses for the same period in 2019 of $1,127,000 and $2,302,000, respectively.

 Net Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the three months ended March 31, 2020 was $985,000 as compared to $7,965,000 used in same period in 2019. The increase in cash provided during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was due to the maturity of short-term investments and a decline in purchases of short-term investments in 2020, due to lower proceeds from the Company’s ATM program for the three months ended March 31, 2020 as compared to higher proceeds received during the same period last year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $2,835,000 as compared to $15,968,000 for the same period in 2019. During the three months ended March 31, 2020, we generated net proceeds of $2,470,000 from the sale of our common stock in our at-the-market, or ATM program, $412,000 from the exercise of warrants and paid $47,000 in financing fees. In comparison to the same period in 2019, the net proceeds we generated in the amount of $15,235,000 was from the sale of our common stock in our ATM program, $620,000 and $113,000 proceeds from the exercise of warrants and stock options, respectively.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of March 31, 2020 was $23.2 million, excluding restricted cash of $0.2 million, compared with $28.3 million at December 31, 2019. As of March 31, 2020, we have approximately $2.1 million available under our current ATM program and approximately $30.3 million available under our current shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. We may utilize our ATM program, if conditions allow, to support our activities in connection with our planned filing of the NDA for Neutrolin and for activities required for commercial launch of Neutrolin, as well as general corporate expenses.

Because our business has not generated positive operating cash flow, additional capital will likely be required in order to fund pre-commercial launch activities for Neutrolin, as well as other taurolidine-based research and development activities and our operations generally. Our continued operations will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

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

Sales of Neutrolin outside the U.S. are not expected to generate significant product revenues for the foreseeable future, and while we expect to grow product sales for Neutrolin in the U.S., should we receive the FDA approval, such approval is not anticipated before the second half of 2020. In the absence of significant revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we close out our LOCK-IT-100 clinical trial, increase other activities leading to the preparation and submission of an NDA and commercialize upon approval, pursue business development activities, and incur additional legal costs to defend our intellectual property.

We currently estimate that as of March 31, 2020 we have sufficient cash on hand to fund operations through the second quarter of 2021, after taking into consideration, the receipt of net proceeds from the sale of our NOL, the refund of the advance payment of the NDA application fee, additional costs related to the submission of the NDA for Neutrolin and initial preparations for commercial launch. Additional financing will be required to build out our commercial infrastructure and to continue our operations should we decide to market and sell Neutrolin in the U.S. on our own. We currently anticipate that the FDA marketing approval for Neutrolin could be received in the second half of 2020. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of Neutrolin. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

In March 2020, we entered into a seven-year lease agreement for approximately 6,089 square feet of office space at 300 Connell Drive, Berkeley Heights, New Jersey. The average monthly lease payment is approximately $17,000. The lease agreement is expected to commence in the third quarter of 2020 upon our occupation of the premises.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

For the three-month period ended March 31, 2020, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This adoption on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements. The guidance was effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. This adoption on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. This adoption on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.

In November 2019, the FASB issued new guidance which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in FASB ASC 718. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. This adoption on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Authoritative Pronouncements

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2020.  Based on the foregoing evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Court issued its decisions on May 8, 2015, staying both proceedings. In its decisions, the Court found that the commercialization by TauroPharm in Germany of its TauroLock catheter lock solutions Hep100 and Hep500 infringes both the Prosl European Patent and the Utility Model and further that there is no prior use right that would allow TauroPharm to continue to make, use or sell its product in Germany. However, the Court declined to issue an injunction in favor of us that would preclude the continued commercialization by TauroPharm based upon its finding that there is a sufficient likelihood that the EPO, in the case of the Prosl European Patent, or the German PTO, in the case of the Utility Model, may find that such patent or utility model is invalid. Specifically, the Court noted the possible publication of certain instructions for product use that may be deemed to constitute prior art. As such, the District Court determined that it will defer any consideration of the request by us for injunctive and other relief until such time as the EPO or the German PTO made a final decision on the underlying validity of the Prosl European Patent and the Utility Model. We expect that the complaint regarding the infringement of the Utility Model will be dismissed now that the German PTO has voided the Utility Model (see below). This does, however, not have a direct effect on the infringement proceedings concerning the Prosl European Patent.

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. We filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, we filed a withdrawal on the complaint on the German utility model, thereby waiving our claims on these proceedings. We estimate that the expense will be less than €40,000.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the Court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The Court made no rulings from the bench and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the Court requested us to further specify our requests and to further substantiate in even more detail which know-how was provided by Biolink (the company who developed Neutrolin that was acquired by ND Partners) to TauroPharm by whom and when. The Court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The Court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the Court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe firmly that our claims are well-founded. We have therefore appealed in January 2019 and filed our grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which our legal counsel brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor, but we have filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in our submission. Next steps will be taken after the receipt of the supplementary expert opinion.

Item 1A.	Risk Factors.

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Our clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

As a result of the COVID-19 outbreak, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines for our NDA;
●	delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions and “shelter in place” orders;
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

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
101

The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: May 11, 2020	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)