Form 10-Q
period 2020-06-30
CorMedix Inc.
filed 2020-08-10
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the issuer’s common stock, as of August 6, 2020 was 31,238,594.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$16,493,967	$16,350,237
Restricted cash	175,160	174,950
Short-term investments	5,948,034	11,984,157
Trade receivables	11,030	35
Inventories, net	277,835	338,465
Prepaid research and development expenses	79,622	34,831
Security deposit	20,000	20,000
Other prepaid expenses and current assets	1,128,755	446,415
Total current assets	24,134,403	29,349,090
Property and equipment, net	102,836	126,820
TOTAL ASSETS	$24,237,239	$29,475,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,385,909	$1,024,280
Accrued expenses	4,328,033	4,800,486
Deferred revenue	-	2,206
Total current liabilities	5,713,942	5,826,972
Operating lease liabilities, net of current portion	1,827	2,678
TOTAL LIABILITIES	5,715,769	5,829,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 241,623 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	242	242
Common stock - $0.001 par value: 160,000,000 shares authorized; 26,127,379 and 25,665,350 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	26,127	25,665
Accumulated other comprehensive income	105,590	97,257
Additional paid-in capital	223,150,674	218,944,268
Accumulated deficit	(204,761,163)	(195,421,172)
TOTAL STOCKHOLDERS’ EQUITY	18,521,470	23,646,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,237,239	$29,475,910

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Net sales	$16,443	$35,266	$90,498	$198,958
Cost of sales	(19,184)	(21,128)	(67,701)	(248,083)
Gross profit (loss)	(2,741)	14,138	22,797	(49,125)
Operating Expenses:
Research and development	(5,685,292)	(2,979,907)	(8,157,408)	(5,854,903)
Selling, general and administrative	(3,232,576)	(2,571,587)	(6,397,747)	(4,556,509)
Total Operating Expenses	(8,917,868)	(5,551,494)	(14,555,155)	(10,411,412)
Loss From Operations	(8,920,609)	(5,537,356)	(14,532,358)	(10,460,537)
Other Income (Expense):
Interest income	38,603	95,964	102,282	154,785
Foreign exchange transaction loss	(55,985)	(8,808)	(59,206)	(10,285)
Interest expense, including amortization of debt discount	(13,828)	(306,736)	(20,104)	(608,783)
Total Other Income (Expense)	(31,210)	(219,580)	22,972	(464,283)
Loss before income taxes	(8,951,819)	(5,756,936)	(14,509,386)	(10,924,820)
Tax benefit	5,169,395	5,060,778	5,169,395	5,060,778
Net Loss	(3,782,424)	(696,158)	(9,339,991)	(5,864,042)
Other Comprehensive Income:
Unrealized gain from investments	13,853	8,846	8,221	7,839
Foreign currency translation gain (loss)	1,001	285	112	(21)
Total Other Comprehensive Income	14,854	9,131	8,333	7,818
Comprehensive Loss	$(3,767,570)	$(687,027)	$(9,331,658)	$(5,856,224)
Net Loss Per Common Share – Basic and Diluted	$(0.14)	$(0.03)	$(0.36)	$(0.25)
Weighted Average Common Shares Outstanding – Basic and Diluted	26,143,360	23,825,773	26,101,493	23,451,988

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2020

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at March 31, 2020	26,127,067	$26,127	241,623	$242	$90,736	$222,455,084	$(200,978,739)	$21,593,450
Issuance of vested restricted stock	312	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	695,590	-	695,590
Other comprehensive income	-	-	-	-	14,854	-	-	14,854
Net loss	-	-	-	-	-	-	(3,782,424)	(3,782,424)
Balance at June 30, 2020	26,127,379	$26,127	241,623	$242	$105,590	$223,150,674	$(204,761,163)	$18,521,470

For the six months ended June 30, 2020

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2019	25,665,350	$25,665	241,623	$242	$97,257	$218,944,268	$(195,421,172)	$23,646,260
Stock issued in connection with ATM sale of common stock, net	368,144	368	-	-	-	2,469,569	-	2,469,937
Stock issued in connection with warrants exercised	91,500	92	-	-	-	411,659	-	411,751
Payment of financing fees	-	-	-	-	-	(47,024)	-	(47,024)
Issuance of vested restricted stock	2,385	2	-	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	-	1,372,204	-	1,372,204
Other comprehensive income	-	-	-	-	8,333	-	-	8,333
Net loss	-	-	-	-	-	-	(9,339,991)	(9,339,991)
Balance at June 30, 2020	26,127,379	$26,127	241,623	$242	$105,590	$223,150,674	$(204,761,163)	$18,521,470

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2019

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at March 31, 2019	23,811,634	$23,812	369,585	$370	$95,209	$200,578,556	$(184,155,982)	$16,541,965
Stock issued in connection with warrants exercised	2,625	3	-	-	-	13,779	-	13,782
Issuance of vested restricted stock	6,275	6	-	-	-	(6)	-	-
Reversal of common stock issued as a result of reverse stock split rounding	(200)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	606,331	-	606,331
Other comprehensive income	-	-	-	-	9,131	-	-	9,131
Net loss	-	-	-	-	-	-	(696,158)	(696,158)

Balance at June 30, 2019	23,820,334	$23,821	369,585	$370	$104,340	$201,198,660	$(184,852,140)	$16,475,051

For the six months ended June 30, 2019

	Common Stock		Non-Voting Preferred Stock – Series C-2, Series C-3, Series D, Series E and Series F		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at December 31, 2018	21,775,173	$21,775	419,585	$420	$96,522	$183,803,637	$(178,988,098)	$4,934,256
Stock issued in connection with ATM sale of common stock, net	1,768,012	1,768	-	-	-	15,232,761	-	15,234,529
Stock issued in connection with warrants exercised	121,845	122	-	-	-	633,940	-	634,062
Stock issued in connection with stock options exercised	35,840	36	-	-	-	112,730	-	112,766
Conversion of Series C-3 non-voting preferred stock to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Issuance of vested restricted stock	12,942	13	-	-	-	(13)	-	-
Issuance of common stock as a result of reverse stock split rounding	6,722	7	-	-	-	(7)	-	-
Reversal of common stock issued as a result of reverse stock split rounding	(200)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	1,415,662	-	1,415,662
Other comprehensive income	-	-	-	-	7,818	-	-	7,818
Net loss	-	-	-	-	-	-	(5,864,042)	(5,864,042)

Balance at June 30, 2019	23,820,334	$23,821	369,585	$370	$104,340	$201,198,660	$(184,852,140)	$16,475,051

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,339,991)	$(5,864,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,372,204	1,415,662
Amortization of debt discount	-	229,095
Non-cash interest expense	-	379,688
Depreciation	37,087	40,470
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(10,789)	10,728
Decrease in inventory	49,532	25,801
Increase in prepaid expenses and other current assets	(715,626)	(21,523)
Increase (decrease) in accounts payable	361,508	(1,682,752)
Decrease in accrued expenses	(473,014)	(1,731,730)
Decrease in deferred revenue	(2,206)	(4,412)
Net cash used in operating activities	(8,721,295)	(7,203,015)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,818,720)	(13,246,855)
Maturity of short-term investments	9,863,064	1,430,052
Purchase of equipment	(13,955)	(22,725)
Net cash provided by (used in) investing activities	6,030,389	(11,839,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	2,469,937	15,234,529
Proceeds from exercise of warrants	411,751	634,062
Payment of financing fees	(47,024)	-
Proceeds from exercise of stock options	-	112,766
Net cash provided by financing activities	2,834,664	15,981,357
Foreign exchange effect on cash	182	(754)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143,940	(3,061,940)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	16,525,187	17,795,323
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$16,669,127	$14,733,383
Cash paid for interest	$20,104	$-
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred stock to common stock	$-	$50
Unrealized gain from investments	$8,221	$7,839
Right-of-use assets obtained in exchange for lease liability	$-	$6,000
Issuance of common stock for vested restricted stock units	$2	$13

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc., together with its wholly owned subsidiaries (collectively “CorMedix” or the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. The Company’s primary focus is on the development of its lead product candidate, Defencath™, for potential commercialization in the United States (“U.S.”), and other key markets as a catheter lock solution (“CLS”). The name Defencath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration (“FDA”), while the name Neutrolin® is currently used in the European Union (“EU”) and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device.

The Company has in-licensed the worldwide rights to develop and commercialize Defencath and Neutrolin. The CLS is a formulation of 1.35% taurolidine, 3.5% citrate, and 1000 u/ml heparin and is regulated by the FDA as an investigational new drug, where it is being developed to prevent catheter-related blood stream infections (“CRBSIs”) and thrombosis in patients using central venous catheters (“CVCs”) for hemodialysis. CRBSIs and thrombosis represent key complications among hemodialysis, intensive care, cancer and total parenteral nutrition (“TPN”) patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous (“IV”), antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. The Company initially expects to sell Defencath directly to dialysis centers and hospitals, but also plans to expand its usage into intensive care, oncology and TPN patients using central venous catheters. The Company believes Defencath addresses a significant unmet medical need and a potential large market opportunity in the U.S.

In late 2013, the Company met with the FDA to determine the regulatory pathway for U.S. marketing approval of Defencath and began discussions on the clinical development program. In January 2015, the FDA granted Fast Track designation to Defencath, which is a program designed to facilitate development of drugs that are intended to treat serious and life-threatening conditions and to address an unmet medical need. Fast Track designation provides eligibility to request Priority Review of the marketing application. The FDA informs the applicant of a Priority Review designation within 60 days of the receipt of the complete New Drug Application (“NDA”), if it determines the criteria have been met.

Also, in January 2015, the FDA designated Defencath as a Qualified Infectious Disease Product (“QIDP”), which provides an additional five years of marketing exclusivity to be added to any exclusivity for which the application qualifies upon approval. For example, an additional five years of marketing exclusivity will be added to the five years granted to a New Chemical Entity (“NCE”) upon approval of the NDA. QIDP designation also confers eligibility for Priority Review of the NDA.

The Company launched its Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety & Effectiveness of Defencath/Neutrolin in Preventing Catheter related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease (“LOCK-IT-100”) in patients with hemodialysis catheters in the U.S. in December 2015. The clinical trial was designed to demonstrate the safety and effectiveness of Defencath compared to the standard of care CLS, Heparin, in preventing CRBSIs. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor (“tPA”), or removal of catheter due to dysfunction, and removal of catheter for any reason.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2018, 28 potential cases of CRBSI were identified in LOCK-IT-100 that occurred through early December 2017. As previously agreed with the FDA, an interim efficacy analysis was performed. Based on these first 28 cases, there was a highly statistically significant 72% reduction in CRBSI by Defencath relative to the active control of heparin (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the independent Data Safety Monitoring Board (“DSMB”) recommended early termination. Following discussions with the FDA, we proceeded with an orderly termination of LOCK-IT-100. The study had continued enrolling and treating subjects until study termination, and the final analysis was based on a total of 795 subjects. The Company remained blinded until the topline results of the full data set of LOCK-IT-100 were announced in late January 2019. In a total of 41 cases, there was a 71% reduction in CRBSI by Defencath relative to heparin, which was highly statistically significant (p=0.0006), with a good safety profile. During 2019, CorMedix had a series of meetings with the FDA to discuss the analyses of data from LOCK-IT-100, including an end of Phase 3 meeting, a pre-NDA meeting and a CMC meeting, in preparation for submission of the NDA.

The FDA granted the Company’s request for a rolling submission and review of the NDA, which is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of the NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and study sites that has demonstrated a clinically meaningful and statistically very persuasive effect on a disease with potentially serious outcome. In March 2020, the Company began the modular submission process for the NDA for Defencath for the prevention of CRBSI in hemodialysis patients, and recently announced on July 8, 2020, that submission of all modules for the NDA was completed. The Company requested Priority Review of the NDA, which if granted, would provide for a goal for the FDA of a six-month review period, instead of ten months for applications under standard review. The Company has not been informed of any delays by the FDA in the review of the NDA, but the FDA has limited international and domestic travel due to COVID-19, and pre-approval inspections are required for manufacturing sites. The FDA has 60 days to evaluate the submission for completeness for a substantive review to accept for filing and make a determination for priority or standard review. If the FDA determines that the application is materially incomplete or identifies electronic submission issues that render the application unreviewable, the FDA will refuse to file the application. In that case, the deficiencies will need to be corrected and the application resubmitted for review to be accepted for filing.

The FDA also previously agreed that the Company could request consideration of Defencath for approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”). LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet medical needs. Given that the LPAD pathway provides for a streamlined clinical development program for a limited population that may involve smaller, shorter, or fewer clinical trials, the Company believes that LPAD will provide additional flexibility for the FDA to approve Defencath to prevent CRBSIs in the limited population of adult patients with end-stage renal disease receiving hemodialysis through a CVC.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company was granted a deferral by the FDA under the Pediatric Research Equity Act (“PREA”) that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in Defencath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. The Company has made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. Defencath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

The Company anticipates that Medicare reimbursement could be available for Defencath in hemodialysis and other catheter indications in intensive care, oncology and TPN through relevant hospital inpatient diagnosis-related groups (“DRGs”), or outpatient ambulatory payment classifications (“APCs”), the End-Stage Renal Disease Prospective Payment System (“ESRD PPS”), base payment, or under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”), Fee Schedule, depending on the setting of care. The Company also plans to seek separate reimbursement as a drug, where available under Medicare, through mechanisms such as pass-through status under the Hospital Outpatient Prospective Payment System, the transitional drug add-on payment adjustment (“TDAPA”), under the ESRD PPS, or reimbursement as a drug used with a DMEPOS infusion pump. The Company has engaged U.S. Centers for Medicare & Medicaid Services (“CMS”), in preliminary discussions concerning the reimbursement for Defencath under TDAPA; however, qualifications cannot be determined until after FDA approval and CMS evaluates the request for coverage in a quarterly review. If approved under TDAPA, reimbursement of Defencath would be calculated based on its average selling price.

Although the Company cannot fully anticipate changes in reimbursement requirements and mechanisms in the coming years, the Company expects Defencath would be eligible for and would obtain TDAPA. To be eligible for TDAPA, an innovative new renal drug or biologic must be, among other things, identified as having an end action effect that treats or manages a condition or conditions associated with ESRD and as not fitting into an established ESRD PPS functional category. The Company believes that in addition to the Fast Track and QIDP designations granted by the FDA, Defencath meets the criterion of being a new renal dialysis product used to treat or manage a condition associated with ESRD, since infections are the second leading cause of death in patients with ESRD and CVCs are a significant risk factor for infection-associated mortality.

In the EU, Neutrolin is regulated as a Class 3 medical device. In July 2013, the Company received CE Mark approval for Neutrolin. In December 2013, the Company started commercial sales of Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed CVC for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

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

In May 2020, the Company began forming a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U.

The Company intends to pursue additional indications for Defencath use as a CLS in populations with an unmet medical need that also represent a significant market opportunity. For example, the Company intends to pursue marketing authorization in the U.S. for use as a CLS to reduce CRBSIs in oncology and total parenteral nutrition patients using a CVC.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the CLS, the Company is sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. The Company may seek one or more strategic partners or other sources of capital to help with the development and commercialization of taurolidine for the treatment of neuroblastoma in children. The Company is also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. Based on initial feasibility work, the Company is advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials and hydrogels. The Company will seek to establish development/commercial partnerships as these programs advance.

The FDA regards taurolidine as an NCE and therefore it is currently an unapproved new drug. The Company may in the future pursue product candidates that would involve devices impregnated with taurolidine, and the Company believes that at the current time such products would be combination products subject to device premarket submission requirements, while subject also, under review by the FDA, to the standards for drug approvability. Consequently, given that there is no appropriate predicate medical device currently marketed in the U.S. on which a 510(k) approval process could be based and that taurolidine is not yet approved in any application, the Company anticipates that it would be required to submit a premarket approval application, or PMA, for marketing authorization for any medical device indications that the Company may pursue for devices containing taurolidine. In the event that an NDA for Defencath is approved by the FDA, the regulatory pathway for these medical device product candidates may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of the Company’s offices, clinical trial sites, key vendors and partners. The Company’s program timelines may be negatively affected by COVID-19, which could materially and adversely affect its business, financial condition and results of operations.

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

CORMEDIX INC. AND SUBSIDIARIES

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

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and that, in a transaction with a collaborative arrangement participant who is not a customer, precludes presenting the transaction together with revenue recognized under contracts with customers. The guidance was effective for the Company beginning in the first quarter of fiscal year 2020. This adoption on January 1, 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2020, the Company had an accumulated deficit of $204.8 million, and incurred losses from operations of $3.8 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively and $9.3 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company currently estimates that as of June 30, 2020 it has sufficient cash, cash equivalents and short-term investments on hand to fund operations for at least twelve months after the filing date of this report, after taking into consideration the net proceeds received from the public offering (see Note 7) and the initial preparations for commercial launch of Defencath.

In April 2020, the Company received approximately $5.2 million, net of expenses, from the sale of most of its remaining unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed the Company to sell approximately $5.5 million of its total $6.0 million in available NOL tax benefits for the state fiscal year 2019.

In April 2020, the Company received from the FDA a refund for the NDA application fee in the amount of $2.9 million, which was paid in the first quarter of 2020. The Company met the conditions of the Federal Food, Drug, and Cosmetic Act for the small business waiver of the user fees and its request for a waiver of an application user fee was granted by the FDA.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, to commercially launch Defencath upon NDA approval, and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. At June 30, 2020, the Company had approximately $2.1 million available under its current ATM program and $30.3 million available under its current shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. After taking into consideration the equity financing that closed in July 2020, the current shelf registration statement has a balance of approximately $7.3 million available to be drawn (see Note 7).

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company, CorMedix Europe GmbH and CorMedix Spain, S.L.U. its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$16,493,967	$16,350,237
Restricted cash	175,160	174,950
Total cash, cash equivalents and restricted cash	$16,669,127	$16,525,187

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at June 30, 2020 or December 31, 2019.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of June 30, 2020, and December 31, 2019, all of the Company’s investments had contractual maturities of less than one year. As of June 30, 2020, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2020 and December 31, 2019:

June 30, 2020:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$1,675,906	$-	$-	$1,675,906
U.S. Government Agency Securities	1,700,336	-	1,443	1,701,779
Corporate Securities	3,589,612	-	6,663	3,596,275
Commercial Paper	649,596	-	384	649,980
Subtotal	5,939,544	-	8,490	5,948,034
Total June 30, 2020	$7,615,450	$-	$8,490	$7,623,940

December 31, 2019:
Money Market Funds included in Cash Equivalents	$3,472,043	$-	$51	$3,472,094
U.S. Government Agency Securities	2,691,091	(42)	869	2,691,918
Corporate Securities	6,058,265	(1,438)	440	6,057,267
Commercial Paper	3,234,583	(16)	405	3,234,972
Subtotal	11,983,939	(1,496)	1,714	11,984,157
Total December 31, 2019	$15,455,982	$(1,496)	$1,765	$15,456,251

CORMEDIX INC. AND SUBSIDIARIES

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

June 30, 2020:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$1,675,906	$1,675,906	$-	$-
U.S. Government Agency Securities	1,701,779	1,701,779	-	-
Corporate Securities	3,596,275	-	3,596,275	-
Commercial Paper	649,980	-	649,980	-
Subtotal	5,948,034	1,701,779	4,246,225	$-
Total June 30, 2020	$7,623,940	$3,377,685	$4,246,255	$-
December 31, 2019:
Money Market Funds and Cash Equivalents	$3,472,094	$3,472,094	$-	$-
U.S. Government Agency Securities	2,691,918	2,691,918	-	-
Corporate Securities	6,057,267	-	6,057,267	-
Commercial Paper	3,234,972	-	3,234,972	-
Subtotal	11,984,157	2,691,918	9,292,239	-
Total December 31, 2019	$15,456,251	$6,164,012	$9,292,239	$-

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in U.S. Dollars (“USD”), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the period in which the income and expenses were recognized. Translation gains and losses are included in other comprehensive income (loss).

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

Restricted Cash

As of June 30, 2020, and December 31, 2019, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4).  The Company was required by the District Courts of Mannheim to provide a security deposit of an aggregate of approximately $124,000 (€110,000) to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The company furthermore had to provide a deposit in the amount of $40,000 (€36,000) and $11,000 (€10,000) for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the six months ended June 30, 2020, the Company accrued an expense of $12,000 in connection with the utility model infringement proceedings, which will be deducted from restricted cash when settled.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Research and Development and Other Prepaid Expenses

Prepaid expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development, manufacturing, preclinical development, deposits on equipment and insurance policies. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight-line method.

Other prepaid expenses consist of the following:

	June 30, 2020	December 31, 2019
Deposit on equipment	$500,822	$-
Insurance expense	123,142	244,828
Subscription fees	147,778	97,983
Software costs	296,574	10,081
Other	60,439	93,523
Total	$1,128,755	$446,415

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Defencath product. Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$-	$6,893
Finished goods	407,998	461,735
Inventory reserve	(130,163)	(130,163)
Total	$277,835	$338,465

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Professional and consulting fees	$313,578	$214,777
Accrued payroll and payroll taxes	1,255,554	1,287,047
Clinical trial related	2,434,310	2,435,953
Manufacturing development related	234,378	806,032
Other	90,213	56,677
Total	$4,328,033	$4,800,486

In December 2015, the Company contracted a clinical research organization (“CRO”) to help conduct its LOCK-IT-100 Phase 3 multicenter, double-blind, randomized active control study to demonstrate the safety and effectiveness of Defencath/Neutrolin in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease.

Through June 30, 2020, approximately $30.0 million of clinical trial expense has been recorded, of which approximately $27.5 million has been paid. During the three and six months ended June 30, 2020, the Company recognized $12,000 and $34,000, respectively, in research and development expense related to this agreement and $185,000 and $702,000 during the three and six months ended June 30, 2019. At June 30, 2020, the Company had accrued approximately $2.4 million in accounts payable and accrued expenses.

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

	Six Months Ended June 30,
	2020	2019
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	104,000	408,000
Series D non-voting preferred stock	-	295,848
Series E non-voting preferred stock	391,953	391,953
Series F non-voting preferred stock	-	2,469,137
Series G non-voting preferred stock	5,560,137	-
Shares issuable upon conversion of convertible debt	-	1,000,000
Restricted stock units	105	13,642
Shares issuable for payment of deferred board compensation	40,556	30,553
Shares underlying outstanding warrants	183,148	3,197,163
Shares underlying outstanding stock options	2,300,937	1,297,793
Total potentially dilutive shares	8,580,836	9,104,089

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development include fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated executive, human resources, facilities expenses and costs related to the manufacturing of the product that could potentially be available to support the commercial launch prior to marketing approval. For the six months ended June 30, 2020, costs related to the manufacturing of commercial pre-launch inventory that were expensed amounted to approximately $3.7 million. The Company accrues for costs incurred as the services are being provided by monitoring the status of the activities and the invoices received from its external service providers. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

Note 3 — Stockholders’ Equity:

Common Stock

The Company is a party to a sales agreement with B. Riley dated March 9, 2018 for the sale of up to $14.7 million of the Company’s common stock under the Company’s ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70.0 million of the Company’s securities, which became effective on April 16, 2018. In November 2018, the ATM program amount was increased by $25.0 million. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. At June 30, 2020, the Company has approximately $2.1 million available under its current ATM program and $30.3 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. After taking into consideration the equity financing that closed in July 2020, the current shelf registration statement has a balance of approximately $7.3 million available to be drawn (see Note 7).

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2020 and 2019, the Company sold 368,144 and 1,768,012 shares of common stock under the ATM program, respectively, and realized net proceeds of approximately $2.5 million and $15.2 million, respectively.

During the six months ended June 30, 2020 and 2019, the Company issued an aggregate of 91,500 and 121,845 shares of its common stock upon exercise of warrants, respectively, resulting in net proceeds to the Company of $412,000 and $634,000, respectively.

During the six months ended June 30, 2020 and 2019, the Company issued an aggregate of 2,385 and 12,942 shares of its common stock, respectively, upon the vesting of restricted stock units issued to the Company’s board of directors.

During the six months ended June 30, 2019, the Company issued an aggregate of 35,840 shares of its common stock upon exercise of stock options, resulting in net proceeds of $113,000 to the Company. No stock options were exercised during the six months ended June 30, 2020.

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

	As of June 30, 2020			As of December 31, 2019
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	52,000	$10.00	$520,000	52,000	$10.00	$520,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	100,000	$187.36	$18,736,452	100,000	$187.36	$18,736,452
Total	241,623		$23,665,904	241,623		$23,665,904

Stock Options

During the six months ended June 30, 2020, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 960,234 shares of the Company’s common stock under the 2019 Stock Incentive Plan. The weighted average exercise price of these options is $5.17 per share.

During the three and six months ended June 30, 2020, total compensation expense for stock options issued to employees, directors, officers and consultants was $693,000 and $1,362,000, respectively, and $557,000 and $1,317,000 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was approximately $3,881,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.7 years.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model with the following assumptions, for the six months ended June 30, 2020:

Expected term, years	5 - 10
Volatility	102.73% - 107.87%
Dividend yield	0.0%
Risk-free interest rate	0.36% - 1.67%
Weighted average grant date fair value of options granted during the period	$3.58

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

The following table summarizes the Company’s stock options activity and related information for the six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,376,394	$8.98	6.8	$880,902
Granted	960,234	$5.17		$1,132,914
Forfeited	(28,800)	$9.01		$-
Expired	(6,891)	$12.53		$-
Exercised	-	-		$-
Outstanding at end of period	2,300,937	$7.38	7.6	$2,013,816
Exercisable at end of period	1,143,055	$8.62	5.9	$909,506

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price. There were no stock options exercised during the six months ended June 30, 2020.

Restricted Stock Units

During the six months ended June 30, 2020, the Company issued an aggregate of 2,385 shares of its common stock upon the vesting of RSUs issued to the Company’s board of directors.

During the three and six months ended June 30, 2020, compensation expense recorded for the RSUs was $3,000 and $10,000, respectively, and $49,000 and $99,000 for the three and six months ended June 30, 2019, respectively. Unrecognized compensation expense for these RSUs amounted to $400. The expected weighted average period for the expense to be recognized is 0.03 years

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the six months ended June 30, 2020 and 2019, the Company issued an aggregate of 91,500 and 121,845 shares of its common stock upon exercise of warrants, respectively, resulting in net proceeds to the Company of $412,000 and $634,000, respectively.

As of June 30, 2020, there were 183,148 outstanding warrants with a weighted average exercise price of $4.96 per share and a weighted average remaining contractual life of 2.1 years.

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

CORMEDIX INC. AND SUBSIDIARIES

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The Company filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, the Company filed a withdrawal of the complaint on the German utility model, thereby waiving its claims on these proceedings. The Company estimates that the expense will be less than €40,000.

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

CORMEDIX INC. AND SUBSIDIARIES

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

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits of an aggregate of approximately $175,000, to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company recorded the deposits as restricted cash on the consolidated balance sheets. During the six months ended June 30, 2020, the Company accrued an expense of $12,000 in connection with the utility model infringement proceedings, which will be deducted from restricted cash when settled.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of June 30, 2020 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of June 30, 2020 and 2019. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended June 30, 2020 and 2019.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Employment Agreements

On April 30, 2020, the Company entered into an employment agreement with Dr. Matthew David, pursuant to which Dr. David became the Company’s Executive Vice President and Chief Financial Officer effective on May 11, 2020. After the initial three-year term of the employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed. In connection with Dr. David’s employment, the Company granted him stock options to purchase 250,000 shares of common stock, 166,000 of which vest in four equal installments over four years beginning one year after his start date and continuing on each of the next three anniversaries, subject to Dr. David’s continued employment with the Company, and 84,000 of which vest upon the achievement of designated performance milestones, subject to Dr. David’s continued employment with the Company.

If the Company terminates Dr. David’s employment other than for Cause (as defined in the agreement), death, disability, or by notice of nonrenewal, or if he resigns for Good Reason (as defined in the agreement), including in each case within 24 months of a Change of Control (as defined in the agreement), Dr. David will receive his base salary and benefits for a period of nine months following the effective date of the termination of his employment, and all unvested stock options held by him that are scheduled to vest on or before the next succeeding anniversary of the date of termination will be accelerated and deemed to have vested as of the termination date, provided that any milestone option whose vesting requirements have not been met as of the termination date will be terminated.

If the Company terminates Dr. David’s employment for Cause (as defined in the agreement), Dr. David will be entitled to receive only the accrued compensation due to him as of the date of such termination, rights to indemnification and directors’ and officers’ liability insurance, and as otherwise required by law. All outstanding equity awards and all outstanding stock options then held by Dr. David that are granted on or after the effective date of his employment agreement, whether or not vested, will be forfeited to us as of such date.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, is expected to commence in the late third quarter or early fourth quarter of 2020 upon the Company’s occupation of the premises. The Company’s lease on its current premises terminates on November 30, 2020.

The Company entered into an operating lease for office space in Germany that began in July 2017. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease. The Company also has an operating lease for office equipment.

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three and six months ended June 30, 2020 and 2019 was approximately $2,000 and $4,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At June 30, 2020, the Company has a total operating lease liability of $3,000. Approximately $1,000 and $2,000, respectively, are included in accrued expenses and operating lease liabilities, net of current portion on the condensed consolidated balance sheet. Operating ROU assets as of June 30, 2020 are $4,000 and are included in property and equipment, net on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $2,000 and $4,000 respectively.

The weighted average remaining lease term as of June 30, 2020 and 2019 were 2.1 and 2.5 years, respectively, and the weighted average discount rate for operating leases was 10.0% each as of June 30, 2020 and 2019.

As of June 30, 2020, maturities of lease liabilities were as follows:

2020 (excluding the six months ended June 30, 2020)	$1,000
2021	2,000
2022	1,000
Total future minimum lease payments	4,000
Less imputed interest	(1,000)
Total	$3,000

Note 6 — Concentrations:

At June 30, 2020, 97% of net accounts receivable was due from three customers that exceeded 10% of the Company’s accounts receivable (55%, 27% and 15%) and at December 31, 2019, no customer exceeded 10% of the Company’s accounts receivable. During the three months ended June 30, 2020, the Company had revenue from five customers that exceeded 10% of its total sales (30%, 30%, 15%, 15% and 10%) and for the six months ended June 30, 2020, the Company had revenue from three customers that each exceeded 10% of its total sales (50%, 16% and 14%). During the three months ended June 30, 2019, the Company had revenue from one customer that exceeded 10% of its totals sales (96%) and for the six months ended June 30, 2019, the Company had revenue from three customers that each exceeded 10% of its total sales (59%, 18% and 17%).

Note 7 — Subsequent Event:

On July 30, 2020, the Company completed an underwritten public offering of its common stock, par value $0.001 per share, which yielded gross proceeds, before underwriting commissions and estimated expenses, of approximately $23.0 million. The public offering was made pursuant to an underwriting agreement with SunTrust Robinson Humphrey, Inc. and JMP Securities LLC (collectively, the “Underwriters”), relating to the issuance and sale of an aggregate of 5,111,110 shares of common stock, including 666,666 shares of common stock pursuant to the full exercise of the Underwriters’ option, at a public offering price of $4.50 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 Registration Statement No. 333-223562 previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus filed with the SEC.

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

Overview

CorMedix Inc., together with our wholly owned subsidiaries (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is on the development of our lead product candidate, Defencath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. The name Defencath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin® is currently used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. In May 2020, we began forming a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U.

We have in-licensed the worldwide rights to develop and commercialize Defencath and Neutrolin. The CLS is a formulation of 1.35% taurolidine, 3.5% citrate and 1000 u/ml heparin and is regulated by the FDA as an investigational new drug, where it is being developed to prevent catheter-related blood stream infections, (CRBSIs) and thrombosis in patients using central venous catheters, or CVCs, for hemodialysis. CRBSIs and thrombosis represent key complications among hemodialysis, intensive care, cancer and total parenteral nutrition, or TPN, patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV, antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. We initially expect to sell Defencath directly to dialysis centers and hospitals, but also plan to expand its usage into intensive care, oncology and total parenteral nutrition patients using central venous catheters. We believe Defencath addresses a significant unmet medical need and a potential large market opportunity in the U.S.

In December 2015, we launched our Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety & Effectiveness of Defencath/Neutrolin in Preventing Catheter related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease, or LOCK-IT-100, in patients with hemodialysis catheters in the U.S. in December 2015. The clinical trial was designed to demonstrate the safety and effectiveness of Defencath compared to the standard of care CLS, Heparin, in preventing CRBSIs. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor, or tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

In July 2018, 28 potential cases of CRBSI were identified in LOCK-IT-100 that occurred through early December 2017. As previously agreed with the FDA, an interim efficacy analysis was performed. Based on these first 28 cases, there was a highly statistically significant 72% reduction in CRBSI by Defencath relative to the active control of heparin (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the independent Data Safety Monitoring Board (“DSMB”) recommended early termination. Following discussions with the FDA, we proceeded with an orderly termination of LOCK-IT-100. The study had continued enrolling and treating subjects until study termination, and the final analysis was based on a total of 795 subjects. We remained blinded until the topline results of the full data set of LOCK-IT-100 were announced in late January 2019. In a total of 41 cases, there was a 71% reduction in CRBSI by Defencath relative to heparin, which was highly statistically significant (p=0.0006), with a good safety profile. During 2019, we had a series of meetings with the FDA to discuss the analyses of data from LOCK-IT-100, including an end of Phase 3 meeting, a pre-NDA meeting and a CMC meeting, in preparation for submission of the NDA

The FDA granted our request for a rolling submission and review of the New Drug Application, or NDA, which is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of the NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and study sites that has demonstrated a clinically meaningful and statistically very persuasive effect on a disease with potentially serious outcome.

In March 2020, we began the modular submission process for the NDA for Defencath for the prevention of CRBSI in hemodialysis patients, and recently announced on July 8, 2020, that submission of all modules for the NDA was completed. We requested Priority Review of the NDA, which if granted, would provide for a goal for FDA of a six-month review period, instead of ten months for applications under standard review. We have not been informed of any delays by the FDA in the review of the NDA, but the FDA has limited international and domestic travel due to COVID-19, and pre-approval inspections are required for manufacturing sites. The FDA has 60 days to evaluate the submission for completeness for a substantive review to accept for filing and make a determination for priority or standard review. If the FDA determines that the application is materially incomplete or identifies electronic submission issues that render the application unreviewable, the FDA will refuse to file the application. In that case, the deficiencies will need to be corrected and the application resubmitted for review to be accepted for filing.

We intend to pursue additional indications for Defencath use as a CLS in populations with an unmet medical need that also represent a significant market opportunity. For example, we intend to pursue marketing authorization in the U.S. for use as a CLS to reduce CRBSIs in oncology and total parenteral nutrition patients using a CVC.

In the EU, Neutrolin is regulated as a Class 3 medical device. In July 2013, we received CE Mark approval for Neutrolin. In December 2013, we started commercial sales of Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.  To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

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

In addition to the CLS, we are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. We may seek one or more strategic partners or other sources of capital to help with the development and commercialization of taurolidine for the treatment of neuroblastoma in children. We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials and hydrogels. We will seek to establish development/commercial partnerships as these programs advance.

The FDA regards taurolidine as a new chemical entity and therefore it is currently an unapproved new drug. We may in the future pursue product candidates that would involve devices impregnated with taurolidine, and we believe that at the current time such products would be combination products subject to device premarket submission requirements, while subject also, under review by the FDA, to the standards for drug approvability. Consequently, given that there is no appropriate predicate medical device currently marketed in the U.S. on which a 510(k) approval process could be based and that taurolidine is not yet approved in any application, we anticipate that it would be required to submit a premarket approval application, or PMA, for marketing authorization for any medical device indications that we may pursue for devices containing taurolidine. In the event that an NDA for Defencath is approved by the FDA, the regulatory pathway for these medical device product candidates may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

In September 2019, our registration with the Saudi Arabia Food and Drug Administration, or the SFDA, expired. As a result, we cannot sell Neutrolin in Saudi Arabia. We intend to complete the documentation required to renew our registration with the SFDA, however, we cannot predict how long the renewal process will take. There is no assurance that the registration will be renewed by the SFDA or that there will be significant sales in Saudi Arabia.

In April 2020, we received approximately $5.2 million, net of expenses, from the sale of most of our remaining unused New Jersey net operating losses, or NOL, eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program, or NJEDA Program. The NJEDA Program allowed us to sell approximately $5.5 million of our total $6.0 million in available NOL tax benefits for the state fiscal year 2019.

In April 2020, we received from the FDA a refund for the NDA application fee in the amount of $2.9 million, which was paid in the first quarter of 2020. We met the conditions of the Federal Food, Drug, and Cosmetic Act for the small business waiver of the user fees and our request for a waiver of an application user fee was granted by the FDA.

On July 30, 2020, we completed an underwritten public offering of our common stock, which yielded gross proceeds, before underwriting commissions and estimated expenses, of approximately $23.0 million. The public offering was made pursuant to an underwriting agreement with SunTrust Robinson Humphrey, Inc. and JMP Securities LLC (collectively, the “Underwriters”), relating to the issuance and sale of an aggregate of 5,111,110 shares of common stock, including 666,666 shares of common stock pursuant to the full exercise of the Underwriters’ option, at a public offering price of $4.50 per share. The offering was made pursuant to our effective registration statement on Form S-3 Registration Statement No. 333-223562 previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus filed with the SEC.

The novel coronavirus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Our program timelines may be negatively affected by COVID-19, which could materially and adversely affect its business, financial conditions and results of operations.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Defencath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings. We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we commence pre-launch commercial activities for Defencath for the U.S. market and continue to commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of June 30, 2020, we had an accumulated deficit of approximately $204.8 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through June 30, 2020, we have funded our operations primarily through debt and equity financings and the sale of our unused New Jersey NOL.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, or CRO, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies; and (viii) costs related to the manufacturing of the product that could potentially be available to support the commercial launch prior to marketing approval. For the six months ended June 30, 2020, costs related to the manufacturing of commercial pre-launch inventory that were expensed amounted to approximately $3.7 million. All R&D is expensed as incurred.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on securing the marketing approval for Defencath in the U.S. In December 2015, we signed an agreement with a CRO, to help us conduct our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Defencath in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. During 2018, we contested a substantial amount of the unpaid clinical trial expense due to the unexpected delay and additional costs we incurred in preparing for the interim analysis of the LOCK-IT-100 study. In November 2018, we signed a settlement agreement with the CRO. In parallel with the settlement agreement, a new work order under the Master Service Agreement was executed specifying certain services the CRO would provide to us related to the closeout of the study. The budgeted amount of the new work order was approximately $1.4 million, which has been completed.

In March 2020, we were granted a deferral by FDA under the Pediatric Research Equity Act, or PREA that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in Defencath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. We have made a commitment to conduct the pediatric study after approval of the NDA for use in hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. Defencath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

We are pursuing additional opportunities to generate value from taurolidine, an active component of Defencath. Based on initial feasibility work, we have completed an initial round of pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels, which require a PMA regulatory pathway for approval. We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expense includes costs related to commercial personnel, medical education professionals, marketing and advertising, salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, sales, finance and accounting functions. Other SG&A expense includes facility-related costs not included in R&D expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect to incur significant sales and marketing expenses for the foreseeable future as we prepare for the potential commercial launch of Defencath in the U.S.

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

Results of Operations

Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended June 30,		% Increase	For the Six Months Ended June 30,		% Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Revenue	$16,443	$35,266	(53)%	$90,498	$198,958	(55)%
Cost of sales	(19,184)	(21,128)	(9)%	(67,701)	(248,083)	(73)%
Gross profit (loss)	(2,741)	14,138	(119)%	22,797	(49,125)	(146)%
Operating Expenses:
Research and development	(5,685,292)	(2,979,907)	91%	(8,157,408)	(5,854,903)	39%
Selling, general and administrative	(3,232,576)	(2,571,587)	26%	(6,397,747)	(4,556,509)	40%
Total operating expenses	(8,917,868)	(5,551,494)	61%	(14,555,155)	(10,411,412)	40%
Loss from operations	(8,920,609)	(5,537,356)	61%	(14,532,358)	(10,460,537)	39%
Interest income	38,603	95,964	(60)%	102,282	154,785	(34)%
Foreign exchange transaction loss	(55,985)	(8,808)	536%	(59,206)	(10,285)	476%
Interest expense, including amortization of debt discount	(13,828)	(306,736)	(95)%	(20,104)	(608,783)	(97)%
Total other income (expense)	(31,210)	(219,580)	(86)%	22,972	(464,283)	(105)%
Loss before income taxes	(8,951,819)	(5,756,936)	55%	(14,509,386)	(10,924,820)	33%
Tax benefit	5,169,395	5,060,778	2%	5,169,395	5,060,778	2%
Net loss	(3,782,424)	(696,158)	443%	(9,339,991)	(5,864,042)	59%
Other comprehensive income	14,854	9,131	63%	8,333	7,818	7%
Comprehensive loss	$(3,767,570)	$(687,027)	448%	$(9,331,658)	$(5,856,224)	59%

Revenue. Revenue for the three months ended June 30, 2020 was $16,000 as compared to $35,000 in the same period last year, a decrease of $19,000. The decrease was attributable to decreased sales in the Middle East of $33,000, partially offset by higher sales in the European Union of $15,000. The sales decrease in the Middle East was mainly due to the expiration of our registration with the Saudi Arabia Food and Drug Administration. The registration must be renewed in order for us to continue selling in Saudi Arabia.

Revenue for the six months ended June 30, 2020 was $90,000 as compared to $199,000 in the same period last year, a decrease of $109,000. The decrease was attributable to lower sales in the Middle East, mainly due to the expiration of our registration with the Saudi Arabia Food and Drug Administration.

Cost of Sales. Cost of sales was $19,000 for the three months ended June 30, 2020 compared to $21,000 in the same period last year, a decrease of $2,000, primarily attributable to a decrease in the cost related to stability studies.

Cost of sales was $68,000 for the six months ended June 30, 2020 compared to $248,000 in the same period last year, a decrease of $180,000, primarily attributable to the cost of replacement of expired product that occurred during the same period in 2019.

Research and Development Expense. R&D expense was $5,685,000 for the three months ended June 30, 2020, an increase of $2,705,000, or 91%, from $2,980,000 for the three months ended June 30, 2019. The increase was primarily attributable to the purchase of raw materials for the manufacturing of Defencath amounting to $3,400,000 prior to its potential marketing approval that could potentially support the commercial launch, offset by a decrease in clinical trial expenses of $430,000, mainly due to the completion of the our LOCK-IT-100 clinical trial.

R&D expense was $8,157,000 for the six months ended June 30, 2020, an increase of $2,302,000, or 39%, from $5,855,000 for the six months ended June 30, 2019. The increase was primarily attributable to the purchase of raw materials for the manufacturing of Defencath amounting to $3,400,000 prior to its potential marketing approval that could potentially support the commercial launch, offset by a decrease in clinical trial expenses of $1,301,000, mainly due to the closing of our LOCK-IT-100 clinical trial.

Selling, General and Administrative Expense. SG&A expense was $3,233,000 for the three months ended June 30, 2020, an increase of $661,000, or 26%, from $2,572,000 for the three months ended June 30, 2019. The increase was primarily attributable to increases in: personnel expenses of $338,000, primarily for additional hires; insurance expenses of $138,000; and costs related to marketing research studies of $128,000. In addition, board cash fees increased by $77,000 as a result of a change in compensation practice which has eliminated equity as compensation for current services. These increases were partially offset, among others of lesser significance, reduced selling and distribution expenses in the EU of $24,000.

SG&A expense was $6,398,000 for the six months ended June 30, 2020, an increase of $1,841,000, or 40%, from $4,557,000 for the six months ended June 30, 2019. The increase was primarily attributable to increases in: personnel expenses of $517,000, primarily for additional hires during the first half of 2020; insurance expenses of $281,000; legal fees of $219,000, related to general corporate advice in Germany; recruitment fees of $171,000, in search for additional personnel; board fees of $151,000, as a result of a change in compensation practice which has eliminated equity as compensation for current services; investor relations and business development activities of $131,000; consulting fees of $103,000; and increases in dues and subscription and office expenses of $80,000.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction loss of $56,000 was recorded for the three months ended June 30, 2020 compared to a loss of $9,000 for the same period last year. These losses occurred due to the re-measuring of transactions denominated in a currency other than our functional currency.

Foreign exchange transaction losses were recorded for the six months ended June 30, 2020 and 2019 of $59,000 and $10,000, respectively. These losses occurred due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Income. Interest income was $39,000 for the three months ended June 30, 2020 compared to $96,000 for the same period last year, a decrease of $57,000. The decrease was attributable to lower average interest-bearing cash balances and short-term investments during the six months ending June 30, 2020 as compared to the same period in 2019.

Interest income was $102,000 for the six months ended June 30, 2020 compared to $155,000 for the same period last year, a decrease of $53,000. The decrease was attributable to lower average interest-bearing cash balances and short-term investments during the first half of 2020 as compared to the same period in 2019.

Interest Expense. Interest expense was $14,000 for the three months ended June 30, 2020 as compared to $307,000 for the three months ended June 30, 2019. This was attributable to the amortization of debt discount and non-cash interest expense recognized during the three months ended June 30, 2019 in connection with the senior secured convertible note issued in December 2018 that is no longer outstanding.

Interest expense was $20,000 for the six months ended June 30, 2020 compared to $609,000 for the same period last year. This was attributable to the amortization of debt discount and non-cash interest expense recognized during the three months ended June 30, 2019 in connection with the senior secured convertible note issued in December 2018 that is no longer outstanding.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in gains of $15,000 and $9,000 for the three months ended June 30, 2020 and 2019, respectively.

Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) totaling gains of $8,000 for the six months ended June 30, 2020 and 2019, respectively.

Tax Benefit. Tax benefits for the three and six months ended June 30, 2020 and 2019 of $5,169,000 and $5,061,000, respectively, was an income tax benefit due to the sale of most of our remaining unused NOL through the NJEDA Program.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the six months ended June 30, 2020, we received net proceeds of $2,470,000 from the issuance of 368,144 shares of common stock under our at-the-market-issuance sales agreement and $412,000 from the exercise of warrants. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

On July 30, 2020, we completed an underwritten public offering of our common stock, which yielded gross proceeds, before underwriting commissions and estimated expenses, of approximately $23,000,000. The public offering was made pursuant to an underwriting agreement with the Underwriters relating to the issuance and sale of an aggregate of 5,111,110 shares of common stock, including 666,666 shares of common stock pursuant to the full exercise of the Underwriters’ option, at a public offering price of $4.50 per share.

In April 2020, we received approximately $5,200,000, net of expenses, from the sale of most of our remaining unused New Jersey NOL eligible for sale under the NJEDA Program. The NJEDA Program allowed us to sell approximately $5,500,000 of our total $6,000,000 in available NOL tax benefits for the state fiscal year 2019.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $8,721,000 as compared to $7,203,000 for the same period in 2019, an increase in net cash use of $1,518,000. The increase was mainly attributable to the increase in net loss of $3,476,000, primarily driven by an increase in operating expenses, mainly due to the research and development expense related to the purchase of raw materials for the manufacturing of Defencath prior to its potential marketing approval, and a decrease in non-cash stock-based compensation of $44,000. The increase was partially offset by an increase in prepaid expenses and other current assets for the six months ended June 30, 2020 of $716,000, due to a deposit on the equipment, compared to a $22,000 increase for the same period in 2019; an increase in accounts payable of $362,000 for the six months ended June 20, 2020, as compared to a decrease in accounts payable for the same period in 2019 of $1,683,000; and a decrease in accrued expenses for the six months ended June 30, 2020 of $473,000 compared to a decrease of $1,732,000 for the same period in 2019.

Net Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the six months ended June 30, 2020 was $6,030,000 as compared to $11,840,000 used in same period in 2019. The increase in cash provided during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was due to the maturity of short-term investments and a decline in purchases of short-term investments in 2020, due to lower proceeds from the Company’s ATM program for the six months ended June 30, 2020 as compared to higher proceeds received during the same period last year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $2,835,000 as compared to $15,981,000 for the same period in 2019. During the six months ended June 30, 2020, we generated net proceeds of $2,470,000 from the sale of our common stock in our at-the-market, or ATM program, $412,000 from the exercise of warrants and paid $47,000 in financing fees. In comparison to the same period in 2019, the net proceeds we generated in the amount of $15,235,000 was from the sale of our common stock in our ATM program, and gross proceeds of $634,000 and $113,000 from the exercise of warrants and stock options, respectively.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of June 30, 2020 was $22.4 million, excluding restricted cash of $0.2 million, compared with $28.3 million at December 31, 2019. As of June 30, 2020, we have approximately $2.1 million available under our current ATM program and approximately $30.3 million available under our current shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the current ATM program. After taking into consideration the receipt of $23.0 million gross proceeds from the equity financing that closed in July 2020, the current shelf registration statement has a balance of approximately $7.3 million available to be drawn. We may utilize our ATM program, if conditions allow, to support our activities in connection with the activities required for commercial launch of Defencath, as well as general corporate expenses.

Because our business has not generated positive operating cash flow, additional capital will likely be required in order to fund launch activities for Defencath, as well as other taurolidine-based research and development activities and our operations generally. Our continued operations will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

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

Sales of Neutrolin outside the U.S. are not expected to generate significant product revenues for the foreseeable future, and while we expect to grow product sales for Defencath in the U.S., should we receive the FDA marketing approval. In the absence of significant revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we increase other activities leading to the commercialization of Defencath upon approval, pursue business development activities, and incur additional legal costs to defend our intellectual property.

We currently estimate that as of June 30, 2020 we have sufficient cash on hand to fund operations at least twelve months after the filing date of this report, after taking into consideration the equity financing which closed in July 2020 and the initial preparations for commercial launch for Defencath. Additional financing may be required to complete the build out of our commercial infrastructure and to continue our operations post commercial launch depending on the rate of sales growth. We currently anticipate that marketing approval could be obtained and product launch could commence by mid-2021. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of Defencath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

In March 2020, we entered into a seven-year lease agreement for approximately 6,089 square feet of office space at 300 Connell Drive, Berkeley Heights, New Jersey. The average monthly lease payment is approximately $17,000. The lease agreement is expected to commence late in the third quarter or early in the fourth quarter of 2020 upon our occupation of the premises. Our lease on our current premises terminates on November 30, 2020.

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

For the six-month period ended June 30, 2020, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In August 2018, the FASB issued new guidance which modifies the disclosure requirements on fair value measurements. The guidance was effective for us beginning in the first quarter of fiscal year 2020. This adoption on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and, in a transaction with a collaborative arrangement participant who is not a customer, precludes presenting the transaction together with revenue recognized under contracts with customers. The guidance was effective for us beginning in the first quarter of fiscal year 2020. This adoption on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2020.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Other than the hiring of our new Chief Financial Officer effective May 11, 2020, there were no changes in our internal control over financial reporting during the six months ended June 30, 2020, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our former Chief Financial Officer is a consultant to the Company and will assist with accounting and financial reporting through the transition.

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. We filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, we filed a withdrawal of the complaint on the German utility model, thereby waiving our claims on these proceedings. We estimate that the expense will be less than €40,000.

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

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such “shelter in place” orders have been lifted, at least partially, in many locations. However, an increase in the spread of COVID-19 or a “second wave” of the virus could lead to the re-imposition of such orders. Our clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

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

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH 101.CAL	Inline XBRL Taxonomy Extension Schema Document. Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: August 10, 2020	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer)