Form 10-Q
period 2020-09-30
CorMedix Inc.
filed 2020-11-05
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the issuer’s common stock, as of November 4, 2020 was 32,132,492.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$34,364,560	$16,350,237
Restricted cash	182,892	174,950
Short-term investments	2,674,770	11,984,157
Trade receivables	6,118	35
Inventories, net	200,706	338,465
Prepaid research and development expenses	76,182	34,831
Security deposit	20,000	20,000
Other prepaid expenses and current assets	1,340,239	446,415
Total current assets	38,865,467	29,349,090
Property and equipment, net	115,092	122,130
Operating lease right-of-use assets	1,041,991	4,690
TOTAL ASSETS	$40,022,550	$29,475,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,986,100	$1,024,280
Accrued expenses	2,516,841	4,798,475
Operating lease liabilities, short-term	98,072	2,011
Deferred revenue	-	2,206
Total current liabilities	4,601,013	5,826,972
Operating lease liabilities, net of current portion	952,318	2,678
TOTAL LIABILITIES	5,553,331	5,829,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 241,623 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	242	242
Common stock - $0.001 par value: 160,000,000 shares authorized; 31,348,171 and 25,665,350 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	31,348	25,665
Accumulated other comprehensive income	99,659	97,257
Additional paid-in capital	245,699,880	218,944,268
Accumulated deficit	(211,361,910)	(195,421,172)
TOTAL STOCKHOLDERS’ EQUITY	34,469,219	23,646,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,022,550	$29,475,910

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Net sales	$93,020	$59,530	$183,517	$258,488
Cost of sales	(79,913)	(79,026)	(147,614)	(327,109)
Gross profit (loss)	13,107	(19,496)	35,903	(68,621)
Operating Expenses:
Research and development	(2,925,355)	(2,520,992)	(11,082,764)	(8,375,896)
Selling, general and administrative	(3,691,507)	(2,631,027)	(10,089,252)	(7,187,535)
Total Operating Expenses	(6,616,862)	(5,152,019)	(21,172,016)	(15,563,431)
Loss From Operations	(6,603,755)	(5,171,515)	(21,136,113)	(15,632,052)
Other Income (Expense):
Interest income	10,843	92,094	113,125	246,880
Foreign exchange transaction loss	(35)	(12,997)	(59,241)	(23,283)
Interest expense, including amortization of debt discount	(7,800)	(172,429)	(27,904)	(781,212)
Total Other Income (Expense)	3,008	(93,332)	25,980	(557,615)
Loss before income taxes	(6,600,747)	(5,264,847)	(21,110,133)	(16,189,667)
Tax benefit	-	-	5,169,395	5,060,778
Net Loss	(6,600,747)	(5,264,847)	(15,940,738)	(11,128,889)
Other Comprehensive Income (Loss):
Unrealized (loss) gain from investments	(8,414)	(3,125)	(193)	4,714
Foreign currency translation gain	2,483	786	2,595	765
Total Other Comprehensive Income (Loss)	(5,931)	(2,339)	2,402	5,479
Comprehensive Loss	$(6,606,678)	$(5,267,186)	$(15,938,336)	$(11,123,410)
Net Loss	$(6,600,747)	$(5,264,847)	$(15,940,738)	$(11,128,889)
Deemed dividend as a result of warrant modification	-	(369,500)	-	(369,500)
Deemed dividend as a result of exchange of convertible note and Series C-2, D and F preferred stock, related party	-	(26,733,098)	-	(26,733,098)
Net Loss Attributable to Common Shareholders	$(6,600,747)	$(32,367,445)	$(15,940,738)	$(38,231,487)
Net Loss Per Common Share – Basic and Diluted	$(0.22)	$(1.35)	$(0.58)	$(1.62)
Weighted Average Common Shares Outstanding – Basic and Diluted	29,601,412	24,015,927	27,276,648	23,642,033

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2020

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at June 30, 2020	26,127,379	$26,127	241,623	$242	$105,590	$223,150,674	$(204,761,163)	$18,521,470
Stock issued in connection with public offering, net	5,111,110	5,111	-	-	-	21,315,059	-	21,320,170
Stock issued in connection with ATM sale of common stock, net	109,577	110	-	-	-	622,707	-	622,817
Issuance of vested restricted stock	105	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	611,440	-	611,440
Other comprehensive loss	-	-	-	-	(5,931)	-	-	(5,931)
Net loss	-	-	-	-	-	-	(6,600,747)	(6,600,747)
Balance at September 30, 2020	31,348,171	$31,348	241,623	$242	$99,659	$245,699,880	$(211,361,910)	$34,469,219

For the nine months ended September 30, 2020

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2019	25,665,350	$25,665	241,623	$242	$97,257	$218,944,268	$(195,421,172)	$23,646,260
Stock issued in connection with public offering, net	5,111,110	5,111	-	-	-	21,315,059	-	21,320,170
Stock issued in connection with ATM sale of common stock, net	477,721	478	-	-	-	3,045,252	-	3,045,730
Stock issued in connection with warrants exercised	91,500	92	-	-	-	411,659	-	411,751
Issuance of vested restricted stock	2,490	2	-	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	-	1,983,644	-	1,983,644
Other comprehensive income	-	-	-	-	2,402	-	-	2,402
Net loss	-	-	-	-	-	-	(15,940,738)	(15,940,738)
Balance at September 30, 2020	31,348,171	$31,348	241,623	$242	$99,659	$245,699,880	$(211,361,910)	$34,469,219

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,940,738)	$(11,128,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,983,644	1,986,274
Amortization of debt discount	-	313,097
Non-cash interest expense	-	461,839
Non-cash operating lease expense	5,721	-
Inventory reserve	20,673	-
Depreciation	47,284	56,568
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(5,833)	6,634
Decrease in inventory	110,889	45,010
Increase in prepaid expenses and other current assets	(928,788)	(155,484)
Increase (decrease) in accounts payable	961,641	(1,533,649)
Decrease in accrued expenses	(2,286,439)	(1,212,100)
Decrease in deferred revenue	(2,206)	(6,618)
Net cash used in operating activities	(16,034,152)	(11,167,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(5,870,456)	(13,716,503)
Maturity of short-term investments	15,179,649	1,426,927
Purchase of equipment	(35,553)	(27,142)
Net cash provided by (used in) investing activities	9,273,640	(12,316,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the public offering, net	21,320,170	-
Proceeds from sale of common stock from at-the-market program, net	3,045,730	15,234,529
Proceeds from exercise of warrants	411,751	8,658,233
Proceeds from exchange agreement, related party	-	2,000,000
Proceeds from exercise of stock options	-	117,529
Net cash provided by financing activities	24,777,651	26,010,291
Foreign exchange effect on cash	5,126	(6,232)
NET INCREASE IN CASH	18,022,265	2,520,023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	16,525,187	17,795,323
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$34,547,452	$20,315,346
Cash paid for interest	$27,904	$6,276
Supplemental Disclosure of Non-Cash Financing Activities:
Deemed dividend as a result of warrant modification	$-	369,500
Deemed dividend as a result of exchange of convertible note, Series C-2, Series D and Series F convertible preferred stock, related party	$-	26,733,098
Conversion of preferred stock to common stock	$-	$50
Unrealized gain (loss) from investments	$(193)	$4,714
Right-of-use assets obtained in exchange for lease liability	$1,042,000	$5,000
Issuance of common stock for vested restricted stock units	$2	$19

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc., together with its wholly owned subsidiaries (collectively “CorMedix” or the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. The Company’s primary focus is on the development of its lead product candidate, Defencath™, for potential commercialization in the United States, or the U.S., and other key markets as a catheter lock solution, or the CLS. The name Defencath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or the FDA, while the name Neutrolin® is currently used in the European Union, or the EU, and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device.

The Company has in-licensed the worldwide rights to develop and commercialize Defencath and Neutrolin. The CLS is a formulation of 1.35% taurolidine, 3.5% citrate, and 1000 u/ml heparin and is regulated by the FDA as an investigational new drug, where it is being developed to prevent catheter-related blood stream infections, or CRBSIs, and thrombosis in patients using central venous catheters, or CVCs, for hemodialysis. CRBSIs and thrombosis represent key complications among hemodialysis, intensive care, cancer and total parenteral nutrition, or TPN, patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV, antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. The Company initially expects to sell Defencath directly to dialysis centers and hospitals, but also plans to expand its usage into intensive care, oncology and TPN patients using central venous catheters. The Company believes Defencath addresses a significant unmet medical need and a potential large market opportunity in the U.S.

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

Also, in January 2015, the FDA designated Defencath as a Qualified Infectious Disease Product, or QIDP, which provides an additional five years of marketing exclusivity to be added to any exclusivity for which the application qualifies upon approval. For example, an additional five years of marketing exclusivity will be added to the five years granted to a New Chemical Entity, or the NCE, upon approval of the NDA. QIDP designation also confers eligibility for Priority Review of the NDA.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2018, 28 potential cases of CRBSI were identified in LOCK-IT-100 that occurred through early December 2017. As previously agreed with the FDA, an interim efficacy analysis was performed. Based on these first 28 cases, there was a highly statistically significant 72% reduction in CRBSI by Defencath relative to the active control of heparin (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the independent Data Safety Monitoring Board, or the DSMB, recommended early termination. Following discussions with the FDA, we proceeded with an orderly termination of LOCK-IT-100. The study had continued enrolling and treating subjects until study termination, and the final analysis was based on a total of 795 subjects. The Company remained blinded until the topline results of the full data set of LOCK-IT-100 were announced in late January 2019. In a total of 41 cases, there was a 71% reduction in CRBSI by Defencath relative to heparin, which was highly statistically significant (p=0.0006), with a good safety profile. During 2019, CorMedix had a series of meetings with the FDA to discuss the analyses of data from LOCK-IT-100, including an end of Phase 3 meeting, a pre-NDA meeting and a CMC meeting, in preparation for submission of the NDA.

The FDA granted the Company’s request for a rolling submission and review of the NDA, which is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of an NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and study sites that has demonstrated a clinically meaningful and statistically very persuasive effect on a disease with potentially serious outcome. In March 2020, the Company began the modular submission process for the NDA for Defencath for the prevention of CRBSI in hemodialysis patients, and recently announced on July 8, 2020, that submission of all modules for the NDA was completed. In August 2020, the FDA accepted for filing the Defencath NDA and also granted the Company’s request for Priority Review. Priority Review provides for six-month review period instead of the standard ten-month review period, and February 28, 2021 has been set as the Prescription Drug User Fee Act, or PDUFA, date for the completion of the review for approval of the NDA. The FDA noted that it is planning to hold an advisory committee meeting to discuss the application and that it had not identified any potential review issues at this time. The meeting of the Antimicrobial Drugs Advisory Committee to discuss the Defencath NDA has tentatively been scheduled for January 14, 2021. The Company has not been informed of any delays by the FDA in the review of the NDA, but the FDA has limited international and domestic travel due to COVID-19, and pre-approval inspections are required for manufacturing sites.

The FDA also previously agreed that the Company could request consideration of Defencath for approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet medical needs. Given that the LPAD pathway provides for a streamlined clinical development program for a limited population that may involve smaller, shorter, or fewer clinical trials, the Company believes that LPAD will provide additional flexibility for the FDA to approve Defencath to prevent CRBSIs in the limited population of adult patients with end-stage renal disease receiving hemodialysis through a CVC.

The Company was granted a deferral by the FDA under the Pediatric Research Equity Act, or PREA, that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in Defencath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. The Company has made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. Defencath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company anticipates that Medicare reimbursement could be available for Defencath in hemodialysis and other catheter indications in intensive care, oncology and TPN through relevant hospital inpatient diagnosis-related groups, or DRGs, or outpatient ambulatory payment classifications, or APCs, the End-Stage Renal Disease Prospective Payment System, or ESRD PPS, base payment, or under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies, or DMEPOS, Fee Schedule, depending on the setting of care. The Company also plans to seek separate reimbursement as a drug, where available under Medicare, through mechanisms such as pass-through status under the Hospital Outpatient Prospective Payment System, the transitional drug add-on payment adjustment, or TDAPA, under the ESRD PPS, or reimbursement as a drug used with a DMEPOS infusion pump. The Company has engaged U.S. Centers for Medicare & Medicaid Services, or CMS, in preliminary discussions concerning the reimbursement for Defencath under TDAPA, however, qualifications cannot be determined until after FDA approval and CMS evaluates the request for coverage in a quarterly review. If approved under TDAPA, reimbursement of Defencath would be calculated based on its average selling price.

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

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands, or MEB, granted a label expansion for Neutrolin, to include use in oncology patients receiving chemotherapy, IV hydration and IV medications via CVC for the EU. In December 2014, the Company received approval from the Hessian District President in Germany to expand the label for these same expanded indications. The expansion also adds patients receiving medication and IV fluids via CVC in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral nutrition was also approved.

In May 2020, the Company formed a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2020 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 16, 2020. The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements included in such Form 10-K.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued new guidance which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This adoption on January 1, 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2019, the FASB issued new guidance which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in FASB’s Accounting Standards Codification, or ASC, 718. The guidance was effective for the Company beginning in the first quarter of fiscal year 2020. This adoption on January 1, 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2020, the Company had an accumulated deficit of $211.4 million, and incurred losses from operations of $6.6 million and $5.3 million for the three months ended September 30, 2020 and 2019, respectively, and $15.9 million and $11.1 million for the nine months ended September 30, 2020 and 2019, respectively. The Company currently estimates that as of September 30, 2020 it has sufficient cash, cash equivalents and short-term investments on hand to fund operations for at least twelve months after the filing date of this report, after taking into consideration the net proceeds received through October 14, 2020 from the At-the-Market Issuance Sales Agreement (the “ATM program”) of $4.6 million (see Note 7) and the costs for the initial preparations for commercial launch for Defencath.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2020, the Company received approximately $5.2 million, net of expenses, from the sale of most of its remaining unused New Jersey net operating losses, or NOL, eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program, or NJEDA Program. The NJEDA Program allowed the Company to sell approximately $5.5 million of its total $6.0 million in available NOL tax benefits for the state fiscal year 2019.

In April 2020, the Company received from the FDA a refund for the NDA application fee in the amount of $2.9 million, which was paid in the first quarter of 2020. The Company met the conditions of the Federal Food, Drug, and Cosmetic Act for the small business waiver of the user fees and its request for a waiver of an application user fee was granted by the FDA.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products, to commercially launch Defencath upon NDA approval, and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. At September 30, 2020, the Company had approximately $8.7 million available under its ATM program (see Note 3).

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$34,364,560	$16,350,237
Restricted cash	182,892	174,950
Total cash, cash equivalents and restricted cash	$34,547,452	$16,525,187

The appropriate classification of marketable securities is determined at the time of purchase and re-evaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2020 or December 31, 2019.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2020, and December 31, 2019, all of the Company’s investments had contractual maturities of less than one year. As of September 30, 2020, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2020:
Money Market Funds included in Cash Equivalents	$4,962,810	$-	$-	$4,962,810
U.S. Government Agency Securities	-	-	-	-
Corporate Securities	2,375,059	(435)	497	2,375,121
Commercial Paper	299,636	-	13	299,649
Subtotal	2,674,695	(435)	510	2,674,770
Total September 30, 2020	$7,637,505	$(435)	$510	$7,637,580
December 31, 2019:
Money Market Funds included in Cash Equivalents	$3,472,043	$-	$51	$3,472,094
U.S. Government Agency Securities	2,691,091	(42)	869	2,691,918
Corporate Securities	6,058,265	(1,438)	440	6,057,267
Commercial Paper	3,234,583	(16)	405	3,234,972
Subtotal	11,983,939	(1,496)	1,714	11,984,157
Total December 31, 2019	$15,455,982	$(1,496)	$1,765	$15,456,251

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2020:
Money Market Funds and Cash Equivalents	$4,962,810	$4,962,810	$-	$-
U.S. Government Agency Securities	-	-	-	-
Corporate Securities	2,375,121	-	2,375,121	-
Commercial Paper	299,649	-	299,649	-
Subtotal	2,674,770	-	2,674,770	$-
Total September 30, 2020	$7,637,580	$4,962,810	$2,674,770	$-
December 31, 2019:
Money Market Funds and Cash Equivalents	$3,472,094	$3,472,094	$-	$-
U.S. Government Agency Securities	2,691,918	2,691,918	-	-
Corporate Securities	6,057,267	-	6,057,267	-
Commercial Paper	3,234,972	-	3,234,972	-
Subtotal	11,984,157	2,691,918	9,292,239	-
Total December 31, 2019	$15,456,251	$6,164,012	$9,292,239	$-

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

Restricted Cash

As of September 30, 2020, and December 31, 2019, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4).  The Company was required by the District Courts of Mannheim to provide a security deposit of an aggregate of approximately $124,000 (€110,000) to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The company furthermore had to provide a deposit in the amount of $40,000 (€36,000) and $11,000 (€10,000) for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the nine months ended September 30, 2020, the Company accrued expenses of $12,000 in connection with the utility model infringement proceedings, which may be deducted from restricted cash when settled.

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

Other prepaid expenses consist of the following:

	September 30, 2020	December 31, 2019
Deposit on equipment	$500,822	$-
Insurance	286,241	244,828
Subscription fees	132,982	97,983
Software costs	372,454	10,081
Other	47,740	93,523
Total	$1,340,239	$446,415

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the Defencath product. Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$-	$6,893
Finished goods	351,542	461,735
Inventory reserve	(150,836)	(130,163)
Total	$200,706	$338,465

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

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Professional and consulting fees	$618,472	$214,777
Accrued payroll and payroll taxes	1,603,245	1,287,047
Clinical trial related	687	2,435,953
Manufacturing development related	230,248	806,032
Other	64,189	54,666
Total	$2,516,841	$4,798,475

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

Through September 30, 2020, approximately $30.0 million of clinical trial expense has been recorded and paid. During the three and nine months ended September 30, 2020, the Company recognized $2,000 and $36,000 in research and development expense related to this agreement, and $61,000 and $763,000 during the three and nine months ended September 30, 2019, respectively. During the quarter ended September 30, 2020, the Company paid the outstanding balances in accounts payable and accrued expenses in the amount of $2.4 million.

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

CORMEDIX INC. AND SUBSIDIARIES

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

	Nine Months Ended September 30,
	2020	2019
	(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	104,000	108,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,560,137	5,560,137
Restricted stock units	-	8,411
Shares issuable for payment of deferred board compensation	45,326	31,498
Shares underlying outstanding warrants	183,148	344,828
Shares underlying outstanding stock options	2,427,687	1,435,110
Total potentially dilutive shares	8,712,251	7,879,937

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development include fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated executive, human resources, facilities expenses and costs related to the manufacturing of the product that could potentially be available to support the commercial launch prior to marketing approval. For the nine months ended September 30, 2020, costs related to the manufacturing of commercial pre-launch inventory that were expensed amounted to approximately $4.8 million. The Company accrues for costs incurred as the services are being provided by monitoring the status of the activities and the invoices received from its external service providers. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

On July 30, 2020, the Company completed an underwritten public offering of its common stock, par value $0.001 per share, which yielded net proceeds of approximately $21.3 million. The public offering was made pursuant to an underwriting agreement with SunTrust Robinson Humphrey, Inc. and JMP Securities LLC (collectively, the “Underwriters”), relating to the issuance and sale of an aggregate of 5,111,110 shares of common stock, including 666,666 shares of common stock pursuant to the full exercise of the Underwriters’ option, at a public offering price of $4.50 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 Registration Statement No. 333-223562 previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus filed with the SEC.

The Company is a party to a sales agreement with B. Riley dated March 9, 2018 for the sale of up to $14.7 million of the Company’s common stock under the Company’s ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70.0 million of the Company’s securities, which became effective on April 16, 2018. In November 2018, the ATM program amount was increased by $25.0 million. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. On August 31, 2020, the Company filed a prospectus supplement which allocated to the ATM program the remaining balance of its current shelf registration statement of approximately $7.3 million. The $7.3 million under the prospectus supplement, plus the $2.1 million already available under the ATM program, resulted in a total of approximately $9.4 million available to be sold under the Company’s ATM program. At September 30, 2020, the Company has approximately $8.7 million available under its ATM program (see Note 7 for subsequent event sales under the ATM program).

During the nine months ended September 30, 2020 and 2019, the Company sold 477,721 and 1,768,012 shares of common stock under the ATM program, respectively, and realized net proceeds of approximately $3.0 million and $15.2 million, respectively.

During the nine months ended September 30, 2020 and 2019, the Company issued an aggregate of 91,500 and 1,944,707 shares of its common stock upon exercise of warrants, respectively, resulting in net proceeds to the Company of $0.4 million and $8.7 million, respectively.

During the nine months ended September 30, 2020 and 2019, the Company issued an aggregate of 2,490 and 19,425 shares of its common stock, respectively, upon the vesting of restricted stock units issued to the Company’s board of directors.

During the nine months ended September 30, 2019, the Company issued an aggregate of 36,590 shares of its common stock upon exercise of stock options, resulting in net proceeds of $117,000 to the Company. No stock options were exercised during the nine months ended September 30, 2020.

CORMEDIX INC. AND SUBSIDIARIES

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

	As of September 30, 2020			As of December 31, 2019
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	52,000	$10.00000	$520,000	52,000	$10.00000	$520,000
Series E	89,623	$49.20000	$4,409,452	89,623	$49.20000	$4,409,452
Series G	100,000	$187.36452	$18,736,452	100,000	$187.36452	$18,736,452

Total	241,623		$23,665,904	241,623		$23,665,904

Stock Options

During the nine months ended September 30, 2020, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,086,984 shares of the Company’s common stock under the 2019 Stock Incentive Plan. The weighted average exercise price of these options is $5.11 per share.

During the three and nine months ended September 30, 2020, total compensation expense for stock options issued to employees, directors, officers and consultants was $611,000 and $1,973,000, respectively, and $519,000 and $1,835,000 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, there was approximately $3,719,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.7 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model with the following assumptions, for the nine months ended September 30, 2020:

Expected term, years	5 - 10
Volatility	102.73% - 107.87%
Dividend yield	0.0%
Risk-free interest rate	0.27% - 1.67%
Weighted average grant date fair value of options granted during the period	$3.58

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock options activity and related information for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,376,394	$8.98	6.8	$799,379
Granted	1,086,984	$5.11		$1,070,717
Forfeited	(28,800)	$9.01		$-
Expired	(6,891)	$12.53		$-
Exercised	-	-		$-
Outstanding at end of period	2,427,687	$7.23	7.5	$1,870,096
Exercisable at end of period	1,251,023	$8.53	5.9	$827,570

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price. There were no stock options exercised during the nine months ended September 30, 2020.

Restricted Stock Units

During the nine months ended September 30, 2020, the Company issued an aggregate of 2,490 shares of its common stock upon the vesting of RSUs issued to the Company’s board of directors.

During the three and nine months ended September 30, 2020, compensation expense recorded for the RSUs was $400 and $11,000, respectively, and $52,000 and $151,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, all outstanding RSUs had vested and compensation expense had been fully recognized.

Warrants

During the nine months ended September 30, 2020 and 2019, the Company issued an aggregate of 91,500 and 1,944,707 shares of its common stock upon exercise of warrants, respectively, resulting in net proceeds to the Company of $412,000 and $8,658,000, respectively.

As of September 30, 2020, there were 183,148 outstanding warrants with a weighted average exercise price of $4.96 per share and a weighted average remaining contractual life of 1.86 years.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CORMEDIX INC. AND SUBSIDIARIES

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court’s interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. The Company’s legal team prepared the requested reply and produced the respective documentation. TauroPharm had also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The Court made no rulings from the bench and indicated that it is prepared to further examine the underlying facts of the Company’s allegations. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the court requested the Company to further specify its requests and to further substantiate in even more detail which know-how was provided by Biolink (the company who developed Neutrolin that was acquired by ND Partners) to TauroPharm by whom and when. The Court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The Court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the Court scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, the Company intends to continue to pursue this matter, and still believes firmly that its claims are well-founded. The Company therefore appealed in January 2019 and filed its grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which the legal counsel of the Company brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in the Company’s favor but the Company has filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in the Company’s submission. In the supplementary expert opinion, the expert confirmed his view. The Company has filed a response and requested an oral hearing which has not yet been scheduled.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits of an aggregate of approximately $183,000, to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company recorded the deposits as restricted cash on the consolidated balance sheets. During the nine months ended September 30, 2020, the Company accrued an expense of $12,000 in connection with the utility model infringement proceedings, which will be deducted from restricted cash when settled.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of September 30, 2020 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of September 30, 2020 and 2019. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the three and nine months ended September 30, 2020 and 2019.

CORMEDIX INC. AND SUBSIDIARIES

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

Note 5 — Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000 commenced on September 16, 2020.

The Company’s lease on its current premises at 400 Connell Drive, Berkeley Heights, New Jersey 07922 terminates on November 30, 2020.

The Company entered into an operating lease for office space in Germany that began in July 2017. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease. The Company also has an operating lease for office equipment.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 was approximately $10,000 and $14,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases. Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 was approximately $2,000 and $6,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At September 30, 2020, the Company has a total operating lease liability and operating lease ROU assets of $1,050,000 and $1,042,000, respectively.

For the three and nine months ended September 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $2,000 and $6,000, respectively.

The weighted average remaining lease term as of September 30, 2020 and 2019 were 7.0 and 2.8 years, respectively, and the weighted average discount rate for operating leases was 9.0% and 10.0% as of September 30, 2020 and 2019, respectively.

As of September 30, 2020, maturities of lease liabilities were as follows:

2020 (excluding the nine months ended September 30, 2020)	$41,000
2021	198,000
2022	200,000
2023	202,000
2024	205,000
2025 and thereafter	588,000
Total future minimum lease payments	1,434,000
Less imputed interest	(384,000)
Total	$1,050,000

Note 6 — Concentrations:

At September 30, 2020, 99% of net accounts receivable was due from two customers that exceeded 10% of the Company’s accounts receivable (50% each) and at December 31, 2019, no customer exceeded 10% of the Company’s accounts receivable. During the three months ended September 30, 2020, the Company had revenue from three customers that exceeded 10% of its total sales (50%, 24% and 16%) and for the nine months ended September 30, 2020, the Company had revenue from three customers that each exceeded 10% of its total sales (50%, 16% and 12%). During the three months ended September 30, 2019, the Company had revenue from one customer that exceeded 10% of its totals sales (77%) and for the nine months ended September 30, 2019, the Company had revenue from four customers that each exceeded 10% of its total sales (46%, 20%, 13% and 13%).

Note 7 — Subsequent Event:

During October 2020, the Company sold an aggregate of 784,321 shares of its common stock under the ATM program and realized net proceeds of approximately $4.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020 and the notes to our unaudited consolidated financial statements contained in Item 1 above.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. The impact of COVID-19 may also exacerbate these risks, any of which could have a material effect on us. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc., together with our wholly owned subsidiaries (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is on the development of our lead product candidate, Defencath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. The name Defencath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin® is currently used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. In May 2020, we formed a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U.

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

In March 2020, we began the modular submission process for the NDA for Defencath for the prevention of CRBSI in hemodialysis patients, and recently announced on July 8, 2020, that submission of all modules for the NDA was completed. In August 2020, the FDA accepted for filing the Defencath NDA. The FDA also granted our request for Priority Review, which provides for a six-month review period instead of the standard ten-month review period. FDA has set a Prescription Drug User Fee Act, or PDUFA, date of February 28, 2021 for the completion of its review for the approval of the NDA.  The FDA noted that it is planning to hold an advisory committee meeting to discuss the application and that it had not identified any potential review issues at this time. The meeting of the Antimicrobial Drugs Advisory Committee to discuss the Defencath NDA has tentatively been scheduled for January 14, 2021. We have not been informed of any delays by the FDA in the review of the NDA, but the FDA has limited international and domestic travel due to COVID-19, and pre-approval inspections are required for manufacturing sites.

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

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands, or MEB, granted a label expansion for Neutrolin to include use in oncology patients receiving chemotherapy, IV hydration and IV medications via central venous catheters for the EU. In December 2014, we received approval from the Hessian District President in Germany to expand the label for these same expanded indications. The expansion also adds patients receiving medication and IV fluids via central venous catheters in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral nutrition was also approved.

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

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for Defencath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings. We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we commence pre-launch commercial activities for Defencath for the U.S. market and continue to commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of September 30, 2020, we had an accumulated deficit of approximately $211.4 million. We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through September 30, 2020, we have funded our operations primarily through debt and equity financings and the sale of our unused New Jersey NOL.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, or CRO, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies; and (viii) costs related to the manufacturing of the product that could potentially be available to support the commercial launch prior to marketing approval. For the nine months ended September 30, 2020, costs related to the manufacturing of commercial pre-launch inventory that were expensed amounted to approximately $4.8 million. All R&D is expensed as incurred.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on securing the marketing approval for Defencath in the U.S. In December 2015, we signed an agreement with a CRO, to help us conduct our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of Defencath in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. Our LOCK-IT-100 study was completed and all costs related to the agreement with the CRO has been paid.

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

Results of Operations

Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

The following is a tabular presentation of our consolidated operating results:

	For the Three Months Ended September 30,		% Increase	For the Nine Months Ended September 30,		% Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Revenue	$93,020	$59,530	56%	$183,517	$258,488	(29)%
Cost of sales	(79,913)	(79,026)	1%	(147,614)	(327,109)	(55)%
Gross profit (loss)	13,107	(19,496)	(167)%	35,903	(68,621)	(152)%
Operating Expenses:
Research and development	(2,925,355)	(2,520,992)	16%	(11,082,764)	(8,375,896)	32%
Selling, general and administrative	(3,691,507)	(2,631,027)	40%	(10,089,252)	(7,187,535)	40%
Total operating expenses	(6,616,862)	(5,152,019)	28%	(21,172,016)	(15,563,431)	36%
Loss from operations	(6,603,755)	(5,171,515)	28%	(21,136,113)	(15,632,052)	35%
Interest income	10,843	92,094	(88)%	113,125	246,880	(54)%
Foreign exchange transaction loss	(35)	(12,997)	(100)%	(59,241)	(23,283)	154%
Interest expense, including amortization of debt discount	(7,800)	(172,429)	(95)%	(27,904)	(781,212)	(96)%
Total other income (expense)	3,008	(93,332)	(103)%	25,980	(557,615)	(105)%
Loss before income taxes	(6,600,747)	(5,264,847)	25%	(21,110,133)	(16,189,667)	30%
Tax benefit	-	-	-	5,169,395	5,060,778	2%
Net loss	(6,600,747)	(5,264,847)	25%	(15,940,738)	(11,128,889)	43%
Other comprehensive income (loss)	(5,931)	(2,339)	154%	2,402	5,479	(56)%
Comprehensive loss	$(6,606,678)	$(5,267,186)	25%	$(15,938,336)	$(11,123,410)	43%

Revenue. Revenue for the three months ended September 30, 2020 was $93,000 as compared to $60,000 in the same period last year, an increase of $33,000. The increase was attributable to the sales in Middle East countries other than Saudi Arabia during the three months ended September 30, 2020 as compared to no sales for the same period in 2019.

Revenue for the nine months ended September 30, 2020 was $184,000 as compared to $258,000 in the same period last year, a decrease of $74,000. The decrease was attributable to having no sales in Saudi Arabia during the nine months ended September 30, 2020 due to the expiration of our registration with the Saudi Arabia Food and Drug Administration as compared to the sales of $116,000 for the same period in 2019. The registration must be renewed in order for us to continue selling in Saudi Arabia.

Cost of Sales. Cost of sales for the three months ended September 30, 2020 and 2019 was $80,000 and $79,000, respectively.

Cost of sales for the nine months ended September 30, 2020 was $148,000 as compared to $327,000 in the same period last year, a decrease of $179,000, primarily attributable to the cost of replacement of expired product that occurred during the same period in 2019.

Research and Development Expense. R&D expense was $2,925,000 for the three months ended September 30, 2020, an increase of $404,000, or 16%, from $2,521,000 for the three months ended September 30, 2019. The increase was primarily attributable an increase in personnel expenses of $242,000, primarily due to additional hires, increase in costs related to the purchase of raw materials and manufacturing of Defencath to support the commercial launch prior to its potential marketing approval of $206,000, and an increase in non-cash charges for stock-based compensation of $55,000. These increases were offset, among other items of lesser significance, by a reduction in clinical trial expenses of $86,000, mainly due to the completion of our LOCK-IT-100 clinical trial.

R&D expense was $11,083,000 for the nine months ended September 30, 2020, an increase of $2,707,000, or 32%, from $8,376,000 for the nine months ended September 30, 2019. The increase was primarily attributable to an increase in costs related to the purchase of raw materials and manufacturing of Defencath prior to its potential marketing approval that could potentially support the commercial launch amounting to $3,761,000, an increase in personnel expenses of $593,000, primarily due to additional hires. These increases were offset, among other items of lesser significance, by a reduction in clinical trial expenses of $1,387,000, attributable to the closing of our LOCK-IT-100 clinical trial and a decrease in consulting fees of $264,000.

Selling, General and Administrative Expense. SG&A expense was $3,692,000 for the three months ended September 30, 2020, an increase of $1,061,000, or 40%, from $2,631,000 for the three months ended September 30, 2019. The increase was primarily attributable to increases in costs related to marketing research studies in preparation for the potential marketing approval of Defencath of $647,000; and an increase in personnel expenses of $362,000, due to additional hires; an increase in recruitment costs of $67,000, in search for additional personnel, and increases in investor relations activities and consulting fees of $56,000 and $46,000, respectively. In addition, board cash fees increased by $57,000 as a result of a change in compensation which has eliminated issuance of restricted stock units as compensation. These increases were partially offset, among others of lesser significance, by a reduction in legal fees related to litigation of $180,000.

SG&A expense was $10,089,000 for the nine months ended September 30, 2020, an increase of $2,901,000, or 40%, from $7,188,000 for the nine months ended September 30, 2019. The increase was primarily attributable to increases in personnel expenses of $879,000, primarily for additional hires during the nine months ended September 30, 2020, increases in costs related to marketing research studies in preparation for the potential marketing approval of Defencath of $661,000. Additionally, there was also an increase in insurance expenses of $342,000, driven by higher directors and officers insurance premium that have gone up for all companies in our space; an increase in recruitment fees of $230,000, in search for additional personnel; an increase in board fees of $208,000, as a result of a change in compensation which has eliminated issuance of restricted stock units as compensation; an increase in investor relations and business development activities of $171,000; an increase in consulting fees of $158,000, and increases in dues and subscription and office expenses of $122,000.

Foreign Exchange Transaction Gain (Loss). No foreign exchange transaction was recorded for the three months ended September 30, 2020 compared to a loss of $13,000 for the same period last year. These losses occurred due to the re-measuring of transactions denominated in a currency other than our functional currency.

Foreign exchange transaction losses were recorded for the nine months ended September 30, 2020 and 2019 of $59,000 and $23,000, respectively. These losses occurred due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Income. Interest income was $11,000 for the three months ended September 30, 2020 compared to $92,000 for the same period last year, a decrease of $81,000. The decrease was attributable to lower average interest-bearing cash balances and short-term investments during the three months ending September 30, 2020 as compared to the same period in 2019.

Interest income was $113,000 for the nine months ended September 30, 2020 compared to $247,000 for the same period last year, a decrease of $134,000. The decrease was attributable to lower average interest-bearing cash balances and short-term investments during the nine months ending September 30, 2020 as compared to the same period in 2019.

Interest Expense. Interest expense was $8,000 for the three months ended September 30, 2020 as compared to $172,000 for the three months ended September 30, 2019. This was attributable to the amortization of debt discount and non-cash interest expense recognized during the three months ended September 30, 2019 in connection with the senior secured convertible note issued in December 2018 that is no longer outstanding.

Interest expense was $28,000 for the nine months ended September 30, 2020 compared to $781,000 for the same period last year. This was attributable to the amortization of debt discount and non-cash interest expense recognized during the nine months ended September 30, 2019 in connection with the senior secured convertible note issued in December 2018 that is no longer outstanding.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income (loss) which resulted in losses of $6,000 and $2,000 for the three months ended September 30, 2020 and 2019, respectively.

Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) which resulted in gains of $2,000 and $5,000 for the nine months ended September 30, 2020 and 2019, respectively.

Tax Benefit. Tax benefits for the nine months ended September 30, 2020 and 2019 of $5,169,000 and $5,061,000, respectively, was an income tax benefit due to the sale of most of our remaining unused NOL through the NJEDA Program.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the nine months ended September 30, 2020, we received net proceeds $3,046,000 from the issuance of 477,721 shares of common stock under our ATM program and $412,000 from the exercise of warrants. Additionally, on July 30, 2020, we completed an underwritten public offering of our common stock, which yielded net proceeds of approximately $21,320,000. The public offering was made pursuant to an underwriting agreement with the Underwriters, relating to the issuance and sale of an aggregate of 5,111,110 shares of common stock, including 666,666 shares of common stock pursuant to the full exercise of the Underwriters’ option, at a public offering price of $4.50 per share. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

In April 2020, we received approximately $5,200,000, net of expenses, from the sale of most of our remaining unused New Jersey NOL eligible for sale under the NJEDA Program. The NJEDA Program allowed us to sell approximately $5,500,000 of our total $6,000,000 in available NOL tax benefits for the state fiscal year 2019.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $16,034,000 as compared to $11,167,000 for the same period in 2019, an increase in net cash use of $4,867,000. The increase was mainly attributable to the increase in net loss of $4,812,000, primarily driven by an increase in operating expenses, mainly due to the research and development expense related to the costs related to the manufacturing of Defencath prior to its potential marketing approval and selling, general and administrative expense related to marketing research studies in preparation for the potential marketing approval of Defencath. In addition, the increase was also due to an increase in prepaid expenses and other current assets for the nine months ended September 30, 2020 of $929,000, primarily due to a deposit on the equipment, compared to a $155,000 increase for the same period in 2019, and a decrease in accrued expenses of $2,286,000 for the nine months ended September 30, 2020, as compared to a decrease of $1,212,000 for the same period in 2019. These decreases were partially offset by an increase in accounts payable of $962,000 for the nine months ended September 30, 2020, as compared to a decrease of $1,534,000 for the same period in 2019.

Net Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2020 was $9,274,000 as compared to $12,317,000 cash used in the same period in 2019. The increase in cash provided during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was due to the maturity of short-term investments and a decline in purchases of short-term investments in 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $24,778,000 as compared to $26,010,000 for the same period in 2019. During the nine months ended September 30, 2020, we generated net proceeds of $21,320,000 from the public offering of our common stock, $3,046,000 from the sale of our common stock in our at-the-market, or ATM program, and $412,000 from the exercise of warrants. In comparison to the same period in 2019, the net proceeds we generated in the amount of $15,235,000 was from the sale of our common stock in our ATM program, and gross proceeds of $8,658,000 and $118,000 from the exercise of warrants and stock options and proceeds from an exchange agreement of $2,000,000, respectively.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of September 30, 2020 was $37.0 million, excluding restricted cash of $0.2 million, compared with $28.3 million at December 31, 2019. As of September 30, 2020, we have approximately $8.7 million available under our current ATM program. We may utilize our ATM program, if conditions allow, to support our activities in connection with the activities required for commercial launch of Defencath, as well as general corporate expenses.

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

We currently estimate that as of September 30, 2020 we have sufficient cash on hand to fund operations at least twelve months after the filing date of this report, after taking into consideration the net proceeds received from the ATM sales in October 2020 and the costs for the initial preparations for commercial launch for Defencath. Additional financing may be required to complete the build out of our commercial infrastructure and to continue our operations post commercial launch depending on the rate of sales growth. We anticipate a PDUFA date of February 28, 2021 for the FDA to complete its review for the approval of the Defencath NDA. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of Defencath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

In March 2020, we entered into a seven-year lease agreement for approximately 6,089 square feet of office space at 300 Connell Drive, Berkeley Heights, New Jersey. The average monthly lease payment is approximately $17,000 which commenced on September 16, 2020.

Our lease on our previous premises at 400 Connell Drive, Berkeley Heights, New Jersey terminates on November 30, 2020.

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

For the nine-month period ended September 30, 2020, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2020.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Other than the hiring of our new Chief Financial Officer effective May 11, 2020, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2020, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our former Chief Financial Officer is a consultant to the Company and assists with accounting and financial reporting through the transition.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. The judge made no decision on the merits of our complaint. On January 14, 2016, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. We have prepared the requested reply and produced the respective documentation. TauroPharm has also filed another writ within the same deadline and both parties have filed further writs at the end of April 2016 setting out their respective argumentation in more detail. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the Court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. The Court made no rulings from the bench and indicated that it is prepared to further examine the underlying facts of our allegations. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. In particular the Court requested us to further specify our requests and to further substantiate in even more detail which know-how was provided by Biolink (the company who developed Neutrolin that was acquired by ND Partners) to TauroPharm by whom and when. The Court also raised the question whether the know-how provided at the time to TauroPharm could still be considered to be secret know-how or may have become public in the meantime. The Court granted both sides the opportunity to reply to this court order and provide additional facts and evidence until May 15, 2017. Both parties have submitted further writs in this matter and the Court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe firmly that our claims are well-founded. We have therefore appealed in January 2019 and filed our grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which our legal counsel brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor, but we have filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in our submission. In the supplementary expert opinion, the expert confirmed his view. We have filed another response and requested an oral hearing which has not yet been scheduled.

Item 1A. Risk Factors.

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such “shelter in place” orders were previously lifted, at least partially, in many locations. However, an increase in the spread of COVID-19, which may be a continuation of the “first wave” or beginning of a “second wave” of the virus, has led to the re-imposition by many states of quarantine requirements for out-of-state travelers and may lead to the re-imposition of “shelter-in-place” or other similar orders. Our clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

As a result of the COVID-19 outbreak, or similar pandemics, and related travel restrictions and “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines for our NDA;

●	delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;

●	interruption of, or delays in receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions and “shelter in place” orders;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	interruption or delays to our sourced discovery and clinical activities.

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

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: November 5, 2020	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer)