Form 10-K
period 2020-12-31
CorMedix Inc.
filed 2021-03-30
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 001-34673

CORMEDIX INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Connell Drive, Suite 4200, Berkeley Heights, NJ	07922
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 517-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 Par Value	CRMD	Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $208.4 million. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.

The number of outstanding shares of the registrant’s common stock was 38,024,194 as of March 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None

CORMEDIX INC.

DefenCath™ is our registered trademark. All other trade names, trademarks and service marks appearing in this report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

i

PART I

Forward-Looking Statements

This report contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in the section titled “Item 1A. Risk Factors.” The impact of COVID-19 may also exacerbate these risks, any of which could have a material effect on us. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1.	Business

Overview

We are a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration (“FDA”). The name Neutrolin is currently used in the European Union (“EU”) and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution (“CLS”) regulated as a medical device.

DefenCath is a novel anti-infective solution (a formulation of taurolidine 1.35% and heparin 1000 USP U/ml) intended for the reduction of catheter-related infections in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition and oncology. Infections represent key complications among hemodialysis, total parenteral nutrition and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV, antibiotic treatment, removal/replacement of the central venous catheter (“CVC”), related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

DefenCath – United States

In late 2013, we met with the FDA, to determine the pathway for U.S. marketing approval of DefenCath. We launched the Phase 3 clinical trial in patients with hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety and Effectiveness of DefenCath in Preventing Catheter-related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease, or LOCK-IT-100, was a prospective, multicenter, randomized, double-blind, active control trial which aimed to demonstrate the efficacy and safety of DefenCath in preventing catheter-related bloodstream infections, or CRBSI, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial was time to CRBSI. The trial evaluated DefenCath relative to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor, or tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

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

The primary endpoint of the Phase 3 LOCK-IT-100 study was the reduction of the risk of occurrence of CRBSI by DefenCath relative to the active control of heparin. In the analysis of the full data set, a total of 41 CRBSI events were determined by the CAC. There was a 71% reduction in the risk of occurrence of CRBSIs compared with the active control of heparin, which was well in excess of the study’s assumed treatment effect size of a 55% reduction. In the DefenCath arm, the CRBSI event rate was 0.13 per 1000 catheter days, which is significantly lower than the event rate of 0.46 per 1000 catheter days in the control arm. The statistical significance of the primary endpoint in the full data set (p=0.0006) was even more impressive than that of the interim analysis (p=0.0034).

There were no statistically significant differences between the results in the DefenCath arm compared with the control arm in the final analysis for the secondary endpoints. The event rate for one of the secondary endpoints, catheter removal for any reason, was 3.48 per 1000 catheter-days (236 out of 397 subjects) in the DefenCath arm and 3.23 per 1000 catheter-days (225 out of 398 subjects) in the control arm (p=0.416). The loss of catheter patency, which was defined either as catheter removal due to loss of catheter patency or the administration of tPA, was also a secondary endpoint. The event rate for loss of catheter patency was 0.99 per 1000 catheter-days (63 out of 397 subjects) in the DefenCath arm and 0.74 per 1000 catheter-days (48 out of 398 subjects) in the control arm (p=0.12). In the top-line safety analysis, the observed rate of treatment-emergent adverse events was lower in the DefenCath arm. The rate of adverse events per patient was 5.1 in the DefenCath arm and 5.8 in the control arm.

Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of a New Drug Application, or NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and investigation sites with procedures to include trial quality that has demonstrated a clinically meaningful and statistically very persuasive effect on prevention of a disease with potentially serious outcome.

In March 2020, we began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted our request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As we announced in March 2021, the FDA informed us that it will not approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the manufacturing facility. We are working with the manufacturing facility to develop plans for resolution of the deficiencies. Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications. We expect to be able to complete this requirement expeditiously. Satisfactory resolution of these issues is required for approval of the DefenCath NDA by a pre-approval inspection and/or adequate manufacturing facility responses addressing these concerns. If an inspection is required, we may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the pandemic and is actively working to define an approach for scheduling outstanding inspections once safe travel may resume. We will request a meeting with the FDA, which we estimate will occur in mid-April, to obtain agreement with the FDA on the proposed resolutions of the deficiencies.

The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with our request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. We believe that LPAD will provide additional flexibility for the FDA to approve DefenCath to reduce CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

In January 2015, the FDA granted Fast Track designation to DefenCath, a designation intended to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that the approved drug can reach the market expeditiously. Also in January 2015, the FDA designated DefenCath as a Qualified Infectious Disease Product, or QIDP, for prevention of catheter-related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections can be life-threatening. The QIDP designation provides five years of marketing exclusivity in addition to the five years granted for a New Chemical Entity upon approval of the NDA. We received a deferral from FDA for the requirement of submitting data in the NDA for use of DefenCath in pediatric hemodialysis patients as a catheter lock solution. When the pediatric study is completed as a post-approval commitment, DefenCath will be eligible for an additional six months of marketing exclusivity.

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

Additional Development Possibilities

In addition to developing the use of taurolidine as a catheter lock solution, we are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma in children. We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials and hydrogels. We will seek to establish development/commercial partnerships as these programs advance.

The FDA regards taurolidine as a new chemical entity and therefore it is currently regulated as an unapproved new drug. We might in the future pursue product candidates that would involve devices impregnated with taurolidine, and we believe that at the current time such products would be combination products subject to both device premarket submission requirements and drug regulations. Consequently, given that there is no appropriate predicate medical device currently marketed in the U.S. on which a 510(k) clearance process could be based and that taurolidine is not yet approved in any application, we anticipate that we would be required to submit a premarket approval application, or PMA, for marketing authorization for any medical device indications that we may pursue for devices containing taurolidine. In the event that an NDA for DefenCath is approved by the FDA, the regulatory pathway for these medical device product candidates may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

DefenCath

Market Opportunity

Central venous catheters and peripherally inserted central catheters (“Central Catheters”) are an important and frequently used method for accessing the vasculature in hemodialysis (a form of dialysis where the patient’s blood is circulated through a dialysis filter), administering chemotherapy and basic fluids in cancer patients and for cancer chemotherapy, long term antibiotic therapy, total parenteral nutrition (complete or partial dietary support via intravenous nutrients).

According to the 2015 United States Renal Disease System, there were 660,000 patients on hemodialysis in the U.S. Hemodialysis National Kidney Foundation has reported that patients requiring Central Catheters represent over 63 million catheter/dialysis treatment days per year. In 2019, the estimated number of patients with cancer is approximately 6 million, and between 25-60% require Central Catheters, and represents about 136 million catheter days per year, based on market research by a third-party commissioned by us.

One of the major and common complications for all patients requiring CVCs is CRBSI and the clinical complications associated with them. The total annual cost for treating CRBSI episodes and their related complications in the U.S. is up to $2.7 billion, with approximately 250,000 CRBSI episodes per year (Becker’s Hospital Review).

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

Currently, there are no pharmacologic agents approved in the U.S. for the prevention of CRBSI in CVCs. As noted above, we received the CE Mark approval for Neutrolin from the MEB of the EU in July 2013. We believe there is a significant need for prevention of CRBSI in the hemodialysis patient population as well as for other patient populations utilizing central venous catheters and peripherally inserted central catheters, such as oncology/chemotherapy, and total parenteral nutrition.

DefenCath is a broad-spectrum antibacterial, antifungal and anticoagulant combination that is active against common microbes including antibiotic-resistant strains and in addition may prevent biofilm formation. We believe that using DefenCath as an anti-infective solution will significantly reduce the incidence of life-threatening catheter-related blood stream infections, thus reducing the need for local and systemic antibiotics while prolonging catheter function.

Initially, we expect to sell DefenCath in the U.S. primarily to key operators of dialysis centers. We anticipate that Medicare reimbursement could be available for DefenCath in hemodialysis and other catheter indications such as oncology patients and total parenteral nutrition patients through relevant hospital inpatient diagnosis-related groups, or DRGs, or outpatient ambulatory payment classifications, or APCs, the End-Stage Renal Disease Prospective Payment System, or ESRD PPS, base payment, or under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies, or DMEPOS, Fee Schedule, depending on the setting of care. We also plan to seek separate reimbursement as a drug, where available under Medicare, through mechanisms such as pass-through status under the Hospital Outpatient Prospective Payment System, the transitional drug add-on payment adjustment, or TDAPA, under the ESRD PPS, or reimbursement as a drug used with a DMEPOS infusion pump. We have engaged the U.S. Centers for Medicare & Medicaid Services, or CMS, in preliminary discussions concerning the reimbursement for DefenCath under TDAPA, however, qualifications cannot be determined until after FDA approval and CMS evaluates the request for coverage in a quarterly review. If approved under TDAPA, reimbursement of DefenCath would be calculated based on its average selling price. To be eligible for TDAPA, a new renal drug or biologic must be:

●	Approved by FDA pursuant to Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act

●	Commercially available

●	Assigned a Healthcare Common Procedure Coding System code

●	Identified as having an end action effect that treats or manages a condition or conditions associated with ESRD

●	Identified as not fitting into an established ESRD PPS functional category

●	Designated by CMS as a renal dialysis service.

Although we cannot fully anticipate changes in reimbursement requirements and mechanisms in the coming years, we expect DefenCath would be eligible for and would obtain TDAPA. DefenCath meets the criterion of being a new renal dialysis product used to treat or manage a condition associated with ESRD, since infections are the second leading cause of death in patients with ESRD and CVCs are a significant risk factor for infection-associated mortality.

Furthermore, we anticipate that the CMS, and private payers will increasingly demand that manufacturers demonstrate the cost effectiveness of their product as part of the reimbursement review and approval process. With this in mind, we are performing health economic evaluations to support this review in the context of the prospective use of DefenCath in dialysis, and other settings, such as oncology. Our studies may not be sufficient to support coverage or reimbursement at levels that allow providers to use DefenCath.

Competitive Landscape

The drug and medical device industries are highly competitive and subject to rapid and significant technological change. DefenCath’s current and future competitors include large as well as specialty pharmaceutical and biotechnology companies. Many of our competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the development and commercialization of drugs and medical devices. Further, the development of new treatment methods could render DefenCath non-competitive or obsolete.

We believe that the key competitive factors that will affect the development and commercial success of DefenCath are efficacy and safety, as well as pricing and reimbursement. Given that there are no approved catheter lock solutions with antimicrobial properties in the U.S., and that the current standard of care is heparin, we believe there is an opportunity for DefenCath to become the new standard of care as a CLS in the U.S. market, if approved by FDA. We are not aware of any potentially competitive CLS which are approved or under development by other companies in the U.S. A development stage product from Citius is being studied for salvage of CVCs once a patient becomes diagnosed with a catheter related blood stream infection.

In the EU, several catheter lock solutions have received a CE Mark, in addition to Neutrolin. For example, TauroLock contains a combination of citrate 4% with (cyclo)-taurolidine and heparin or urokinase, but it is not approved for use in the U.S. Some device companies have launched antibiotic or antimicrobial-coated catheters as short-term prevention of catheter infections. We believe these are not effective for hemodialysis catheters due to the long-term use and high blood flow associated with hemodialysis.

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

With regards to taurolidine, an active drug ingredient, or API, of DefenCath, we have a Drug Master File filed with the FDA. There is a master commercial supply agreement between the third-party manufacturer, Alcami, and us in place from August 2018. We have two sources for the other key API, Heparin sodium.

We have utilized two drug product contract manufacturing organizations, or CMOs. One CMO manufactures for the EU and Middle East markets and the other is for U.S. production. In order to assure supply, we are in the process of beginning to qualify a second CMO for U.S. vial production. All API and drug products are validated at commercial scale.

We are confident that these CMO’s have adequate capacity to produce the volumes needed, and that there exists a sufficient number of potential alternate sources for the drug substances required to produce our products, as well as third-party manufacturers, that we will be able to find alternate suppliers and third-party manufacturers in the event that our relationship with any supplier or third-party manufacturer deteriorates. The process for selecting and qualifying an alternative contract manufacturer and for completing the technology transfer to such a manufacturer to the point of enabling commercialization of the product would take several years.

United States Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the U.S. and other countries. Our products may be classified by the FDA as a drug or a medical device depending upon the indications for use or claims. Because certain of our product candidates are considered as medical devices and others are considered as drugs for regulatory purposes, we intend to submit applications to regulatory agencies for approval or clearance of both medical devices and pharmaceutical product candidates.

In the U.S., the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act (FDCA) and the Agency’s implementing regulations. If we fail to comply with the applicable U.S. requirements at any time during the product development process, clinical testing, and during the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution, among other actions. Any agency enforcement action and/or any related impact could have a material adverse effect on us.

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

The regulatory framework applicable to the production, distribution, marketing, and/or sale, of our product candidates may change significantly from the current descriptions provided herein in the time that it may take for any of our product candidates to reach a point at which an NDA is approved. Moreover, individual states may have laws and regulations that we must comply with, such as laws and regulations concerning licensing, promotion, sampling, distribution, and reporting.

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

Medical Device Approval Process

In addition to our lead product candidate DefenCath, which is subject to regulation by the FDA as a drug, we may be developing other products that may be regulated as medical devices in the United States. The FDA considers a product to be a device, and subject to the FDA regulation, if it meets the definition of a medical device in the FDCA, which states that a device is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is:

●	recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them,

●	intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or

●	intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of its primary intended purposes.

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

The FDA has informed us that it regards taurolidine as a new chemical entity and therefore an unapproved new drug. Consequently, for any other products that we intend to develop as a medical device, there is currently no appropriate predicate device currently marketed in the U.S. on which a 510(k) approval process could be based. As a result, we will be required to submit a premarket approval application for marketing authorization for these indications. In the event that the NDA for DefenCath is approved by the FDA, the regulatory pathway for these taurolidine product candidates can be revisited with the FDA. Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, a process that provides a pathway to classify novel medical device for which there is no legally marketed predicate device, based on a risk assessment and a reasonable assurance of safety and effectiveness.

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

Reimbursement and Pricing Controls

In many of the markets where we or the parties we collaborate with have targeted or will target DefenCath for sale, laws control the prices charged to certain purchasers of pharmaceutical products and the prices paid by drug reimbursement programs through varying price control mechanisms. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating rebates with the manufacturers, limiting the reimbursement rate paid to providers, and using tiered formularies, co-payment structures that incentivize beneficiaries to request lower cost alternatives, and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Federal and commercial payors use competition for health plan coverage and market share as leverage to obtain rebates on products they reimburse, which impacts the manufacturer’s net realization on the sale of the products. These rebates may be paid on drugs sold at a mandatory discount. Additionally, federal and commercial health plans may choose to reimburse dialysis providers for dialysis services and drugs used in the provision of those services through a single bundled payment rate, which tends to make cost a more important factor for providers when making drug purchase decisions than it would otherwise be if the providers were reimbursed for drugs on a stand-alone basis. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA.

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

Intellectual Property

On January 30, 2008, we entered into a License and Assignment Agreement, or the NDP License Agreement, with ND Partners, LLC, or NDP. Pursuant to the NDP License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). We acquired such licenses and patents through our assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann, and Dr. Johannes Reinmueller. NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in our company consisting of 73,107 shares of common stock as of December 31, 2010. In addition, we are required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares held in escrow is 29,109 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at December 31, 2020. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval processes and certain worldwide net sales amounts.

During the year ended December 31, 2013, a milestone payment of $500,000 was earned by NDP upon the first issuance of the CE Mark for Neutrolin. Under Article 6 of the NDP License Agreement, we were obligated to make a milestone payment of $500,000 to NDP upon the first issuance of a CE Mark for a licensed product, which payment was payable to NDP within 30 days after such issuance. On April 11, 2013, we entered into an amendment to the NDP License Agreement which extended the milestone payment from within 30 days after such issuance to within twelve months after the achievement of such issuance. As consideration for the amendment, we issued NDP a five-year warrant to purchase 25,000 shares of our common stock at an exercise price of $7.50 per share. The warrant was exercisable immediately upon issuance and expired in April 2018. In January 2014, the $500,000 milestone payment due to NDP was converted into 10,000 Series C-3 non-voting preferred stock and a warrant to purchase 50,000 shares of our common stock at an exercise price of $4.50 per share. The warrants expired during the year ended December 31, 2020.

During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of December 31, 2020 is 21,832 shares of common stock. There were no milestones achieved in 2020 or 2019.

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

We believe that the patents and patent applications we have licensed pursuant to the NDP License Agreement cover effective solutions to the various medical problems discussed previously when using taurolidine in clinical applications, and specifically in hemodialysis applications. Our patent portfolio consists of 5 issued U.S. patents and 13 pending U.S. patent applications; 15 issued foreign patents and 44 pending foreign patent applications. Additional patent applications will be filed to cover any additional related subject matter developed. The patents cover additional applications using taurolidine in, among others, sutures, hydrogels, meshes, transdermal and biofilm products.

Employees and Human Capital Resources

As of March 19, 2021, we employed 35 full-time employees, who work out of our corporate offices in Berkeley Heights NJ or work remotely in various locations throughout the United States and Europe. We are committed to diversity, equity and inclusion, regardless of gender or race/ethnicity, and conduct training to reflect our commitment as an organization and build awareness.

We invest in our workforce by offering competitive salaries and benefits. We endeavor to foster a strong sense of ownership by offering stock options under our stock incentive program. We also offer comprehensive and locally relevant benefits for all eligible employees. We recognize and support the growth and development of our employees.

We have implemented COVID-19 policies designed to ensure the safety and well-being of all employees and the people associated with them. As a result of the COVID-19 pandemic, to reduce risk, our employees have been asked to work remotely, and all employees have been asked to avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing.

None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Our principal executive offices are located at 300 Connell Drive, Suite 4200, Berkeley Heights, New Jersey 07922. Our telephone number is (908) 517-9500.

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

In April 2020, we received approximately $5.2 million, net of expenses, from the sale of most of our remaining unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed us to sell approximately $5.5 million of our total $6.0 million in available NOL tax benefits for the state fiscal year 2019.

As previously announced, the NJEDA has approved our application to participate in the NJEDA Program for the state fiscal year 2020. The approval will allow us to sell approximately $1.3 million of the total $1.3 million in available tax benefits to an unrelated, profitable New Jersey corporation in return for approximately $1.3 million in cash. Closing is subject to NJEDA’s typical closing conditions, which are in process of completion.

In April 2020, we received from the FDA a refund for the NDA application fee in the amount of $2.9 million, which was paid in the first quarter of 2020. We met the conditions of the Federal Food, Drug, and Cosmetic Act for the small business waiver of the user fees and our request for a waiver of an application user fee was granted by the FDA.

In May 2020, we formed a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U. for which no substantial operations had occurred during the year 2020.

On July 30, 2020, we completed an underwritten public offering of our common stock, par value $0.001 per share, which yielded gross proceeds, before underwriting commissions and estimated expenses, of approximately $23.0 million. The public offering was made pursuant to an underwriting agreement with SunTrust Robinson Humphrey, Inc. and JMP Securities LLC (collectively, the “Underwriters”), relating to the issuance and sale of an aggregate of 5,111,110 shares of common stock, including 666,666 shares of common stock pursuant to the full exercise of the Underwriters’ option, at a public offering price of $4.50 per share. The offering was made pursuant to our effective registration statement on Form S-3 Registration Statement No. 333-223562 previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus filed with the SEC.

In November 2020, we filed a new registration statement, under which we could issue and sell up to an aggregate of $100.0 million of shares of our common stock, $0.001 par value per share. On November 27, 2020, we entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with B. Riley and Needham & Company, LLC (“Needham”), together with B. Riley, acting as sales agents (“Sales Agent”). The Amended Sales Agreement relates to the sale of shares of up to $25.0 million of our common stock under our ATM program, of which we may issue and sell common stock from time to time through the Sales Agent, subject to limitations imposed by us and subject to Sales Agent’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. Sales Agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the year ended December 31, 2020, we sold 832,676 shares of common stock under the Amended Sales Agreement at the weighted average price of $8.69 per share and realized net proceeds of approximately $7.0 million. At December 31, 2020, we have approximately $17.8 million available under the Amended Sales Agreement and $75.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the Amended Sales Agreement. On February 5, 2021, we allocated to our ATM program an additional $25.0 million of the remaining $75.0 million available under our shelf registration statement. Giving effect to the additional $25.0 million, plus the $17.8 million available at December 31, 2020, we had a total of $42.8 million available under the ATM program. During January and February 2021, we sold an aggregate of 3,737,862 shares of our common stock under the ATM program and realized net proceeds of approximately $41.5 million. As of the filing of this Annual Report on Form 10-K, we have no available balance under our ATM program and we have $50.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities.

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

Item 1A.	Risk Factors

Summary Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth below.

Risks Related to our Financial Position and Need for Additional Capital

1.	We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable.

2.	Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for DefenCath/Neutrolin.

3.	We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Risks Related to the Development and Commercialization of Our Product Candidates

1.	Defencath, our lead product candidate, has received Fast Track designation and Qualified Infectious Disease Product designation from FDA, but we cannot provide assurances that these designations will not be rescinded.

2.	If the FDA requires a second clinical trial for DefenCath or imposes additional manufacturing requirements to approve the New Drug Application, the development of DefenCath will take longer and cost more to complete, and we will need significant additional funds to undertake a second trial, if required.

3.	Our only product Neutrolin is only approved in Europe and is still in development in the United States.

4.	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues.

5.	Successful development and commercialization of our other products is uncertain.

6.	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

7.	The successful commercialization of Neutrolin will depend on obtaining coverage and reimbursement for use of Neutrolin from third-party payors.

8.	Physician and patients may not accept and use our products.

9.	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects.

10.	The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

11.	Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain.

12.	If we fail to comply with international regulatory requirements, we could be subject to regulatory delays, fines or other penalties.

13.	We do not have, and may never obtain, the regulatory approvals we need to market our product candidates outside of the European Union.

14.	Even if approved, our products will be subject to extensive post-approval regulation.

Risks Related to Our Business and Industry

1.	Competition and technological change may make our product candidates and technologies less attractive or obsolete.

2.	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations.

3.	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.

4.	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

5.	We may not successfully manage our growth.

6.	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur.

7.	We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

8.	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Risks Related to Our Intellectual Property

1.	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business.

2.	If we and our licensors do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.

3.	Ongoing and future intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.

4.	The decisions by the European and German patent offices may affect patent rights in other jurisdictions.

5.	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation.

Risks Related to Dependence on Third Parties

1.	We currently have no internal marketing and sales organization and currently rely and intend to continue to rely on third parties to market, sell, and distribute Neutrolin outside of the U.S. We may seek a sales partner in the U.S. if DefenCath receives FDA approval or we may undertake marketing and sales of DefenCath in the U.S. on our own. If we are unable to enter into or maintain agreements with third parties to market and sell DefenCath or any other product after approval or are unable to find a sales partner or establish our own marketing and sales capabilities, we may not be able to generate significant or any product revenues.

2.	If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility, we may be unable to meet demand for our products and we may lose potential revenues.

3.	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products.

4.	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.

5.	We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all.

6.	We will depend on third party suppliers and contract manufacturers for the manufacturing of our product candidates and have no direct control over the cost of manufacturing our product candidates. Increases in the cost of manufacturing our product candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability.

Risks Related to Our Common Stock

1.	We will need additional financing to fund our activities in the future, which likely will dilute our stockholders.

2.	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

3.	Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.

4.	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock.

5.	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

6.	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange.

7.	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

8.	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

9.	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

10.	We do not intend to pay dividends on our common stock so any returns on our common stock will be limited to the value of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable.

Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early stages of operation. We incurred net losses of approximately $22.0 million and $16.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $217.4 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trial and commercialization activities increase as we develop and commercialize DefenCath and our other product candidates. As a result, we expect to experience negative cash flow as we fund our operating losses and capital expenditures. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Neutrolin was launched in December 2013 and is currently available for distribution in certain European Union and Middle East countries. We have not generated any significant commercial revenue and do not expect to generate substantial revenues from DefenCath unless and until it is approved by the United States Food and Drug Administration (“FDA”) and launched in the United States (“U.S.”) market, and we might never generate significant revenues from the sale of DefenCath or any other products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: obtaining FDA approval of DefenCath for the prevention of catheter-related bloodstream infections (“CRBSIs”) in patients with kidney failure receiving hemodialysis through a central venous catheter; successfully launching and marketing DefenCath in the U.S., if approved by the FDA; successfully marketing Neutrolin in foreign countries in which it is approved for sale; obtaining necessary regulatory approvals for our other product candidates from the FDA and, if sought, international regulatory agencies; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for DefenCath.

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

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2020, we had an accumulated deficit of $217.4 million, and incurred net losses of $22.0 million for the year then ended. Based on the current development plans for DefenCath and Neutrolin in both the U.S. and foreign markets (including the concluded hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at December 31, 2020, after taking into consideration the $41.5 million of net proceeds received in January and February 2021 from the at-the-market program, will be sufficient to fund operations at least into the second half of 2022. We will need additional funding for the commercialization of DefenCath upon FDA approval and funding for the label expansion studies for DefenCath into oncology and total parenteral nutrition.

Our continued operations will ultimately depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of our products in order to complete the development of DefenCath and until we achieve profitability, if ever. We can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, we could be required to delay, scale back or eliminate some or all of our research and development programs which would likely have a material adverse effect on our business.

We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

We have launched Neutrolin in certain European Union and Middle East countries, but to date have no other approved product on the market and have not generated significant product revenue from Neutrolin to date. Unless and until we receive applicable regulatory approval for DefenCath in the U.S., we cannot sell DefenCath in the U.S. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from Neutrolin sales in Europe and other foreign markets, if approved, cash on hand, additional financings, licensing fees and grants.

We believe that our cash resources as of December 31, 2020, after taking into consideration the $41.5 million of net proceeds received in January and February 2021 from the at-the-market program, will be sufficient to fund operations at least into the second half of 2022. Nevertheless, we may need to raise additional funds through financings or strategic relationships if our costs exceed our expectations, as well as funds for our operations beyond the second half of 2022. We can provide no assurances that any financing or strategic relationships will be available to us on acceptable terms, or at all. We expect to continue to use significant cash to fund our operations as we seek FDA approval of DefenCath in the U.S., commercialize Neutrolin in Europe and other markets, pursue development of our medical devices and other business development activities, and incur additional legal costs to defend our intellectual property.

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

Risks Related to the Development and Commercialization of Our Product Candidates

DefenCath, our lead product candidate, has received Fast Track designation and Qualified Infectious Disease Product designation from FDA, but we cannot provide assurances that these designations will not be rescinded.

DefenCath is being developed as a catheter lock solution for the reduction of CRBSIs in patients with kidney failure receiving hemodialysis through a central venous catheter. The FDA has determined that DefenCath will be regulated as a New Drug, because it contains the new chemical entity taurolidine as a novel antimicrobial agent. After we filed the Investigational New Drug Application (“IND”), FDA granted designations as Fast Track and a Qualified Infectious Disease Product (“QIDP”) in January 2015. Fast Track is designed to facilitate development of a drug that is intended to treat a serious or life-threatening condition and address an unmet medical need. Fast Track confers eligibility to request priority review of an NDA, with FDA’s decision regarding potential priority review to be made after receipt of a complete application. QIDP was established pursuant to the Generating Antibiotic Incentives Now (“GAIN”) Act and creates incentives for the development of antibacterial and antifungal drug products that treat serious or life-threatening infections. Subject to the specified statutory limitations, a drug that is designated as QIDP and is approved for the use for which the QIDP designation was granted will receive a 5-year extension to any exclusivity for which the application qualifies upon approval, such as the 5 year exclusivity for a new chemical entity. We cannot provide assurances that DefenCath will retain these designations and continue to receive the benefits conferred.

If the FDA requires a second clinical trial for DefenCath or imposes additional manufacturing requirements to approve the New Drug Application, the development of DefenCath will take longer and cost more to complete, and we will need significant additional funds to undertake a second trial, if required.

Although two pivotal clinical trials to demonstrate safety and effectiveness of DefenCath are generally required by the FDA to secure marketing approval in the U.S., FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and investigation sites with procedures to include trial quality that has demonstrated a clinically meaningful and statistically very persuasive effect on prevention of a disease with potentially serious outcome. We discussed submission of the NDA with the FDA based on the data from LOCK-IT-100 and were granted our request for rolling submission and review of the NDA for DefenCath as a catheter lock solution for the prevention of CRBSIs in patients with end stage renal disease receiving hemodialysis through a central venous catheter. In August 2020, the FDA accepted the DefenCath NDA for filing and granted our request for priority review, with a PDUFA date of February 28, 2021. As we announced in March 2021, the FDA informed us in a Complete Response Letter that it will not approve the NDA in its present form, because of concerns at the third-party manufacturing facility and a requirement to conduct a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials. We plan to meet with the FDA to obtain agreement on the proposed resolutions of the deficiencies. The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy and safety of DefenCath from LOCK-IT-100. In draft labeling discussed with FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter. This is consistent with our request for approval of the NDA pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”) pathway, which was passed as part of the 21st Century Cures Act. LPAD is intended to expedite the development and approval of certain antibacterial and antifungal drugs which meet three criteria: intended to treat serious or life-threatening infections; in limited populations of patients; and with unmet needs. The LPAD pathway provides for a streamlined clinical development program for a limited population that may involve smaller, shorter or fewer clinical trials. Labeling of an LPAD approved product will specify the use in the limited population. However, until the NDA is approved, if we experience issues related to the clinical trial results, we may incur additional costs and delays in the trial, and may not be able to complete the clinical trial in a cost-effective or timely manner, which would have an adverse effect on our development program for DefenCath as a treatment for catheter-related bloodstream infections.

Our only product Neutrolin is only approved in Europe and is still in development in the United States.

Neutrolin currently and for at least the near future is our only current product as well as product candidate. Neutrolin has received CE Mark approval in Europe, and we started sales in Germany in December 2013. We also are pursuing development of DefenCath in the U.S. Our product commercialization and development efforts may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be proven safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. Even if approved, our product may not be accepted in the marketplace. DefenCath will require significant additional development, including the preparation and filing of an NDA, possibly a second clinical trial, and/or investment by us or our collaborators as we continue its commercialization, as will any other product candidates.

In April 2017, we entered into a commercial collaboration with Hemotech SAS covering France and certain overseas territories. We have an agreement with a South Korean company to market, sell and distribute Neutrolin in South Korea upon receipt of regulatory approval in that country, which requires approval by the U.S. FDA. We also have commercial sales in Germany and a distributor agreement for the United Arab Emirates, which is pursuant to the EU CE Mark. Consequently, we will be dependent on these companies and individuals for the success of sales in those countries and any other countries in which we receive regulatory approval and in which we contract with third parties for the marketing, sale and/or distribution of Neutrolin. If these companies or individuals do not perform for whatever reason, our business, prospects and results of operations will be adversely affected. Finding a suitable replacement organization or individual for these or any other companies or individuals with whom we might contract could be difficult, which would further harm our business, prospects and results of operations. The negotiation and consummation of collaboration agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements.

Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues.

Our ability to generate operating revenue will be severely limited until we, a licensee, or a potential collaborator successfully commercializes DefenCath in the United States. We may experience unforeseen events during product development that may substantially delay or prevent product approval. For example, in the course of conducting a clinical trial, the FDA could order the temporary, or permanent, discontinuation at any time if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An Institutional Review Board (“IRB”) may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to clinical trial patients. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to clinical trial patients, a lack of favorable results, or changing business priorities.

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

Neither collaborators, licensees nor we are permitted to market a product candidate in the United States until the particular product candidate is approved for marketing by the FDA. Specific pre-clinical data, chemistry, manufacturing and controls data, a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND application, and clinical trials may commence only after the IND application becomes effective. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and pre-clinical data, as well as extensive information regarding chemistry, manufacturing and controls, to demonstrate the safety and effectiveness of the product candidate, and the FDA will also assess whether the manufacturing processes and facilities are suitable to support the application. Approval of an NDA may be delayed due to delays in FDA’s review of the manufacturing facility, which may require an onsite inspection.

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

The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement for use of DefenCath from third-party payors.

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and/or private health insurers, both in the U.S. and abroad. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products. We initially expect to sell DefenCath directly to hospitals and key dialysis center operators, but also plan to expand its usage into oncology and total parenteral nutrition patients requiring catheters. All of these potential customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis and other treatments. Depending on the treatment setting, we believe that DefenCath would be eligible for coverage under various reimbursement programs, such as the End Stage Renal Disease (“ESRD”) Prospective Payment System and ESRD Quality Incentive Program; however, coverage by any of these reimbursement programs is not assured, and even if coverage is granted, it could later be revoked or modified under future regulations. Further, the U.S. Centers for Medicare & Medicaid Services (“CMS”), which administers Medicare, and works with states to administer Medicaid, has adopted and will continue to adopt and/or amend rules governing reimbursement for specific treatments. We anticipate that CMS and private insurers will increasingly demand that manufacturers demonstrate the cost effectiveness of their products as part of the reimbursement review and approval process. Rising healthcare costs have also led many European and other foreign countries to adopt healthcare reform proposals and medical cost containment measures. Similar legislation could be introduced in the U.S. Any measures affecting the reimbursement programs of these governmental and private insurance payors, including any uncertainty in the medical community regarding their nature and effect on reimbursement programs, could have an adverse effect on purchasing decisions regarding DefenCath, as well as limit the prices we may charge for DefenCath. The failure to obtain or maintain reimbursement coverage for DefenCath or any other products could materially harm our operations.

In anticipation that the CMS and private payers will demand that we demonstrate the cost effectiveness of DefenCath as part of the reimbursement review and approval process, we will incorporate health economic evaluations into our clinical studies to support this review in the context of the prospective use of DefenCath in dialysis, oncology and total parenteral nutrition settings. However, our studies might not be sufficient to support coverage or reimbursement at levels that allow providers to use DefenCath.

Physicians and patients may not accept and use our products.

Even with the CE Mark approval of Neutrolin, and even if we receive FDA or other foreign regulatory approval for DefenCath/Neutrolin or other product candidates, physicians and patients may not accept and use our products. Acceptance and use of our products will depend upon a number of factors including the following:

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

Because we expect sales of DefenCath to generate substantially all of our product revenues for the foreseeable future, the failure of DefenCath to find market acceptance would harm our business and would require us to seek additional financing.

Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept submission, applications, and the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The impact of global events, including terrorism, natural disasters and pandemics, including the ongoing COVID-19 pandemic or other health emergencies, may also cause disruptions in the normal functioning of the FDA or other government agencies.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities. In addition, in March 2020, the FDA announced the postponement of most foreign inspections due to the global impact of COVID-19, which has continued for more than a year. If a prolonged government shutdown or other disruption to the normal functioning of government agencies occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects. At this time, there is a backlog at FDA in conducting pre-approval inspections of manufacturing facilities, because of travel restrictions imposed by COVID-19. Such backlog has prevented the FDA from inspecting the facilities of our CMO for the manufacturing of DefenCath, which is located outside the United States. If FDA deems a pre-approval inspection to be necessary for approval of the DefenCath NDA, there will be a delay until FDA inspectors can resume travel.

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such “shelter in place” orders were previously lifted, at least partially, in many locations. However, an increase in the spread of COVID-19 and variants, which may reflect the spread of one or more successive waves of the virus, has led to the re-imposition by many states of quarantine requirements for out-of-state travelers and may lead to the re-imposition of “shelter-in-place” or other similar orders. Although several vaccines for prevention or mitigation of the severity of the virus have been granted Emergency Use Authorization by the FDA and foreign regulatory authorities, the timely distribution and public acceptance thereof in reducing the pandemic remain uncertain. Our clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

As a result of the COVID-19 outbreak, or similar pandemics, and related travel restrictions and “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

●	delays or difficulties at our third-party vendors on whom we are dependent for manufacturing activities;

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines for our NDA;

●	delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;

●	interruption of, or delays in receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions and “shelter in place” orders;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	interruption or delays to our sourced discovery and clinical activities.

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

In order to obtain FDA or foreign approval to market a new drug or device product, we must demonstrate proof of safety and effectiveness in humans. Foreign regulations and requirements are similar to those of the FDA. To meet FDA requirements, we must conduct “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with the DefenCath development program or the development plans for any other product candidates may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

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

In the United States, we have not received the regulatory approvals required for the commercial sale of any of our product candidates. The NDA for DefenCath could not be approved by FDA in its present form and resolution of deficiencies at our third-party manufacturing facility is required. Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications. We plan to meet with the FDA to discuss proposed resolutions to the deficiencies, but we may not be able to obtain regulatory approval for commercial distribution.

We also are pursuing development of taurolidine-based devices for several indications, including wound closure, surgical meshes, and wound management. The FDA regards taurolidine as a new chemical entity and therefore an unapproved new drug. Consequently, there is no appropriate predicate device currently marketed in the U.S. on which a 510(k) approval process for these devices could be based. As a result, we will be required to submit a premarket approval application for marketing authorization for these indications. In the event that the NDA for DefenCath is approved by the FDA, the regulatory pathway for these devices can be revisited with the FDA. Although there will presumably still be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

It is possible that DefenCath will not receive any further approval or that any of our other product candidates will be approved for marketing. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals, would adversely affect the successful commercialization of DefenCath or any other drugs or products that we or our partners develop, impose additional costs on us or our collaborators, diminish any competitive advantages that we or our partners may attain, and/or adversely affect our cash flow, financial condition and results of operations.

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

There can be no assurance that DefenCath or any other product candidate will be accepted by the marketplace as readily as these or other competing treatments. Furthermore, if our competitors’ products are approved before ours, it could be more difficult for us to obtain approval from the FDA or any other regulatory agency. Even if our products are successfully developed and approved for use by all governing regulatory bodies, there can be no assurance that physicians and patients will accept any of our products as a treatment of choice.

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

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to manage, contain or reduce the costs of health care through various means, such as capping prices, limiting price increases, reducing reimbursement, and requiring rebates. Market acceptance and sales of DefenCath or any other product candidates that we develop will depend on reimbursement policies and may be affected by health care reform measures in the U.S. and abroad. Government authorities and other third-party payors, such as private health insurers, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DefenCath or any other product candidates that we develop. Also, we cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize DefenCath or any other product candidates that we develop.

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

We are highly dependent on the principal members of our management and scientific staff, specifically, Khoso Baluch, a director and our Chief Executive Officer, Dr. Matthew David, our Executive Vice President and Chief Financial Officer, Phoebe Mounts, our Executive Vice President and General Counsel, Paul Chew, our Acting Chief Medical Officer, Elizabeth Masson-Hurlburt, our Executive Vice President and Head of Clinical Operations, and John Armstrong, our Executive Vice President for Technical Operations. Our future success will depend in part on our ability to identify, hire, and retain current and additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the New York metropolitan area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

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

Our success will depend upon the expansion of our operations to commercialize DefenCath and the effective management of any growth, which could place a significant strain on our management and our administrative, operational and financial resources. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business may be materially harmed.

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

On September 9, 2014, we filed in the District Court of Mannheim, Germany a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of our European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the “EPO”) on January 8, 2014 (the “Prosl European Patent”). The Prosl European Patent covers a low dose heparin catheter lock solution for maintaining patency and preventing infection in a hemodialysis catheter. In this action, we claim that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent. We believe that our patent is sound and are seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step. We cannot predict the ultimate outcome of either of these related matters. At present, the EPO has revoked the Prosl European Patent as invalid, and we have filed an appeal, which is currently pending.

In the same complaint against the same Defendants, we also alleged an infringement (requesting the same remedies) of NDP’s utility model DE 20 2005 022 124 U1 (the “Utility Model”), which we believe is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model were being tried separately. TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the “German PTO”) based on the similar arguments as those in the opposition against the Prosl European Patent.

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

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and have appealed the decision. We continue to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that we will prevail in this matter. In addition, the ongoing Unfair Competition litigation against TauroPharm is not affected and will continue.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. On January 14, 2016, the court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to court’s interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from us and TauroPharm concerning the allegations of unfair competition. On March 7, 2017, the court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. Both parties submitted further writs in this matter and the court scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe that our claims are well-founded. We have therefore appealed in January 2019 and filed our grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which our legal counsel brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor, but we have filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in our submission. In the supplementary expert opinion, the expert confirmed his view. We have filed another response and an oral hearing has been scheduled for February 5, 2021 but was postponed to June 18, 2021 due to the COVID-19 situation in Germany.

The decisions by the European and German patent offices may affect patent rights in other jurisdictions.

The prior art on the basis of which the Prosl European Patent and the German Utility Model have been found to be invalid may be used to challenge the validity of issued United States and/or other foreign patents that are directed to the same or similar subject matter, in a court action or in an administrative proceeding before the USPTO. Pending United States and/or foreign patent applications may be denied on that basis of that prior art as well. Such patents and patent applications include: US 7,696,182; US 8,541,393; US 9,339,036; US 17/176,718; and EP 14150248.4.

If we infringe the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.

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

Risks Related to Dependence on Third Parties

We currently have no internal marketing and sales organization and currently rely and intend to continue to rely on third parties to market, sell, and distribute Neutrolin outside of the U.S. We may seek a sales partner in the U.S. if DefenCath receives FDA approval or we may undertake marketing and sales of DefenCath in the U.S. on our own. If we are unable to enter into or maintain agreements with third parties to market and sell DefenCath or any other product after approval or are unable to find a sales partner or establish our own marketing and sales capabilities, we may not be able to generate significant or any product revenues.

We currently have no sales, marketing, or distribution infrastructure in the EU and have only started to build necessary functions in the U.S. Our business strategy for Neutrolin relies on collaborating with larger firms with experience in marketing and selling medical devices and pharmaceutical products; for other products we may also rely on such marketing collaborations or out-licensing of our product candidates. Specifically, for Neutrolin, we have a distributor agreement with each of an Emirati, and a South Korean company for sales and marketing (upon receipt of approval to market in the U.S., which is required for approval to market in South Korea). We have a commercial collaboration with Hemotech SAS covering France and certain overseas territories. Assuming we receive applicable regulatory approval for other markets, we plan to enter into distribution agreements with one or more third parties for the sale of Neutrolin in various European, Middle East and other markets. We will be dependent on the firms and individuals with whom we contract for the success of sales in the countries in which they operate. However, there can be no assurance that we will be able to successfully maintain those relationships or establish and maintain additional marketing, sales, or distribution relationships, nor can there be assurance that such relationships will be successful, or that we will be successful in gaining market acceptance for our products. If these firms or individuals do not perform for whatever reason, our business, prospects and results of operations may be materially adversely affected. Finding a new or replacement organization for sales and marketing could be difficult, which would further harm our business, prospects and results of operations. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues will be lower than if we marketed and sold our products directly, and any revenues we receive will depend upon the efforts of such third parties.

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

Completion of our clinical trials and commercialization of DefenCath and any other product candidate require access to, or development of, facilities to manufacture sufficient supplies. All of our manufacturing processes currently are, and we expect them to continue to be, outsourced to third parties. Specifically, we will rely on one or more manufacturers to supply us and/or our distribution partners with commercial quantities of DefenCath. If, for any reason, we become unable to rely on our current sources for the manufacture of DefenCath or any other product candidates or for active pharmaceutical ingredient (“API”), either for clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for pre-clinical, clinical, and commercial purposes. We may not be successful in identifying such additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. Such third-party manufacturers must receive FDA or applicable foreign approval before they can produce clinical material or commercial product, and any that are identified may not receive such approval or may fail to maintain such approval. We were recently informed by FDA that the DefenCath NDA cannot be approved in its present form, because of concerns at the third-party manufacturing facility, which must be resolved to FDA’s satisfaction before the NDA can be approved. In addition, we may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacturing if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially adversely affected.

Before we could begin to commercially manufacture DefenCath or any other product candidate on our own, we must obtain regulatory approval of the manufacturing facility and process. The manufacture of drugs for clinical and commercial purposes must comply with cGMP and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements would require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. We would also have to pass a pre-approval inspection prior to FDA or non-U.S. regulatory agency approval. Failure to pass a pre-approval inspection may significantly delay regulatory approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition, and results of operations could be materially adversely affected.

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

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2020, we had an accumulated deficit of $217.4 million, and incurred net losses of $22.0 million for the year then ended. Based on the current development plans for DefenCath/Neutrolin in both the U.S. and foreign markets (including the preparation of an NDA for DefenCath in hemodialysis catheters) and our other operating requirements, management believes that the existing cash at December 31, 2020, will be sufficient to fund operations at least into the second half of 2022, after taking into consideration the $41.5 million of net proceeds received in January and February 2021 from the at-the-market program. Further, we will need additional funding for DefenCath’s commercial launch. We anticipate that we will incur operating losses for the foreseeable future. Additionally, we will require substantial funds in the future to support our operations. Accordingly, we will need to obtain additional financing, including through issuances of equity securities.

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

During the period from the completion of our initial public offering (“IPO”), on March 30, 2010 through December 31, 2020, the high and low sales prices for our common stock were $52.00 and $0.75, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop or continue. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

●	the receipt of or failure to obtain additional regulatory approvals for DefenCath, including FDA approval in the U.S.;

●	market acceptance of Neutrolin in those markets in which it is approved for sale;

●	our need for additional capital;

●	results of clinical trials of our product candidates, including any other Phase 3 trial for DefenCath in the U.S., if required, or those of our competitors;

●	our entry into or the loss of a significant collaboration, or expiration or termination of licenses;

●	regulatory or legal developments in the United States and other countries, including changes in the healthcare payment systems;

●	changes in financial estimates or investment recommendations by securities analysts relating to our common stock;

●	future sales or anticipated sales of our securities by us or our stockholders;

●	announcements by our competitors of significant developments, technological innovations, strategic partnerships, joint ventures or capital commitments;

●	changes in key personnel;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	actual or anticipated variations in operating results;

●	market conditions in the pharmaceutical and medical device sectors and issuance of new or changed securities analysts’ reports or recommendations;

●	instability in the stock market as a result of current or future domestic and global events;

●	liquidity of any market for our securities;

●	threatened or actual delisting of our common stock from a national stock exchange;

●	general economic, industry and market conditions;

●	developments or disputes concerning patents or other proprietary rights; and

●	any other factors described in this “Risk Factors” section.

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

As of December 31, 2020, we had outstanding the following securities that are convertible into or exercisable for shares of our common stock:

●	options to purchase an aggregate of 15,334 shares of our common stock issued to our officers, directors, employees and non-employee consultants under our 2006 Stock Plan, with a weighted average exercise price of $6.18 per share;

●	options to purchase an aggregate of 1,325,369 shares of our common stock issued to our officers, directors and non-employee consultants under our 2013 Stock Plan, with a weighted average exercise price of $8.99 per share;

●	options to purchase an aggregate of 1,106,984 shares of our common stock issued to our officers, directors and non-employee consultants under our 2019 Stock Plan, with a weighted average exercise price of $5.11 per share;

●	52,000 shares of Series C-3 Preferred Stock, which are convertible into 104,000 shares of common stock;

●	89,623 shares of Series E Preferred Stock, which are convertible into 391,953 shares of common stock;

●	100,000 shares of Series G Preferred Stock, which are convertible into 5,560,137 shares of common stock; and

●	warrants to purchase an aggregate of 183,148 shares of common stock with a weighted average exercise price of $4.96 per share.

Additionally, there are 2,490,903 shares of common stock available for grants under the 2019 Stock Plan (adopted on November 26, 2019).

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

If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the Nasdaq Global Market under the symbol “CRMD”, and the continued listing of our common stock on the Nasdaq Global Market is subject to our compliance with a number of listing standards. If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our common stock. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering. In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock.

If our common stock were no longer listed on the Nasdaq Global Market, investors might only be able to trade on one of the over-the-counter markets, including the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

Laws and regulations affecting public companies, including rules adopted by the Securities and Exchange Commission (“SEC”) and by the Nasdaq Global Market, may result in increased costs to us. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.

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

In March 2020, we entered into a seven-year operating lease agreement for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020. Our sublease from our previous premises terminated on November 30, 2020.

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

On September 9, 2014, we filed in the District Court of Mannheim, Germany a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs, referred to as the Defendants, claiming infringement of our European Patent EP 1 814 562 B1, which was granted by the EPO on January 8, 2014, or the Prosl European Patent. The Prosl European Patent covers a low dose heparin catheter lock solution for maintaining patency and preventing infection in a hemodialysis catheter. In this action, we claim that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent. We believe that our patent is sound and are seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step. We cannot predict the ultimate outcome of either of these related matters. At present, the EPO has revoked the Prosl European Patent as invalid, and we have filed an appeal, which is currently pending.

In the same complaint against the same Defendants, we also alleged an infringement (requesting the same remedies) of NDP’s utility model DE 20 2005 022 124 U1, referred to as the Utility Model, which we believe is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model claims were tried separately. TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office, or German PTO based on the similar arguments as those in the opposition against the Prosl European Patent.

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. We filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, we filed a withdrawal of the complaint on the German utility model, thereby waiving our claims on these proceedings. During the year ended December 31, 2020, costs in connection with the utility model infringement proceedings of approximately $30,000 was reimbursed to TauroPharm.

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and have appealed the decision. We continue to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that we will prevail in this matter. In addition, the ongoing Unfair Competition litigation against TauroPharm is not affected and will continue.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. On January 14, 2016, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court’s interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the Court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. Both parties have submitted further writs in this matter and the Court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe firmly that our claims are well-founded. We have therefore appealed in January 2019 and filed our grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which our legal counsel brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor, but we have filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in our submission. In the supplementary expert opinion, the expert confirmed his view. We have filed another response and an oral hearing has been scheduled for February 5, 2021 but was postponed to June 18, 2021 due to the COVID-19 situation in Germany.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock trades on the Nasdaq Global Market under the symbol “CRMD.”

Based upon information furnished by our transfer agent, at March 25, 2021, we had approximately 272 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	2,447,687	(2)	$7.22	(3)	2,490,903

(1)	Our Amended and Restated 2006 Stock Incentive Plan was approved by our stockholders on February 19, 2010. Our 2013 Stock Incentive Plan was approved by our stockholders on July 30, 2013. Our 2019 Omnibus Stock Incentive Plan was approved by our stockholders on November 26, 2019.

(2)	Consist of underlying stock options.

(3)	Applicable to shares underlying outstanding stock options only.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes contained elsewhere in this report. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial condition, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the heading “Risk Factors.”

Overview

CorMedix Inc., together with our wholly owned subsidiaries, (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. In May 2020, we formed a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U.

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin® is currently used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. DefenCath/Neutrolin is a novel anti-infective solution (a formulation of taurolidine 1.35% and heparin 1000 u/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV, antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

In January 2015, the FDA designated DefenCath as a Qualified Infectious Disease Product, or QIDP, for prevention of catheter-related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity upon approval of a New Drug Application, or NDA. In addition, in January 2015, the FDA granted Fast Track designation to DefenCath Catheter Lock Solution, a designation intended to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that the approved drug can reach the market expeditiously. The Fast Track designation of DefenCath provides us with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

In December 2015, we launched our Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety & Effectiveness of DefenCath/Neutrolin in Preventing Catheter-related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease, or LOCK-IT-100, in patients with hemodialysis catheters in the U.S. The clinical trial was designed to demonstrate the safety and effectiveness of DefenCath compared to the standard of care CLS, Heparin, in preventing CRBSIs. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

As previously agreed with the FDA, an interim efficacy analysis was performed when the first 28 potential CRBSI cases were identified in our LOCK-IT-100 study that occurred through early December 2017. Based on these first 28 cases, there was a highly statistically significant 72% reduction in CRBSI by DefenCath relative to the active control of heparin (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the LOCK-IT-100 study was terminated early. The study continued enrolling and treating subjects until study termination, and the final analysis was based on a total of 795 subjects. In a total of 41 cases, there was a 71% reduction in CRBSI by DefenCath relative to heparin, which was highly statistically significant (p=0.0006), with a good safety profile.

The FDA granted our request for a rolling submission and review of the NDA which is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of an NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and study sites that has demonstrated a clinically meaningful and statistically very persuasive effect on a disease with potentially serious outcome.

In March 2020, we began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted our request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As we announced in March 2021, the FDA has informed us that it will not approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the manufacturing facility. We are working with the manufacturing facility to develop plans for resolution of the deficiencies. Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications. We expect to be able to complete this requirement expeditiously. Satisfactory resolution of these issues is required for approval of the DefenCath NDA by a pre-approval inspection and/or adequate manufacturing facility responses addressing these concerns. If an inspection is required, we may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the pandemic and is actively working to define an approach for scheduling outstanding inspections once safe travel may resume. We will request a meeting with the FDA, which we estimate will occur in mid-April, to obtain agreement with the FDA on the proposed resolutions of the deficiencies.

The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with our request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. We believe that LPAD will provide additional flexibility for the FDA to approve DefenCath to prevent CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

We intend to pursue additional indications for DefenCath use as a CLS in populations with an unmet medical need that also represent a significant market opportunity. For example, we intend to pursue marketing authorization in the U.S. for use as a CLS to reduce CRBSIs in oncology and total parenteral nutrition patients using a central venous catheter.

In addition to DefenCath, we are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma in children. We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials and hydrogels. We will seek to establish development/commercial partnerships as these programs advance.

We were granted a deferral by the FDA under the Pediatric Research Equity Act, or PREA, that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. We have made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

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

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands, or MEB, granted a label expansion for Neutrolin to include use in oncology patients receiving chemotherapy, intravenous, or IV, hydration and IV medications via CVC for the EU. In December 2014, we received approval from the Hessian District President in Germany to expand the label for these same expanded indications. The expansion also adds patients receiving medication and IV fluids via CVC in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral nutrition was also approved.

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

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio. We have funded our operations primarily through debt and equity financings. We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property. As of December 31, 2020, we had an accumulated deficit of approximately $217.4 million. We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through December 31, 2020, we have funded our operations primarily through debt and equity financings.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on securing the marketing approval for DefenCath in the U.S. as well as on continuing sales in foreign markets where Neutrolin is approved. In December 2015, we signed an agreement with a clinical research organization, or CRO, to help us conduct our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of DefenCath in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. Our LOCK-IT-100 study was completed and all costs related to the agreement with the CRO has been paid.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following is a tabular presentation of our consolidated operating results for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019	% of Change Increase (Decrease)
Revenue	$239	$283	(16)%
Cost of sales	(205)	(373)	(45)%
Gross profit (loss)	34	(90)	(138)%
Operating Expenses:
Research and development	(13,377)	(11,053)	21%
Selling, general and administrative	(13,878)	(9,865)	41%
Total operating expenses	(27,255)	(20,918)	30%
Loss from operations	(27,221)	(21,008)	30%
Interest income	116	322	(64)%
Foreign exchange transaction loss	(59)	(21)	180%
Interest expense, including amortization of debt discount	(33)	(787)	(96)%
Total other income (expense)	24	(486)	(105)%
Loss before income taxes	(27,197)	(21,494)	27%
Tax benefit	5,169	5,061	2%
Net loss	(22,028)	(16,433)	34%
Other comprehensive income (loss)	5	1	547%
Comprehensive loss	$(22,023)	$(16,432)	34%

Revenue. Revenue for the year ended December 31, 2020 was $239,000 as compared to $283,000 for the same period in 2019, a decrease of $44,000. The decrease was attributable to decreased sales in the Middle East of $146,000, partially offset by higher sales in the European Union of $102,000. The sales decrease in the Middle East was mainly due to the expiration of our registration with the Saudi Arabia Food and Drug Administration. We intend to renew the registration in order for us to resume selling in Saudi Arabia, however, we cannot predict how long the renewal process will take.

Cost of Sales. Cost of sales for the year ended December 31, 2020 was $205,000 as compared to $373,000 for the same period in 2019, a decrease of $168,000. The decrease is attributable to a decrease in cost of materials of $106,000, mainly due to lower sales in the Middle East, a decrease in the cost related to replacement of products shipped under warranty of $40,000, and a decrease in the write-off of expired raw materials of $32,000, offset by an increase in inventory reserve of $17,000.

Research and Development Expense. R&D expense for the year ended December 31, 2020 was $13,377,000, an increase of $2,324,000 from $11,053,000 for the same period in 2019. The increase was primarily attributable to an increase in costs related to the purchase of raw materials and manufacturing of DefenCath prior to its potential marketing approval that could potentially support the commercial launch of $3,345,000, an increase in personnel expenses of $1,391,000, primarily due to additional hires, offset by a reduction in clinical trial expenses of $2,299,000, attributable to the closing of our LOCK-IT-100 clinical trial and a decrease in consulting fees of $271,000.

Selling, General and Administrative Expense. SG&A expense for the year ended December 31, 2020 was $13,878,000, an increase of $4,013,000 from $9,865,000 for the same period in 2019. The increase was primarily attributable to increases in personnel expenses of $1,422,000, primarily due to additional hires during the year ended December 31, 2020 and increases in costs related to marketing research studies in preparation for the potential marketing approval of DefenCath of $1,216,000. Additionally, there were also increases in insurance expenses of $395,000 driven by higher directors and officers insurance premium consistent with increases across our industry, in board fees of $274,000 as a result of a change in compensation which has eliminated issuance of restricted stock units as compensation, in dues and subscription and office expenses of $195,000, in recruitment fees of $184,000 in search for additional personnel, in consulting fees of $149,000, and in investor relations and business development activities of $87,000.

Interest Income. Interest income for the year ended December 31, 2020 was $116,000, a decrease of $207,000 from $323,000 for the same period in 2019. The decrease was attributable to lower average interest-bearing cash balances and short-term investments during the year ending December 31, 2020 as compared to the same period in 2019.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction losses for the year ended December 31, 2020 and 2019 were due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Expense. Interest expense for the year ended December 31, 2020 was $33,000 as compared to $787,000 for the same period in 2019. The decrease of $754,000 was due primarily to the amortization of debt discount and non-cash interest expense recognized in connection with the senior secured convertible note which is no longer outstanding.

Tax Benefit. Tax benefit for the years ended December 31, 2020 of $5,169,000 and December 31, 2019 of $5,061,000, represents income tax benefits due to the sale of our unused NOL for state fiscal year 2020 and 2019, respectively, through the NJEDA Technology Business Tax Certificate Transfer program.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) which resulted in gains of $6,000 and $1,000 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the year ended December 31, 2020, we received net proceeds of $18,433,000 from the issuance of 2,687,646 shares of common stock under our ATM program and $412,000 from the exercise of warrants. Additionally, in July 2020, we completed an underwritten public offering of our common stock, which yielded net proceeds of approximately $21,255,000. The public offering was made pursuant to an underwriting agreement with the underwriters thereto, relating to the issuance and sale of an aggregate of 5,111,110 shares of common stock, including 666,666 shares of common stock pursuant to the full exercise of the Underwriters’ option to purchase additional shares, at a public offering price of $4.50 per share. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

In April 2020, we received approximately $5,169,000, net of expenses, from the sale of most of our remaining unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed us to sell approximately $5,529,000 of our total $6,018,000 in available NOL tax benefits for the state fiscal year 2019.

As previously announced, the NJEDA has approved our application to participate in the NJEDA Program for the state fiscal year 2020.  The approval will allow us to sell approximately $1.3 million of the total $1.3 million in available tax benefits to an unrelated, profitable New Jersey corporation in return for approximately $1.3 million in cash. Closing is subject to NJEDA’s typical closing conditions, which are in process of completion.

During January and February 2021, we raised approximately $41,478,000 through the use of our ATM program. We currently have no available balance under our ATM program and we have $50.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $21,968,000 as compared to $15,052,000 in 2019, an increase in net cash use of $6,916,000. The increase was mainly attributable to the increase in net loss of $5,595,000, primarily driven by an increase in operating expenses, due to the research and development expense related to the costs related to the manufacturing of DefenCath prior to its potential marketing approval and selling, general and administrative expense related to marketing research studies in preparation for the potential marketing approval of DefenCath. In addition, the increase was also due to an increase in prepaid expenses and other current assets for the year ended December 31, 2020 of $992,000, primarily due to a deposit on the equipment, compared to a $67,000 increase for the same period in 2019. There was also a decrease in accrued expenses of $1,883,000 for the year ended December 31, 2020, as compared to a decrease of $363,000 for the same period in 2019, and an increase in accounts payable of $103,000 for the year ended December 31, 2020, as compared to a decrease of $1,564,000 for the same period in 2019.

Net Cash (Used in) Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2020 was $7,426,000 as compared to $12,020,000 of cash used in the same period in 2019. The increase in cash provided during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was due to the maturity of short-term investments and a decline in purchases of short-term investments in 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $40,100,000 as compared to $25,804,000 for the same period in 2019. During the year ended December 31, 2020, we generated net proceeds of $21,255,000 from the public offering of our common stock, $18,433,000 from the sale of our common stock in our at-the-market, or ATM program, and $412,000 from the exercise of warrants. In comparison to the same period in 2019, the net proceeds we generated in the amount of $15,235,000 was from the sale of our common stock in our ATM program, gross proceeds of $8,674,000 and $123,000 from the exercise of warrants and stock options, respectively, and gross proceeds from an exchange agreement of $2,000,000, respectively.

Funding Requirements and Liquidity

Our total cash and cash equivalents and short-term investments as of December 31, 2020 and 2019, excluding restricted cash of $0.2 million in each fiscal year was $46.3 million and $28.3 million, respectively. During the year ended December 31, 2020, we realized net proceeds of $21.3 million from the public offering of 5,111,110 shares of our common stock and we sold 2,687,646 shares of common stock under our ATM program at the weighted average price of $7.13 per share and realized net proceeds of approximately $18.4 million. At December 31, 2020, we had approximately $17.8 million available under our current ATM program and $75.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities.

On February 5, 2021, we allocated to our ATM program an additional $25.0 million of the remaining $75.0 million available under our shelf registration statement. Giving effect to the additional $25.0 million, plus the $17.8 million available at December 31, 2020, we had a total of $42.8 million available under the ATM program. During January and February 2021, we sold an aggregate of 3,737,862 shares of our common stock under the ATM program and realized net proceeds of approximately $41.5 million. As of the filing of this Annual Report on Form 10-K, we have no available balance under our ATM program and we have $50.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities.

Because our business has not generated positive operating cash flow, we will need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally. Our continued operations are focused primarily in activities leading to the pre-launch and commercialization for DefenCath and will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships and potential strategic transactions. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

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

Sales of Neutrolin outside the U.S. are not expected to generate significant product revenues for the foreseeable future, and we expect to grow product sales for DefenCath in the U.S., should we receive FDA approval. In the absence of significant revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we increase other activities leading to the commercialization of DefenCath upon approval, pursue business development activities, and incur additional legal costs to defend our intellectual property.

We currently estimate that as of December 31, 2020 we have sufficient cash on hand to fund operations at least into the second half of 2022, after taking into consideration the net proceeds received from the ATM program after December 31, 2020 and including the costs for the initial preparations for the commercial launch of DefenCath, when the NDA is approved by FDA. Additional financing may be required to build out our commercial infrastructure and to continue our operations should we decide to market and sell Defencath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020. Our sublease on our previous premises at 400 Connell Drive, Berkeley Heights, New Jersey 07922 terminated on November 30, 2020.

	Payments Due in Period
	Total	Within 1 Year	Years 2-3	Years 4-5	More Than 5 Years
Leases	$1,393,000	$198,000	$402,000	$413,000	$380,000

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2020, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management, including, our Principal Executive and Financial Officer, has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criterial established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2020.

Directors

The following table sets forth the name, age and position of each of our directors as of December 31, 2020:

Name	Age	Director Since	Position(s) with CorMedix
Khoso Baluch	63	October 2016	Director and Chief Executive Officer
Paulo Costa	70	September 2020	Director
Janet M. Dillione	62	August 2015	Director
Greg Duncan	56	November 2020	Director
Alan Dunton	66	February 2019	Director
Myron Kaplan	75	April 2016	Director and Chairman of the Board
Steven Lefkowitz	65	June 2017	Director

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

Paulo F. Costa has been a director of CorMedix since September 2020. Mr. Costa previously served as President and Chief Executive Officer of Novartis U.S. Corporation, from October 2005 to August 2008. Prior to his work at Novartis U.S. Corporation, Mr. Costa was President and Chief Executive Officer of Novartis Pharmaceuticals, U.S. from July 1999 to September 2005. Prior to joining Novartis, Mr. Costa spent 30 years at Johnson & Johnson, including as President of Janssen Pharmaceutica, Inc. From August 2009 to August 2012, Mr. Costa served as Chairman of the Board of Amylin Pharmaceuticals Inc, a commercial stage biopharma company, until its sale to Bristol-Myers Squibb and AstraZeneca in a $7 billion transaction in 2012. Mr. Costa currently serves as Chairman of the Board of MacroGenics, Inc., a public late stage biopharma company focused on oncology, and as a director of two privately held life science companies. Mr. Costa received his undergraduate degree from São Paulo School of Business Administration and earned a master’s degree in business administration from Harvard Business School. Among other experience, qualifications, attributes and skills, Mr. Costa’s significant depth of experience in the pharmaceutical industry, including service as a director and executive of pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Janet Dillione has been a director of CorMedix since August 2015. Since November 2020, Ms. Dillione currently serves as the Chief Executive Officer of Contact America, a nationally recognized leader in comprehensive telehealth and remote patient monitoring solutions. Prior to joining Contact America, she served as Chief Executive Officer of Bernoulli Enterprise, Inc. since May 2014, a real-time connected healthcare information technology company. Previously, she was at Nuance Communications, Inc., a leading provider of voice and language solutions for businesses and consumers around the world, having joined Nuance in April 2010 as Executive Vice President and General Manager of the Healthcare Division and serving as an executive officer from March 2010 until May 2014. From June 2000 to March 2010, Ms. Dillione held several senior level management positions at Siemens Medical Solutions, a global leader in medical imaging, laboratory diagnostics, and healthcare information technology, including President and CEO of the global healthcare IT division. Ms. Dillione received her B.A. from Brown University in 1981 and completed the Executive Program at The Wharton School of Business of the University of Pennsylvania in 1998. She has over 25 years of experience leading global teams in the development and delivery of healthcare technology and services. She is a member of the board of CortiCare, a private U.S. based company. Among other qualifications, attributes and skills, Ms. Dillione’s financial expertise and significant executive management experience with medical device and healthcare companies led to the conclusion of our Board that she should serve as a director of our Company in light of our business and structure.

Greg Duncan has been a director of CorMedix since November 2020. Mr. Duncan currently serves as the Chairman and CEO of Virios Therapeutics, a clinical-stage biopharmaceutical company developing and commercializing innovative antiviral therapies to treat diseases associated with a viral triggered abnormal immune response, such as fibromyalgia (FM), and has served since April 2020. From 2014 and prior to joining his current company earlier this year, Mr. Duncan served as President and CEO of Celtaxsys, a privately held biotechnology company focused on cystic fibrosis and other rare, inflammatory diseases. Mr. Duncan has spent the majority of his career in senior leadership roles in commercial stage pharmaceutical companies. From 2007 to 2013, he served as a senior executive at UCB, including as President of its North America business. Prior to his roles with UCB, Mr. Duncan spent approximately 18 years at Pfizer where he gained significant experience across sales and marketing functions including serving as SVP of US Marketing and later as President of Pfizer’s Latin America business from 2005 to 2007. Mr. Duncan received his undergraduate degree from the State University of New York, Albany, and earned an MBA degree from Emory University. Among other experience, qualifications, attributes and skills, Mr. Duncan’s significant depth of experience in the pharmaceutical industry led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

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

Board Independence

Our Board has undertaken a review of the independence of our directors and has determined that (i) all current directors except Khoso Baluch are independent within the meaning of Section 5605(b) of the Nasdaq Marketplace Rules, (ii) all members of our Audit Committee meet the additional test for independence for audit committee members imposed by SEC regulation and Section 5605(c) of the Nasdaq Marketplace Rules, (iii) all of the members of our Compensation Committee are independent within the meaning of Section 5605(d) of the Nasdaq Marketplace Rules, and (iv) all of the members of our Nominating and Governance Committee are independent within the meaning of Section 5605(e) of the Nasdaq Marketplace Rules.

Board Committees

Our Board has established an Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Audit Committee currently consists of Mr. Lefkowitz (Chair), Dr. Dunton and Mr. Duncan. Our Compensation Committee currently consists of Ms. Dillione (Chair), Dr. Dunton and Mr. Duncan. Our Nominating and Governance Committee currently consists of Mr. Costa (Chair), Mr. Kaplan and Ms. Dillione. The membership of these Committees may be changed after our next annual meeting.

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

The Board has determined that each of Mr. Lefkowitz, Dr. Dunton and Mr. Duncan qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of each of Mr. Lefkowitz, Dr. Dunton and Mr. Duncan as an “audit committee financial expert” does not impose on them any duties, obligations or liability that are greater than those that are generally imposed on them as a member of the Audit Committee and the Board, and their designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

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

Since 2016, we have periodically engaged Frederic W. Cook & Co., an independent compensation consultant, for input on the compensation of our Named Executive Officers and directors. The Compensation Committee assessed the independence of Frederic W. Cook & Co., considering the factors required by the Nasdaq Marketplace Rules and concluded that no conflict of interest exists that would prevent Frederic W. Cook & Co. from independently representing our Company. In the future, we, or the Compensation Committee, may engage or seek the advice of Frederic W. Cook & Co., or another compensation consultant.

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

Executive Officers

The following table sets forth information concerning our current executive officers:

Name	Age	Position(s) with CorMedix
Khoso Baluch	63	Chief Executive Officer
Matthew David	43	Executive Vice President and Chief Financial Officer
Phoebe Mounts	71	Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal
John Armstrong	77	Executive Vice President for Technical Operations
Elizabeth Masson-Hurlburt	42	Executive Vice President and Head of Clinical Operations

See the biography for Khoso Baluch under “Directors.”

Matthew David, M.D. became our Executive Vice President and Chief Financial Officer in May 2020. Dr. David joins CorMedix after serving as Head of Strategy at Ovid Therapeutics Inc, a late-stage clinical biopharmaceutical company focused on developing treatments for rare neurological disorders, where he was responsible for financing strategy and investor relations, and joined in October 2018. Prior to Ovid, Dr. David was a Strategic Advisor to Frequency Therapeutics, advising on financing, investor relations and strategic initiatives from 2017 to early 2019. Prior to Frequency, Dr. David spent the majority of his career as an investment banker specialized in the life sciences sectors, including at Piper Jaffray, Thomas Weisel Partners, Ferghana Partners and most recently at Bank of America Merrill Lynch. As part of his experience as an investment banker, Dr. David has advised on a broad range of capital raising and strategic transactions. Earlier in his career, Dr. David was part of the equity research team at Lehman Brothers, focusing on Large Pharma. Dr. David began his career as a surgical resident at Beth Israel Hospital, after receiving an M.D. from NYU School of Medicine. Dr. David earned his Bachelor of Arts degree in Chemistry, magna cum laude, from Dartmouth College.

Phoebe Mounts, PhD, Esq. became our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal in May 2019. Prior to her employment with us, Dr. Mounts was a partner at Morgan, Lewis & Bockius LLP, where she provided legal counsel to life sciences companies for over 20 years. As part of her work at Morgan Lewis, Dr. Mounts had been providing us legal services as outside counsel since 2013, with responsibility for developing our FDA regulatory strategies for Neutrolin. Prior to graduating from Georgetown University Law Center, Dr. Mounts was on the faculty of the Johns Hopkins University School of Public Health for 16 years, specializing in molecular biology and infectious disease. She received her Ph.D. in molecular biology from the University of Edinburgh in Scotland.

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

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

Director Compensation in Fiscal 2020

The following table shows the compensation earned by each non-employee director of our company for the year ended December 31, 2020.

Name	Fees Earned ($)		Option Awards (1) (2) ($)	Restricted Stock Units Awards (1) ($)	Total ($)
Paulo Costa(3)	16,042		82,365	-	98,407
Janet M. Dillione	83,000	(4)	63,885	-	146,885
Greg Duncan(5)	9,167		84,983	-	94,150
Alan Dunton	72,000		63,885	-	135,885
Myron Kaplan	115,000		63,885	-	178,885
Mehmood Khan(6)	57,500		63,885	-	121,385
Steven Lefkowitz	95,000		63,885	-	158,885

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award or restricted stock unit award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the directors upon option exercise or payment of restricted stock units. For information on the valuation assumptions used in calculating these amounts, see Note 8 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	As of December 31, 2020, the number of shares underlying options held by each non-employee director was as follows: 23,750 shares for Mr. Costa; 75,000 shares for Ms. Dillione; 22,500 for Mr. Duncan; 42,500 shares for Dr. Dunton; 56,000 shares for Mr. Kaplan; and 53,000 shares for Mr. Lefkowitz.

(3)	Mr. Costa became a director on September 15, 2020.

(4)	Includes fees of $62,250 for Ms. Dillione that were deferred. See “Director Compensation Plan” below for a description of the deferral plan pursuant to which the deferrals were made.

(5)	Mr. Duncan became a director on November 2, 2020.
(6)	Dr. Khan resigned as a director on October 30, 2020 and unvested stock options as of his resignation date with respect to 5,000 shares were forfeited.

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

In late 2018, with the assistance of Frederic W. Cook & Co., the Compensation Committee reviewed a peer group of 14 public companies, which group was used by Frederic W. Cook & Co. to conduct a compensation study for purposes of establishing director compensation. The composition of the peer group was based on the following criteria: (i) companies operating in a similar industry sector, (ii) publicly traded companies, (iii) companies of similar size, and (iv) companies of similar business operation and stage of research and development. The Compensation Committee also used this data in various combinations in an effort to establish director compensation that reflects our particular facts and circumstances. We continue to grant stock options to our non-employee directors.

In December 2018, as a result of the 2018 compensation study provided by Frederic W. Cook & Co., we determined that our non-employee director compensation program was significantly below market. Accordingly, we increased compensation levels effective January 1, 2019 to bring non-employee director compensation closer to our peer group. Effective as of July 1, 2019, we implemented Board committee fees (differentiating fees between heads of committees and committee members) to recognize the substantial work done by our Board committees. As of January 1, 2020, we discontinued granting restricted stock units to non-employee directors and correspondingly increased the cash retainers, in order to bring the compensation more in line with the forms of payment provided by peer companies and to minimize dilution. Each of the 2020 and 2021 compensation programs are set forth below in the table. All equity awards are subject to continued service on the Board through the vesting date. The exercise price per share of each stock option granted to our non-employee directors is equal to the fair market value of our common stock as determined in good faith by our Board on the date of the grant.

	Effective January 1, 2020				Effective January 1, 2021
	Cash		Stock Options		Cash	Stock Options
Annual Fee	$55,000				$55,000
First Election to Board			20,000	(1)		25,000	(1)
Annual Grant, Prorated in First Year Following Election to the Board			15,000	(2)		20,000	(2)
Additional Annual Fee - Board Chair	$45,000				$45,000
Additional Annual Fee - Audit Chair	$23,000				$23,000
Additional Annual Fee - Compensation Chair	$18,000				$18,000
Additional Annual Fee - Nomination and Governance Chair	$14,000				$14,000
Additional Annual Fee - Audit Committee Non-Chair Members	$10,000				$10,000
Additional Annual Fee - Compensation Committee Non-Chair Members	$7,000				$7,000
Additional Annual Fee – Nomination and Governance Committee Non-Chair Members	$5,000				$5,000
Additional Annual Fee – Strategic Committee Members	$-				$15,000
Additional Annual Fee – Strategic Finance Committee Two Co-Chairs	$20,000	(3)			-

(1)	Vest one third each on the date of grant and the first and second anniversary date of grant.
(2)	Vest monthly over one year after the grant date.
(3)	Through June 30, 2020.

EXECUTIVE COMPENSATION

Components of Compensation

The key components of our executive compensation package are cash compensation (salary and annual bonuses), long-term equity incentive awards and change in control and other severance agreements. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our Named Executive Officers. For 2020, our Named Executive Officers were Khoso Baluch, Phoebe Mounts, John Armstrong and Elizabeth Masson-Hurlburt. In addition, Robert W. Cook served as our Chief Financial Officer until January 31, 2020, and Matthew David served as our Chief Financial Officer starting May 11, 2020.

Base Salary

It is the Compensation Committee’s objective to set a competitive rate of annual base salary for each Named Executive Officer. The Compensation Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their named executive officers with a guaranteed annual component of compensation that is not subject to performance risk. The Compensation Committee, on its own or with outside consultants, may establish salary ranges for the Named Executive Officers, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each Named Executive Officer is then derived from those salary ranges based on his or her responsibility, tenure and past performance and market comparability. Annual base salaries for the Named Executive Officers are reviewed and approved by the Compensation Committee in the first quarter following the end of the previous performance year. Changes in base salary are based on the scope of an individual’s current job responsibilities, individual performance in the previous performance year, target pay position relative to the peer group, and our salary budget guidelines. The Compensation Committee reviews established goals and objectives, and determines an individual’s achievement of those goals and objectives and considers the recommendations provided by the Chief Executive Officer to assist it in determining appropriate salaries for the Named Executive Officers other than the Chief Executive Officer. For the year ended December 31, 2020 and the three month period ended March 31, 2021, with the advice of outside consultants, including Frederic W. Cook & Co., the Compensation Committee increased the salaries of certain of our Named Executive Officers, to account for adjustments in the market.

The base salary information for our Named Executive Officers for 2019 and 2020 is set forth in the Summary Compensation Table below. In September 2019, February 2017, May 2020, March 2019, April 2020 and March 2021, respectively, we entered into an employment agreement with each of Khoso Baluch, our Chief Executive Officer, Robert Cook, our Chief Financial Officer (at such time), Matthew David, our Executive Vice President and Chief Financial Officer, Phoebe Mounts, our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal, John Armstrong, our Executive Vice President for Technical Operations, and Elizabeth Masson-Hurlburt, our Executive Vice President and Head of Clinical Operations. These agreements provide for a salary for each Named Executive Officer and are described under the caption “Employment Agreements.”

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

Pursuant to their respective employment agreements, Messrs. Baluch and Armstrong, Dr. David, Dr. Mounts and Ms. Masson-Hurlburt are each eligible for an annual bonus, which may equal up to 80%, 35%, 30%, 30% and 30%, respectively, of his or her base salary then in effect, as determined by our Board or Compensation Committee. In determining such bonus, our Board or Compensation Committee will take into consideration the achievement of specified Company objectives, predetermined by the Board in consultation with the Chief Executive Officer.

Long-Term Incentive Equity Awards

We believe that long-term performance is achieved through an ownership culture that encourages high performance by our Named Executive Officers through the use of stock-based awards. Our long-term incentive plans were established to provide our employees, including our Named Executive Officers, with incentives to help align employees’ interests with the interests of our stockholders. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Compensation Committee has used restricted stock in the past and may in the future utilize restricted stock or other forms of equity grant as part of our long-term incentive program. We have selected the Black-Scholes method of valuation for share-based compensation. Due to the early stage of our business and our desire to preserve cash, we may provide a greater portion of total compensation to our Named Executive Officers through stock options and other equity grants than through cash-based compensation. The Compensation Committee generally oversees the administration of our equity plans.

Stock Options

Our 2019 Omnibus Stock Incentive Plan (the 2019 Plan), which was approved by the shareholders on November 26, 2019 authorizes us to grant options to purchase shares of common stock and other equity awards to our employees, directors and consultants. In 2020, we granted stock options to the Named Executive Officers.

The Compensation Committee reviews and approves stock option awards to Named Executive Officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each Named Executive Officer’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of our Chief Executive Officer. Stock option grants made to Named Executive Officers are approved by the Board, based on the Compensation Committee’s recommendation.

Stock options granted to employees have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest over a time period or upon the achievement of certain performance-based milestones and are based upon continued employment, and generally expire 10 years after the date of grant. The fair value of the options granted to the Named Executive Officers in the Summary Compensation Table is determined in accordance with the Black-Scholes method of valuation for share-based compensation. Incentive stock options also include certain other terms necessary to ensure compliance with the Code.

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

Executive Benefits and Perquisites

Our Named Executive Officers are parties to employment agreements as described below. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our Named Executive Officers, including medical, dental and life insurance and the ability to contribute to a 401(k) plan; however, the Compensation Committee in its discretion may revise, amend, or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are currently comparable to benefit levels for comparable companies.

Employment Agreements

Employment Agreements with Current Named Executive Officers

On September 27, 2016, we entered into an employment agreement with Khoso Baluch, our Chief Executive Officer, which, upon its expiration in September 2019, was replaced with a new agreement, dated September 26, 2019, that is nearly identical to the old agreement (except as noted below). On March 1, 2017, we entered into an employment agreement with John Armstrong to serve as our Executive Vice President for Technical Operations, which upon its expiration in March 2020, was replaced with a new agreement dated April 17, 2020. On March 19, 2018, we entered into an employment agreement with Elizabeth Masson-Hurlburt to serve as our Executive Vice President and Head of Clinical Operations, which upon its expiration in March 2021, was replaced with a new agreement dated March 10, 2021. On March 19, 2019, we entered into an employment agreement with Phoebe Mounts to serve as our Executive Vice President and General Counsel effective May 1, 2019. On May 11, 2020 we entered into an employment agreement with Matthew David to serve as our Chief Financial Officer. After the initial three-year term of each employment agreement, the agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then current term that the agreement will not be renewed.

Pursuant to their respective agreements, Mr. Baluch receives an annual salary of $425,000, Mr. Armstrong an annual salary of $325,000, Ms. Masson-Hurlburt an annual salary of $315,000 (effective March 2021), Dr. Mounts an annual salary of $350,000 (amended to $375,000 in January 2021) and Dr. David an annual salary of $330,000, which cannot be decreased unless all officers and/or members of our executive management team experience an equal or greater percentage reduction in base salary and/or total compensation, provided that any reduction in an executive’s salary may be no greater than 25%. Each executive will be eligible for an annual bonus, which may equal up to 80% for Mr. Baluch (the target amount is 80%, but the bonus may exceed that amount), up to 35% for Mr. Armstrong, up to 30% for Ms. Masson-Hurlburt, up to 30% for Dr. Mounts and up to 30% for Dr. David, of his or her base salary then in effect, as determined by our Board or the Compensation Committee. In determining such bonus, our Board or the Compensation Committee will take into consideration the achievement of specified Company objectives, predetermined by our Board or the Compensation Committee and Chief Executive Officer, and such other factors as our Board or the Compensation Committee deems appropriate, and approved by the Board or the Compensation Committee. Each executive must be employed through December 31 of a given year to be eligible to earn that year’s annual bonus.

On January 30, 2017, we entered into an employment agreement, effective February 1, 2017, with Robert Cook to serve as our Chief Financial Officer. On November 6, 2019, Mr. Cook and the Company mutually agreed not to renew his employment agreement, which expired on January 31, 2020. Mr. Cook and the Company entered into a consulting agreement.

The following provisions of the employment agreements with Messrs. Baluch, Armstrong, Ms. Masson-Hurlburt, Dr. Mounts and Dr. David are identical except where noted.

If we terminate the executive’s employment for Cause (as defined below), the executive will be entitled to receive only the accrued compensation due to him or her as of the date of such termination, rights to indemnification and directors’ and officers’ liability insurance, and as otherwise required by law. All unvested equity awards then held by the executive in the case of Mr. Baluch, Mr. Armstrong, Dr. David and Ms. Masson-Hurlburt, any vested equity awards granted after September 26, 2019, April 17, 2020, May 11, 2020 and March 20, 2021, respectively, will be forfeited to us as of such date.

If we terminate the executive’s employment other than for Cause, death, or disability, other than by notice of nonrenewal, or if the executive resigns for Good Reason (as defined below), including in each case within 24 months of a Corporation Transaction (as defined in the agreement, which is the same definition as in our 2019 Plan), the executive will receive the following benefits: (i) payment of any accrued compensation and any unpaid bonus for the prior year, as well as rights to indemnification and directors’ and officers’ liability insurance and any rights or privilege otherwise required by law; (ii) we will continue to pay his or her base salary and benefits for a period of twelve months in the case of Mr. Baluch and nine months for the other executives following the effective date of the termination of employment; (iii) payment on a prorated basis for any target bonus for the year of termination based on the actual achievement of the specified bonus objectives; (iv) if the executive timely elects continued health insurance coverage under COBRA, then we will pay the premium to continue such coverage for him or her and his or her eligible dependents in an amount equal to the portion paid for by us during the executive’s employment until the conclusion of the time when he or she is receiving continuation of base salary payments or until he or she becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of the executive and instead pay him or her a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of the COBRA premiums is or may be discriminatory under Section 105(h) of the Code; (v) unvested equity awards that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date; provided that any performance based equity awards or stock options whose vesting requirements have not been successfully met as of the date of termination of employment or resignation with Good Reason will not accelerate; and (vi) in the event of a Corporate Transaction all equity awards and stock options shall become fully vested and exercisable; and (vii) vested stock options will remain exercisable for a specified period of time following termination or resignation or, if earlier, the expiration date of the stock option. The separation benefits set forth above are conditioned upon the executive executing a release of claims against us, our parents, subsidiaries, and affiliates, and each such entities’ officers, directors, employees, agents, successors, and assigns in a form acceptable to us, within a time specified therein, which release is not revoked within any time period allowed for revocation under applicable law.

For purposes of the agreement, “Cause” is defined as: (i) the willful failure, disregard, or refusal by the executive to perform his or her material duties or obligations under the agreement (other than as a result of executive’s mental incapacity or illness, (ii) any willful, intentional, or grossly negligent act by the executive having the effect of materially injuring (whether financially or otherwise) our business or reputation or any of our affiliates; (iii) executive’s conviction of any felony involving moral turpitude (including entry of a guilty or nolo contendere plea); (iv) the executive’s qualification as a “bad actor,” as defined by 17 CFR 230.506(a); (v) the good faith determination by the Board, after a reasonable and good-faith investigation by us that the executive engaged in some form of harassment or discrimination prohibited by law (including, without limitation, harassment on the basis of age, sex or race) unless the executive’s actions were specifically directed by the Board; (vi) any material misappropriation or embezzlement by the executive of our or our affiliates’ property (whether or not a misdemeanor or felony); or (vii) material breach by the executive of the agreement that is not cured, to the extent subject to cure, by executive to our reasonable satisfaction.

For purposes of the agreement, “Good Reason” is defined as: (i) any material breach of the agreement by us; (ii) any material diminution by us of the executive’s duties, responsibilities, or authority; (iii) a material reduction in the executive’s annual base salary unless all officers and/or members of our executive management team experience an equal or greater percentage reduction in annual base salary and/or total compensation, provided that any reduction may be no greater than 25%; or (iv) a material reduction in the executive’s target bonus level unless all officers and/or members of our executive management team experience an equal or greater percentage reduction related to target bonus levels, provided that any reduction may be no greater than 25%.

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

Our agreements with Messrs. Baluch, Armstrong, Ms. Masson-Hurlburt, Dr. Mounts and Dr. David each contain a non-compete provision that provides that during the term of each agreement and the 12-month period immediately following the executive’s separation from employment for any reason, the executive is prohibited from engaging in any business involving the development or commercialization of a preventive anti-infective product that would be a direct competitor of Neutrolin or a product containing taurolidine or any other product being actively developed or produced by us within the United States and the European Union (in the case of Mr. Baluch, Dr. David, Ms. Masson-Hurlburt and Mr. Armstrong, worldwide) on the date of termination of his or her employment.

Tax and Accounting Considerations

U.S. federal income tax generally limits the tax deductibility of compensation we pay to our Named Executive Officers and certain other officers to $1.0 million each in the year the compensation becomes taxable to the executive officers. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct amounts of compensation from time to time. Accounting rules require us to expense the cost of our stock option grants. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.

Pension Benefits

We do not maintain any qualified or non-qualified defined benefit pension plans. As a result, none of our Named Executive Officers participate in or have benefits under qualified or non-qualified defined benefit pension plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in nonqualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Named Executive Officers in the years ended December 31, 2020 and 2019:

Name and Principal Position	Year	Salary ($)		Option Awards (1) ($)	Restricted Stock Units Awards (1) ($)	Non-equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Khoso Baluch	2020	425,000		428,583	--	340,000	(5)	40,088	(6)	1,233,671
Chief Executive Officer	2019	387,885		1,133,600	--	248,000	(5)	26,344	(6)	1,795,829

Matthew David (2)	2020	209,423		768,386	--	99,000	(5)	20,866	(7)	1,097,675
Chief Financial Officer

Phoebe Mounts (3)	2020	350,000		408,070	--	163,333	(5)	9,745	(7)	931,148
Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal	2019	232,885		426,790	--	84,000	(5)	2,479	(7)	746,154

John Armstrong	2020	322,635	(4)	332,420	--	112,875	(5)	19,388	(8)	787,318
Executive Vice President for Technical Operations	2019	310,000		57,195	--	86,800	(5)	11,001	(8)	464,996

Elizabeth Masson-Hurlburt	2020	291,792	(4)	332,420	--	136,500	(5)	35,561	(7)	796,273
Executive Vice President and Head of Clinical Operations	2019	280,000		298,504	--	67,200	(5)	25,734	(7)	671,438

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the Named Executive Officers upon option exercise.

(2)	Dr. David became our Executive Vice President and Chief Financial Officer on May 11, 2020.

(3)	Dr. Mounts became our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal on May 1, 2019.
(4)	Base salary increases effective February 25, 2020.

(5)	The non-equity incentive plan bonuses reflected in 2020 were for the performance for the year 2020 which were accrued in 2020 but will be paid in 2021. The non-equity incentive bonuses reflected in 2019 were for the performance for the year 2019 which were accrued in 2019 and paid in 2020.

(6)	Consists of health benefits, 401(k) employer match, and reimbursed commuter expenses.

(7)	Consists of health benefits and 401(k) employer match.

(8)	Consists of health benefits.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table contains certain information concerning unexercised options for the Named Executive Officers as of December 31, 2020.

Name	Number of Shares Underlying Unexercised Options (#) – Exercisable	Number of Shares Underlying Unexercised Options (#) – Unexercisable(1)	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options #(2)	Option Exercise Price ($)	Option Expiration Date
Khoso Baluch	310,000	--	--	12.60	10/03/2026
	55,600	14,000	--	8.30	01/10/2029
	30,000	90,000	--	6.82	09/26/2029
	25,157	75,473	--	5.63	02/25/2030

Matthew David	22,167	83,000	19,833	5.63	05/11/2030
	22,167	83,000	19,833	4.08	05/11/2030

Phoebe Mounts	28,500	31,500	10,000	7.92	05/01/2029
	6,191	18,573	--	5.63	02/25/2030
	12,500	37,500	--	4.08	05/11/2030
	12,500	37,500	--	5.63	05/11/2030

John Armstrong	2,000	--	--	7.60	11/14/2024
	3,000	--	--	16.25	7/28/2025
	40,000	--	--	12.55	3/08/2026
	6,600	--	--	10.90	3/01/2027
	6,255	1,575	--	8.30	01/10/2029
	6,191	18,573	--	5.63	02/25/2030
	9,375	28,125	--	4.08	05/11/2030
	9,375	28,125	--	5.63	05/11/2030

Elizabeth Masson-Hurlburt	35,400	18,600	--	1.45	3/19/2028
	16,680	4,200	--	8.30	01/10/2029
	6,191	18,573	--	5.63	02/25/2030
	9,375	28,125	--	4.08	05/11/2030
	9,375	28,125	--	5.63	05/11/2030

(1)	Options vest based on continued employment over three or four years.
(2)	Options vest based on achievement of specific milestones and continued employment, and become exercisable if and when a milestone is achieved.

Option Repricings

We did not engage in any repricings or other modifications to any of our Named Executive Officers’ outstanding options during the year ended December 31, 2020.

Potential Payments on a Qualifying Termination

If the severance payments called for in our employment agreements for Mr. Baluch, Dr. David, Dr. Mounts, Mr. Armstrong and Ms. Masson-Hurlburt had been triggered on December 31, 2020, we would have been obligated to make the following payments:

Name	Cash Severance Payment ($ per month) and (# of months paid)		Severance Benefits ($ per month) and (# of months paid) (1)		Number of Options (# that would vest) and ($ market value) (2)
Khoso Baluch	$35,417 (3)	12 mos.	$2,952	12 mos.	179,473	$190,751
Matthew David	$27,500 (4)	9 mos.	$3,711	9 mos.	166,000	$427,450
Phoebe Mounts	$29,167 (5)	9 mos.	$936	9 mos.	125,073	$226,556
John Armstrong	$27,083 (6)	9 mos.	$2,186	9 mos.	76,398	$178,275
Elizabeth Masson-Hurlburt	$24,500 (7)	9 mos.	$3,720	9 mos.	97,623	$289,503

(1)	Consists of COBRA and 401(k) employer match.

(2)	The market value equals the difference between the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the NYSE American on December 31, 2020, which was $7.43, and the exercise prices of the applicable stock options.
(3)	Represents severance based on monthly base salary, payable for 12 months. Any bonus for the year of termination based on performance would also be paid.

(4)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.

(5)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.

(6)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.

(7)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table shows the number of shares of our common stock beneficially owned as of March 15, 2021 by:

●	each person known by us to own beneficially more than 5% of the outstanding shares of our common stock;

●	each director;

●	each of our Named Executive Officers and our current executive officers; and

●	all of our current directors and executive officers as a group.

This table is based upon the information supplied by our Named Executive Officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown, and their address is c/o CorMedix Inc., 300 Connell Drive, Suite 4200, Berkeley Heights, New Jersey 07922. As March 15, 2021, we had 38,024,194 shares of common stock outstanding. Beneficial ownership in each case also includes shares issuable upon exercise of outstanding options that can be exercised within 60 days after March 15, 2021 for purposes of computing the percentage of common stock owned by the person named. Options owned by a person are not included for purposes of computing the percentage owned by any other person.

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares	%
5% or Greater Stockholders
Elliott Associates, L.P. (2)	1,303,411	4.99%
BlackRock, Inc. (3)	1,995,193	6.2%

Directors and Named Executive Officers:
Khoso Baluch (4)	553,820	1.4%
Matthew David (5)	96,984	*
Phoebe Mounts (6)	126,082	*
John Armstrong (7)	222,902	*
Elizabeth Masson-Hurlburt (8)	138,862	*
Paulo Costa (9)	15,516	*
Janet M. Dillione (10)	138,473	*
Greg Duncan (11)	14,580	*
Alan Dunton (12)	58,750	*
Myron Kaplan (13)	216,034	*
Steven Lefkowitz (14)	155,650	*
All executive officers and directors as a group (11 persons) (1.5)	1,737,653	4.4%

*	Less than 1%

(1)	Based upon 38,024,194 shares of our common stock outstanding on March 15, 2021 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 15, 2021.

(2)	Based solely on information contained in Amendment No. 1 to the Statement on Schedule 13D filed with the SEC on February 11, 2021 by Elliott Associates, L.P. (“Elliott Associates”), Elliott International, L.P. (“Elliott International”) and Elliott International Capital Advisors Inc. (“Elliott International Capital Advisors”, and together with Elliott Associates and Elliott International, the “Elliott Reporting Entities”), the investment manager of Elliott International, and other information known to us. Due to the Ownership Limitation (as defined below), the Elliott Reporting Entities may be deemed to collectively beneficially own 1,303,411 shares of our common stock through securities held by Elliott Associates and Elliott International. Elliott Associates beneficially holds: (i) 464,706 shares of our common stock, (ii) 32,383 shares of Series G preferred stock convertible into 1,800,539 shares of our common stock (subject to the Ownership Limitation) and (iii) 89,623 shares of our Series E preferred stock convertible into 391,953 shares of our common stock (subject to the Ownership Limitation). Elliott International beneficially holds (i) 368,668 shares of our common stock and (ii) 67,617 shares of Series G preferred stock convertible into 3,759,599 shares of our common stock (subject to the Ownership Limitation. In accordance with Rule 13d-4 under the Exchange Act, the number of shares of our common stock into which the Series E and Series G preferred stock are convertible into, as applicable, are limited pursuant to the terms of the convertible securities to that number of shares of our common stock which would result in the Elliott Reporting Entities having aggregate beneficial ownership of not more than 4.99% of the total issued and outstanding shares of our common stock (the “Ownership Limitation”). The Elliott Reporting Entities disclaim beneficial ownership of any and all shares of our common stock issuable upon any conversion of the convertible securities if such conversion would cause the Elliott Reporting Entities aggregate beneficial ownership of our common stock to exceed or remain above the Ownership Limitation (as is currently the case). Therefore, the Elliott Reporting Entities disclaim beneficial ownership of any shares of our common stock, issuable upon any conversion of the Series E preferred stock and the Series G preferred stock, which conversion would be prohibited by the Ownership Limitation. The Ownership Limitation does not prevent the Elliott Reporting Entities or their affiliates from voting the shares of Series E and Series G preferred stock held by Elliott Associates and Elliott International. Accordingly, the shares of Series E preferred stock and Series G preferred stock, as of the record date, will be entitled to an aggregate of 2,918,776 votes. The business address of Elliott Associates is 40 West 57th Street, 30th Floor, New York, New York 10019. The business address of Elliott International is c/o Maples & Calder, P.O. Box 309, Ugland House, South Church Street, George Town, Cayman Islands, British West Indies.

(3)	Based solely on information contained in Amendment No. 1 to the Statement on Schedule 13G filed with the SEC on January 29, 2021 by BlackRock, Inc. BlackRock, Inc. has the sole voting power with respect to 1,969,743 shares of our common stock and the sole dispositive power with respect to 1,995,193 shares of our common stock. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(4)	Consists of (i) 60,905 shares of our common stock, and (ii) 492,915 shares of our common stock issuable upon exercise of stock options.

(5)	Consists of (i) 1,150 shares of our common stock, and (ii) 95,834 shares of our common stock issuable upon exercise of stock options.

(6)	Consists of (i) 7,200 shares of our common stock, and (ii) 118,882 shares of our common stock issuable upon exercise of stock options.

(7)	Consists of (i) 96,878 shares of our common stock, and (ii) 126,024 shares of our common stock issuable upon exercise of stock options.

(8)	Consists of (i) 8,000 shares of our common stock, and (ii) 130,862 shares of our common stock issuable upon exercise of stock options.

(9)	Consists of 15,516 shares of our common stock issuable upon exercise of stock options.

(10)	Consists of (i) 53,473 shares of our common stock, and (ii) 85,000 shares of our common stock issuable upon exercise of stock options.

(11)	Consists of 14,580 shares of our common stock issuable upon exercise of stock options.

(12)	Consists of (i) 6,250 shares of our common stock, and (ii) 52,500 shares of our common stock issuable upon exercise of stock options.

(13)	Consists of (i) 150,034 shares of our common stock, and (ii) 66,000 shares of our common stock issuable upon exercise of stock options.

(14)	Consists of (i) 60,498 shares of our common stock held directly, (ii) 2,000 shares of our common stock held by Mr. Lefkowitz’s wife, (iv) 30,152 shares of our common stock held by Wade Capital Corporation Money Purchase Plan, an entity for which Mr. Lefkowitz has voting and investment control, and (v) 63,000 shares of our common stock issuable upon exercise of stock options.

(15)	Consists of the following held by our directors and executive officers (A) 476,540 shares of our common stock, and (B) 1,261,113 shares of our common stock issuable upon exercise of stock options.

Stock Performance Graph

The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph covers the most recent five-year period ended December 31, 2020. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2015, and that all dividends are reinvested.

	Cumulative Total Return
	12/2015	12/2016	12/2017	12/2018	12/2019	12/2020
CorMedix Inc.	$100.00	$75.37	$24.73	$63.55	$71.72	$73.20
Russell 2000	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
NASDAQ Biotechnology	$100.00	$78.65	$95.67	$87.19	$109.08	$137.90

Copyright© 2021 Russell Investment Group. All rights reserved.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed to us by Friedman LLP, our independent registered public accounting firm for the years ended December 31, 2020 and 2019, for services relating to: auditing our annual financial statements; reviewing our financial statements included in our quarterly reports on Form 10-Q; reviewing registration statements during 2020 and 2019; financing activities in 2020 and 2019; and services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	2020	2019
Audit Fees	$153,000	$188,790
Audit Related Fees	37,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$190,000	$188,790

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving in advance any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by our independent registered public accounting firm. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. All services performed by our independent registered public accounting firm during 2020 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon have been filed under Item 8 hereof.

2.	Financial Statement Schedules:

None.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc.	S-3	3/09/2018	1.1
1.2	Amended and Restated At Market Issuance Sales Agreement, dated November 27, 2020, by and among CorMedix Inc., B. Riley Securities, Inc. and Needham & Company LLC	8-K	11/27/2020	1.1
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010.	S-1/A	3/19/2010	3.5
3.3	Second Amended and Restated Bylaws as amended October 8, 2020.	8-K	10/14/2020	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017.	8-K	8/10/2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 25, 2019	8-K	3/25/2019	3.1
3.7	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.16
3.8	Second Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 5, 2019.	8-K	9/11/2019	3.2
3.9	Certificate of Designation of Series G Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 5, 2019	8-K	9/11/2019	3.1
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.3	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	5/03/2017	4.2
4.4	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017.	8-K	5/03/2017	4.3
4.5	Description of Capital Stock of CorMedix Inc.	10-K	3/16/2020	4.5
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/31/2009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6
10.3	Consulting Agreement, dated as of January 30, 2008, between the Company and Frank Prosl.	S-1	11/25/2009	10.12
10.4+	Amended and Restated 2006 Stock Incentive Plan.	S-1/A	3/01/2010	10.8
10.5+	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.6+	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.7	Preliminary Services Agreement dated April 8, 2015, between CorMedix Inc. and [RC]2 Pharma Connect LLC.	10-Q	8/06/2015	10.1
10.8	Release of Claims and Severance Modification, dated July 17, 2015, between Randy Milby and CorMedix Inc.	10-K	3/15/2016	10.16
10.9+	Executive Employment Agreement, dated as of September 26, 2019, between CorMedix Inc. and Khoso Baluch	8-K	10/01/2019	10.1
10.10**+	Executive Employment Agreement, dated and effective May 11, 2020, between CorMedix Inc. and Matthew David.	10-K		10.10	X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.11**+	Executive Employment Agreement, dated and effective April 17, 2020, between CorMedix Inc. and John Armstrong.	8-K	4/23/2020	10.1
10.12	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto.	8-K	11/13/2017	10.1
10.13	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.2
10.14	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.3
10.15	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	12/11/2017	10.1
10.16**+	Executive Employment Agreement, dated and effective March 10, 2021, between CorMedix Inc. and Elizabeth Masson-Hurlburt	8-K	3/12/2021	10.1
10.17	Securities Purchase Agreement, dated December 31, 2018, between CorMedix Inc. and the investor named therein.	8-K	1/03/2019	10.1
10.18*	Employment Agreement, dated as of March 19, 2019, between CorMedix Inc. and Phoebe Mounts	10-Q	5/13/19	10.1
10.19	Securities Exchange Agreement, dated August 14, 2019, by and among CorMedix Inc. and the Existing Security holders listed on the Schedule of Holders thereto.	8-K	8/15/2019	10.1
10.20	Amended and Restated Registration Rights Agreement, dated as of September 6, 2019, by and among CorMedix Inc. and Manchester Securities Corp., and Elliot International, L.P. and Elliot Associates, L.P.	8-K	9/11/2019	10.1
10.21	2019 Omnibus Stock Incentive Plan	8-K	11/27/2019	10.1
21.1	List of Subsidiaries.	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2020 and 2019, (ii) Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019, (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (v) Notes to the Financial Statements.

					X

*	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.
**	Portions of the exhibit have been omitted in reliance on Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates management contract or compensation plan.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

March 30, 2021	By:	/s/ Khoso Baluch
Khoso Baluch
Chief Executive Officer (Principal Executive Officer)

March 30, 2021	By:	/s/ Matthew David
Matthew David
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Khoso Baluch	Chief Executive Officer and Director	March 30, 2021
Khoso Baluch	(Principal Executive Officer)

/s/ Matthew David	Chief Financial Officer	March 30, 2021
Matthew David	(Principal Financial and Accounting Officer)

/s/ Myron Kaplan	Director and Chairman of the Board	March 30, 2021
Myron Kaplan

/s/ Paulo Costa	Director	March 30, 2021
Paulo Costa

/s/ Janet Dillione	Director	March 30, 2021
Janet Dillione

/s/ Greg Duncan	Director	March 30, 2021
Greg Duncan

/s/ Alan Dunton	Director	March 30, 2021
Alan Dunton

/s/ Steven Lefkowitz	Director	March 30, 2021
Steven Lefkowitz

CORMEDIX INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CorMedix Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CorMedix Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

Stock Based Compensation

During the year ended December 31, 2020, the Company recorded stock-based compensation expense of $2.5 million. As discussed in Note 8 to the consolidated financial statements, the Company issues various types of equity awards, including stock options and restricted stock units.

Auditing the Company’s accounting for stock-based compensation required complex auditor judgment due to the number and variety of equity awards outstanding, the inclusion of performance vesting criteria in certain awards, and the subjectivity of assumptions used to value stock-based awards. In particular, judgment was required to evaluate the nature of the performance conditions, as well as to assess the satisfaction of the performance targets.

How We Addressed the Matter in Our Audit

To test stock based compensation expense, we performed audit procedures that included, among others, obtaining an understanding of the Company’s controls over stock-based compensation, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of these awards. We also tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters and testing the clerical accuracy of the calculation of the expense recorded. We determined whether milestone targets were satisfied in accordance with the contractual conditions and recalculated grant date fair value. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Note 8 in relation to these matters.

/s/ Friedman LLP

We have served as the Company’s auditor since 2014.

Marlton, NJ

March 30, 2021

CorMedix Inc. And Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$41,905,469	$16,350,237
Restricted cash	191,314	174,950
Short-term investments	4,444,072	11,984,157
Trade receivables, net	3,357	35
Inventories, net	143,564	338,465
Prepaid research and development expenses	62,210	34,831
Security deposit	20,000	20,000
Other prepaid expenses and current assets	1,412,183	446,415
Total current assets	48,182,169	29,349,090
Property and equipment, net	111,499	122,130
Operating lease right-of-use assets	1,014,635	4,690
TOTAL ASSETS	$49,308,303	$29,475,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,128,104	$1,024,280
Accrued expenses	2,924,351	4,798,475
Operating lease liabilities, short-term	109,128	2,011
Deferred revenue	-	2,206
Total current liabilities	4,161,583	5,826,972
Operating lease liabilities, net of current portion	923,708	2,678
TOTAL LIABILITIES	5,085,291	5,829,650

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 241,623 shares issued and outstanding at December 31, 2020 and 2019	242	242
Common stock - $0.001 par value: 160,000,000 shares authorized at December 31, 2020 and 2019; 33,558,096 and 25,665,350 shares issued and outstanding at December 31, 2020 and 2019, respectively	33,558	25,665
Accumulated other comprehensive gain	102,006	97,257
Additional paid-in capital	261,536,061	218,944,268
Accumulated deficit	(217,448,855)	(195,421,172)
TOTAL STOCKHOLDERS’ EQUITY	44,223,012	23,646,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,308,303	$29,475,910

The accompanying notes are integral part of these consolidated financial statements.

CorMedix Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2020 and 2019

	December 31,
	2020	2019
Revenue:
Net sales	$239,231	$283,266
Cost of sales	(204,846)	(373,234)
Gross profit	34,385	(89,968)

Operating Expenses:
Research and development	(13,377,193)	(11,052,903)
Selling, general and administrative	(13,877,944)	(9,865,005)
Total operating expenses	(27,255,137)	(20,917,908)

Loss From Operations	(27,220,752)	(21,007,876)
Other Income (Expense):
Interest income	116,065	322,668
Foreign exchange transaction loss	(59,165)	(21,156)
Interest expense including amortization of debt discount	(33,226)	(787,488)
Total other income (expense)	23,674	(485,976)
Net Loss Before Income Taxes	(27,197,078)	(21,493,852)
Tax benefit	5,169,395	5,060,778
Net Loss	(22,027,683)	(16,433,074)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	(1,271)	268
Foreign currency translation gain	6,020	467
Total other comprehensive income	4,749	735

Comprehensive Loss	$(22,022,934)	$(16,432,339)
Net Loss	$(22,027,683)	$(16,433,074)
Deemed dividend as a result of warrant modification	-	(369,500)
Deemed dividend as a result of exchange of convertible note and Series C-2, Series D and Series F preferred stock, related party	-	(26,733,098)
Net Loss Attributable to Common Shareholders	(22,027,683)	(43,535,672)

Net Loss Per Common Share – Basic and Diluted	$(0.77)	$(1.80)

Weighted Average Common Shares Outstanding – Basic and Diluted	28,561,963	24,152,088

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020 and 2019

	Common Stock		Preferred Stock – Series C-2, C-3, Series D, Series E, Series F and Series G		Accumulated Other Comprehen-sive Gain	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at December 31, 2018	21,775,173	$21,775	419,585	$420	$96,522	$183,803,636	$(178,988,098)	$4,934,255
Stock issued in connection with ATM sale of common stock, net	1,768,012	1,768	-	-	-	15,232,761	-	15,234,529
Stock issue in connection with warrants exercised	1,948,207	1,948	-	-	-	8,672,036	-	8,673,984
Exchange of convertible note for Series G preferred stock, net, related party	-	-	-	-	-	8,673,509	-	8,673,509
Exchange of Series C-2, Series D and Series F preferred stock for Series G preferred stock, related party	-	-	(225,962)	(226)	-	226	-	-
Issuance of Series G preferred stock, related party	-	-	100,000	100	-	(100)	-	-
Stock issued in connection with stock options exercised	38,090	38	-	-	-	122,666	-	122,704
Conversion of Series C-3 non-voting preferred stock to common stock	104,000	104	(52,000)	(52)	-	(52)	-	-
Issuance of vested restricted stock	25,346	25	-	-	-	(25)	-	-
Issuance of common stock as a result of reverse stock split rounding	6,522	7	-	-	-	(7)	-	-
Stock-based compensation	-	-	-	-	-	2,439,618	-	2,439,618
Other comprehensive loss	-	-	-	-	735	-	-	735
Net loss	-	-	-	-	-	-	(16,433,074)	(16,433,074)
Balance at December 31, 2019	25,665,350	25,665	241,623	242	97,257	218,944,268	(195,421,172)	23,646,260
Stock issued in connection with public offering, net	5,111,110	5,111	-	-	-	21,250,059	-	21,255,170
Stock issued in connection with ATM sale of common stock, net	2,687,646	2,688	-	-	-	18,430,257	-	18,432,945
Stock issue in connection with warrants exercised	91,500	92	-	-	-	411,659	-	411,751
Issuance of vested restricted stock	2,490	2	-	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	-	2,499,820	-	2,499,820
Other comprehensive income	-	-	-	-	4,749	-	-	4,749
Net loss	-	-	-	-	-	-	(22,027,683)	(22,027,683)
Balance at December 31, 2020	33,558,096	$33,558	241,623	$242	$102,006	$261,536,061	$(217,448,855)	$44,223,012

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,027,683)	$(16,433,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,499,820	2,439,618
Amortization of debt discount	-	313,097
Non-cash interest expense	-	461,839
Non-cash lease expense	15,523	-
Inventory reserve	44,006	27,163
Depreciation	127,964	73,286
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(3,089)	10,631
Decrease in inventory	149,597	59,285
Increase in prepaid expenses and other current assets	(991,754)	(67,385)
Increase (decrease) in accounts payable	103,333	(1,564,381)
Decrease in accrued expenses	(1,883,149)	(363,280)
Decrease in deferred revenue	(2,206)	(8,823)
Net cash used in operating activities	(21,967,638)	(15,052,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(8,549,758)	(14,106,369)
Maturity of short-term investments	16,088,572	2,122,481
Purchase of equipment	(112,638)	(36,571)
Net cash provided by (used in) investing activities	7,426,176	(12,020,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	18,432,945	15,234,529
Proceeds from the public offering, net	21,255,170	-
Proceeds from exchange agreement, related party	-	2,000,000
Proceeds from exercise of warrants	411,751	8,673,984
Proceeds from exercise of stock options	-	122,704
Payment of financing fees	-	(226,855)
Net cash provided by financing activities	40,099,866	25,804,362
Foreign exchange effects on cash	13,192	(2,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,571,596	(1,270,136)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	16,525,187	17,795,323
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$42,096,783	$16,525,187

Cash paid for interest	$33,226	$12,552

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Deemed dividend as a result of warrant modification	$-	$369,500
Deemed dividend as a result of exchange of convertible note, Series C-2, Series D and Series F convertible preferred shares, related party	$-	26,733,098
Issuance of common stock for vested restricted stock units	$2	$25
Right-of-use asset and lease liability recognized under ASC 842	$1,015,000	$5,000
Unrealized gain (loss) from investments	$(1,270)	$268
Conversion of preferred stock to common stock	$-	$52
Write-off of fully depreciated computer equipment	$-	$47,850

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business:

CorMedix Inc. (“CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006. The Company is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH and in May 2020, the Company formed a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U.

The Company’s primary focus is to develop its lead product candidate, DefenCath™, for potential commercialization in the United States (“U.S.”) and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath/Neutrolin®, which is a novel anti-infective solution (a formulation of taurolidine 1.35% and heparin 1000 u/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration (“FDA”), while the name Neutrolin is currently used in the European Union (“EU”) and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution (“CLS”) regulated as a medical device.

In January 2015, the FDA designated DefenCath as a Qualified Infectious Disease Product (“QIDP”) for prevention of catheter-related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity upon approval of a New Drug Application (“NDA”). In addition, in January 2015, the FDA granted Fast Track designation to DefenCath Catheter Lock Solution, a designation intended to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that the approved drug can reach the market expeditiously. The Fast Track designation of DefenCath provides us with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

In December 2015, the Company launched its Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety & Effectiveness of DefenCath/Neutrolin in Preventing Catheter-related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease (“LOCK-IT-100”), in patients with hemodialysis catheters in the U.S. The clinical trial was designed to demonstrate the safety and effectiveness of DefenCath compared to the standard of care CLS, Heparin, in preventing CRBSIs. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor, or tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

As previously agreed with the FDA, an interim efficacy analysis was performed when the first 28 potential CRBSI cases were identified in our LOCK-IT-100 study that occurred through early December 2017. Based on these first 28 cases, there was a highly statistically significant 72% reduction in CRBSI by DefenCath relative to the active control of heparin (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the LOCK-IT-100 study was terminated early. The study continued enrolling and treating subjects until study termination, and the final analysis was based on a total of 795 subjects. In a total of 41 cases, there was a 71% reduction in CRBSI by DefenCath relative to heparin, which was highly statistically significant (p=0.0006), with a good safety profile.

The FDA granted the Company’s request for a rolling submission and review of the NDA which is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of an NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and investigation sites with procedures to include trial quality that has demonstrated a clinically meaningful and statistically very persuasive effect on prevention of a disease with potentially serious outcome.

In March 2020, the Company began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted the Company’s request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As the Company announced in March 2021, the FDA informed the Company that it will not approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the manufacturing facility. The Company is working with the manufacturing facility to develop plans for resolution of the deficiencies. Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications. The Company expects to be able to complete this requirement expeditiously. Satisfactory resolution of these issues is required for approval of the DefenCath NDA by a pre-approval inspection and/or adequate manufacturing facility responses addressing these concerns. If an inspection is required, the Company may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the pandemic and is actively working to define an approach for scheduling outstanding inspections once safe travel may resume. The Company will request a meeting with the FDA, which the Company estimates will occur in mid-April, to obtain agreement with the FDA on the proposed resolutions of the deficiencies.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with our request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”). LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. We believe that LPAD will provide additional flexibility for the FDA to approve DefenCath to reduce CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

The Company intends to pursue additional indications for DefenCath use as a CLS in populations with an unmet medical need that also represent a significant market opportunity. For example, the Company intends to pursue marketing authorization in the U.S. for use as a CLS to reduce CRBSIs in oncology and total parenteral nutrition patients using a central venous catheter.

In addition to DefenCath, the Company is sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. The Company may seek one or more strategic partners or other sources of capital to help develop and commercialize taurolidine for the treatment of neuroblastoma in children. The Company is also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management.

The Company was granted a deferral by the FDA under the Pediatric Research Equity Act (“PREA”), that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. The Company has made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

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

In the European Union (“EU”), Neutrolin is regulated as a Class 3 medical device. In July 2013, the Company received CE Mark approval for Neutrolin. In December 2013, the Company commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union and Middle Eastern countries for such treatment.

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands (“MEB”), granted a label expansion for Neutrolin to include use in oncology patients receiving chemotherapy, intravenous (“IV”) hydration and IV medications via CVC for the EU. In December 2014, the Company received approval from the Hessian District President in Germany to expand the label for these same expanded indications. The expansion also adds patients receiving medication and IV fluids via CVC in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral nutrition was also approved.

In September 2019, the Company’s registration with the Saudi Arabia Food and Drug Administration, or the SFDA, expired. As a result, the Company cannot sell Neutrolin in Saudi Arabia. The Company intends to complete the documentation required to renew its registration with the SFDA, however, the Company cannot predict how long the renewal process will take. There is no assurance that the registration will be renewed by the SFDA.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

The Company is using its current cash resources for certain pre-launch activities. Commercial preparations are dependent on the Company’s ability to raise sufficient additional funds through various potential sources, such as equity, debt financings, and/or strategic relationships and potential strategic transactions. The Company can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, to complete its clinical development program for DefenCath.

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

Note 2 — Liquidity and Uncertainties:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2020, the Company had an accumulated deficit of $217.4 million, and incurred net losses of $22.0 million and $16.4 million for the years ended December 31, 2020 and 2019, respectively. Based on the Company’s current development plans for DefenCath/Neutrolin in both the U.S. and foreign markets and its other operating requirements, the Company’s existing cash and cash equivalents and short-term investments at December 31, 2020 are expected to fund its operations for at least twelve months after the filing date of this report after taking into consideration the $41.5 million of net proceeds received in January and February 2021 from the At-the-Market Issuance Sales Agreement (the “ATM program”) (see Note 11) and the costs for the initial preparations for the commercial launch for DefenCath.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of the filing date of this Annual Report on Form 10-K, the Company has no available balance under its ATM program and has $50.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 8).

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, CorMedix Europe GmbH and CorMedix Spain, S.L.U. its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$41,905,469	$16,350,237
Restricted cash	191,314	174,950
Total cash, cash equivalents and restricted cash	$42,096,783	$16,525,187

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at December 31, 2020 or 2019.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of December 31, 2020 and 2019, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at December 31, 2020 and 2019:

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
December 31, 2020:
Money Market Funds and Cash Equivalents	$3,182,762	$(81)	$8	$3,182,689
Corporate Securities	3,565,501	(1,005)	3	3,564,499
Commercial Paper	879,501	-	72	879,573
Subtotal	4,445,002	(1,005)	75	4,444,072
Total December 31, 2020	$7,627,764	$(1,086)	$83	$7,626,761
December 31, 2019:
Money Market Funds and Cash Equivalents	$3,472,043	$-	$51	$3,472,094
U.S. Government Agency Securities	2,691,091	(42)	869	2,691,918
Corporate Securities	6,058,265	(1,438)	440	6,057,267
Commercial Paper	3,234,583	(16)	405	3,234,972
Subtotal	11,983,939	(1,496)	1,714	11,984,157
Total December 31, 2019	$15,455,982	$(1,496)	$1,765	$15,456,251

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2020 and 2019:

	Carrying Value	Level 1	Level 2	Level 3
December 31, 2020:
Money Market Funds and Cash Equivalents	$3,182,689	$3,182,689	$-	$-
Corporate Securities	3,564,499	-	3,564,499	-
Commercial Paper	879,573	-	879,573	-
Subtotal	4,444,072	-	4,444,072	-
Total December 31, 2020	$7,626,761	$3,182,689	$4,444,072	$-
December 31, 2019:
Money Market Funds and Cash Equivalents	$3,472,094	3,472,094	-	-
U.S. Government Agency Securities	2,691,918	2,691,918	-	-
Corporate Securities	6,057,267	-	6,057,267	-
Commercial Paper	3,234,972	-	3,234,972	-
Subtotal	11,984,157	2,691,918	9,292,239	-
Total December 31, 2019	$15,456,251	$6,164,012	$9,292,239	$-

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (USD), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Translation gains and losses are included in other comprehensive income (loss). The Company had a foreign currency translation gain of $6,020 in 2020 and a gain of $467 in 2019.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Geographic Information

The following table summarizes the geographic information:

	December 31,
	2020	2019
Reported revenues	$239,231	$283,266
Revenues attributable to European and Mideast operations, which are based in Germany	237,025	274,443
Total assets	49,308,303	29,475,910
Total assets located in the United States, with the remainder in the European Union	$48,928,244	$28,919,276

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Restricted Cash

As of December 31, 2020, and 2019 the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 7). The Company was required by the District Court Mannheim to provide a security deposit of approximately $135,000 (€110,000) to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit in the amount of $44,000 (€36,000) and $12,000 (€10,000) for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the year ended December 31, 2020, the Company reimbursed TauroPharm approximately $30,000 for the costs in connection with the utility model infringement proceedings. In January 2021, approximately $48,000 (€40,000) was released by the court to the Company’s account which will be deducted from the restricted cash.

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

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the DefenCath product. Inventories consist of the following:

	December 31,
	2020	2019
Raw materials	$-	$6,893
Finished goods	317,733	461,735
Inventory reserve	(174,169)	(130,163)
Total	$143,564	$338,465

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, office equipment and computer equipment all of which are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. Property and equipment, as of December 31, 2020 and 2019 were $111,499 and $122,130, respectively, net of accumulated depreciation of $303,279 and $244,328, respectively. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses.

Description	Estimated Useful Life
Office equipment and furniture	5 years
Leasehold improvements	7 years
Computer equipment	5 years
Computer software	3 years

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities (included in accrued expenses), and operating lease liabilities, net of current portion, on the consolidated balance sheet (see Note 10).

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

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
Professional and consulting fees	$146,129	$214,777
Accrued payroll and payroll taxes	2,490,441	1,287,047
Clinical trial related	2,187	2,435,953
Manufacturing development related	143,780	806,032
Other	141,814	54,666
Total	$2,924,351	$4,798,475

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

Deferred Revenue

In August 2014, the Company entered into an exclusive distribution agreement (the “Wonik Agreement”) with Wonik Corporation, a South Korean company, to market, sell and distribute Neutrolin for hemodialysis and oncolytic patients upon receipt of regulatory approval in South Korea. Upon execution, Wonik paid the Company a non-refundable $50,000 payment and will pay an additional $50,000 upon receipt of the product registration necessary to sell Neutrolin in South Korea (the “Territory”). The term of the Wonik Agreement commenced on August 8, 2014 and will continue for three years after the first commercial sale of Neutrolin in the Territory. The non-refundable up-front payment has been recorded as deferred revenue and will be recognized as revenue on a straight-line basis over the contractual term of the Agreement. Deferred revenue related to this agreement was fully amortized at December 31, 2020.

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

	Number of Shares of Common Stock Issuable At
	December 31,
	2020	2019
Series C non-voting preferred stock	104,000	104,000
Series E voting preferred stock	391,953	391,953
Series G voting preferred stock	5,560,137	5,560,137
Restricted stock units	-	2,490
Shares issuable for payment of deferred board compensation	48,909	33,597
Shares underlying outstanding warrants	183,148	341,328
Shares underlying outstanding stock options	2,447,687	1,376,394
Total potentially dilutive shares	8,735,834	7,809,899

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

Recently Adopted Authoritative Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This adoption on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued new guidance which modifies the disclosure requirements on fair value measurements. The guidance was effective for the Company beginning in the first quarter of fiscal year 2020. This adoption on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and, in a transaction with a collaborative arrangement participant who is not a customer, precludes presenting the transaction together with revenue recognized under contracts with customers. The guidance was effective for the Company beginning in the first quarter of fiscal year 2020. This adoption on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

In November 2019, the FASB issued new guidance which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in FASB ASC 718. The guidance was effective for the Company beginning in the first quarter of fiscal year 2020. This adoption on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

Note 5 — Income Taxes:

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2020	2019
United States	$(20,605,821)	$(20,943,703)
Foreign	(591,257)	(550,149)
Total	$(27,197,078)	$(21,493,852)

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

There were no current or deferred income tax provision for the years ended December 31, 2020 and 2019 because the Company has incurred operating losses since inception.

The Company’s deferred tax assets consist of the following:

	December 31,
	2020	2019
Net operating loss carryforwards – Federal	$38,986,000	$33,494,000
Net operating loss carryforwards – State	2,958,000	6,171,000
Net operating loss carryforwards – Foreign	2,455,000	2,128,000
Capitalized licensing fees	600,000	757,000
Stock-based compensation	3,358,000	2,892,000
Accrued compensation	102,000	349,000
Other	21,000	24,000
Totals	48,480,000	45,815,000
Less valuation allowance	(48,480,000)	(45,815,000)
Deferred tax assets	$-	$-

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2020	2019
Federal	$185,650,000	$155,400,000
State	$41,600,000	$82,700,000
Foreign	$8,185,000	$7,091,000

The net operating losses generated will start to expire in 2026 for Federal purposes whereas the operating losses for state purposes will begin expiring in 2038. The Tax Cuts and Jobs Act of 2017 (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. However, the net operating losses now have an indefinite carryforward as opposed to the former 20-year carryforward. The foreign net operating loss tax carryforwards do not expire. Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2020	2019
Statutory federal tax rate	21.0%	21.0%
State income tax rate (net of federal)	4.3%	7.2%
Effect of foreign operations	0.7%	0.8%
Federal deferred tax rate change	0.5%	0.1%
NJ NOL adjustment	2.9%	6.2%
Other permanent differences	(0.6)%	(0.4)%
Effect of valuation allowance	(9.8)%	(11.3)%
Effective tax rate	19.0%	23.6%

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2020 and 2019, the Company maintained a full valuation allowance against its net deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to OCI	Balance at End of Year
December 31, 2020	$45,815,000	$2,696,000	$(31,000)	$48,480,000
December 31, 2019	$43,396,000	$2,449,000	$(30,000)	$45,815,000

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2020 and 2019. The Company recognizes interest and penalties related to uncertain tax positions if any as a component of income tax expense.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. Tax years 2014 to 2018 remain open to examination for both the U.S. federal and state jurisdictions. Tax years 2015 to 2018 remain open for Germany.

During the years ended December 31, 2020 and 2019, the Company received net proceeds of $5,169,395 and $5,060,778, respectively, from the sale of most of its remaining unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed the Company to sell $5,529,000 of its total $6,018,000 in available NOL tax benefits for the state fiscal year 2019 and $5,413,000 of its total $6,085,000 for the state fiscal year 2018.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Note 6 — Senior Secured Convertible Note, Related Party:

On December 31, 2018, the Company entered into a securities purchase agreement with Elliott for the purchase and sale of a 10% senior secured convertible note in the aggregate principal amount of $7,500,000 and a warrant to purchase up to an aggregate of 90,000 shares of the Company’s common stock, for gross proceeds of $7,500,000. For year ended December 31, 2019, $462,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss. The senior secured convertible note, including accrued interest, and warrant to purchase up to an aggregate of 90,000 shares of the Company’s common stock were cancelled in connection with the terms of the Exchange Agreement.

On the same date, and in connection with the sale of the note and warrant, the Company amended and restated the following warrants held by Elliott and its affiliates to reduce the exercise price of each warrant to $0.005 per share: warrants issued in May 2013 to purchase up to an aggregate of 100,000 shares of the Company’s common stock with a pre-amendment exercise price of $3.25 per share and an expiration date of May 30, 2019, which was subsequently extended to August 16, 2019 (the “May 30, 2019 Warrants”), (see Note 4); and warrants issued in October 2013 to purchase up to an aggregate of 150,000 shares of the Company’s common stock with a pre-amendment exercise price of $4.50 per share and an expiration date of October 22, 2019 (the “October 22, 2019 Warrants”). These warrants were subsequently cancelled in connection with the Exchange Agreement, (see Note 8).

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

A summary of the assumptions used in the Black Scholes pricing model are as follows:

	Conversion Option At Issuance Date	New Warrants At Issuance Date
Expected term (months)	36	60
Volatility	161.5%	161.5%
Dividend yield	0%	0%
Risk-free interest rate	2.43%	2.48%

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

Note 7 — Commitments and Contingencies:

Contingency Matters

On September 9, 2014, the Company filed in the District Court of Mannheim, Germany, a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of the Company’s European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the “EPO”) on January 8, 2014 (the “Prosl European Patent”). The Prosl European Patent covers the formulation of taurolidine and citrate with low dose heparin in a catheter lock solution for maintaining patency and preventing infection in hemodialysis catheters. In this action, the Company claims that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent. The Company believes that its patent is sound and is seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step. The Company cannot predict the ultimate outcome of either of these related matters. At present, the EPO has revoked the Prosl European Patent as invalid, and the Company has filed an appeal, which is currently pending.

In the same complaint against the same Defendants, the Company also alleged an infringement (requesting the same remedies) of ND Partners’ utility model DE 20 2005 022 124 U1 (the “Utility Model”), which the Company believes is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent and the Utility Model claims were tried separately. TauroPharm has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the “German PTO”) based on the similar arguments as those in the opposition against the Prosl European Patent.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. The Company disagrees with this decision and has appealed the decision. The Company continues to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that the Company will prevail in this matter. In addition, the ongoing Unfair Competition litigation brought by the Company against TauroPharm is not affected and will continue.

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, the Company alleges violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of its proprietary information obtained in confidence by TauroPharm. The Company alleges that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. The Company seeks a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider the Company’s claims. In this hearing, the presiding judge explained that the court needed more information with regard to several aspects of the case. As a consequence, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court’s interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. Both parties have submitted further writs in this matter and the Court scheduled a further hearing on May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. However, the Company intends to continue to pursue this matter, and still believes firmly that its claims are well-founded. The Company therefore appealed in January 2019 and filed its grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which the legal counsel of the Company brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in the Company’s favor but the Company has filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in the Company’s submission. In the supplementary expert opinion, the expert confirmed his view. The Company has filed a response and an oral hearing has been scheduled for February 5, 2021 but was postponed to June 18, 2021 due to the COVID19 situation in Germany.

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of December 31, 2020, the aggregate deposit was approximately $191,000, which the Company recorded as restricted cash on the consolidated balance sheets. During the year ended December 31, 2020, costs in connection with the utility model infringement proceedings of approximately $30,000 was reimbursed to TauroPharm. In January 2021, approximately $48,000 was released by the court to the Company’s account which will be deducted from restricted cash.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of December 31, 2020 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of December 31, 2020 and 2019. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the years ended December 31, 2020 and 2019.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Other

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average of approximately $17,000 commenced on September 16, 2020. The Company’s sublease on its previous premises at 400 Connell Drive, Berkeley Heights, New Jersey 07922 terminated on November 30, 2020 (see Note 10).

Note 8 — Stockholders’ Equity:

Common Stock:

On July 30, 2020, the Company completed an underwritten public offering of its common stock, par value $0.001 per share, which yielded net proceeds of approximately $21.3 million. The public offering was made pursuant to an underwriting agreement with SunTrust Robinson Humphrey, Inc. and JMP Securities LLC (collectively, the “Underwriters”), relating to the issuance and sale of an aggregate of 5,111,110 shares of common stock, including 666,666 shares of common stock pursuant to the full exercise of the Underwriters’ option to purchase additional shares, at a public offering price of $4.50 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 Registration Statement No. 333-223562 previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus filed with the SEC.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The Company had a prior sales agreement with FBR Securities, Inc., (formerly known as B. Riley FBR, Inc.) (“B. Riley”) for its ATM program, which expired on April 16, 2018, under which the Company could issue and sell up to an aggregate of $60.0 million of shares of its common stock. On March 9, 2018, the Company entered into a new agreement with B. Riley for the sale of up to $14.7 million of the Company’s common stock under the ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70 million of the Company’s securities, which became effective on April 16, 2018. This new ATM agreement replaced a prior sales agreement with B. Riley that expired on April 16, 2018. The ATM program amount was increased by $25.0 million in November 2018. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the years ended December 31, 2020 and 2019, the Company sold 1,854,970 and 1,768,012 shares of common stock under the new and expired ATM programs, respectively, and realized net proceeds of approximately $11.4 million and $15.2 million during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, this current ATM program and the current shelf registration for the issuance of equity, debt or equity-linked securities has been exhausted.

In November 2020, the Company filed a new registration statement, under which the Company could issue and sell up to an aggregate of $100.0 million of shares of its common stock, $0.001 par value per share. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with B. Riley and Needham & Company, LLC (“Needham”), together with B. Riley, acting as sales agents (“Sales Agent”). The Amended Sales Agreement relates to the sale of shares of up to $25.0 million of the Company’s common stock under its ATM program, of which the Company may issue and sell common stock from time to time through the Sales Agent, subject to limitations imposed by the Company and subject to Sales Agent’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. Sales Agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the year ended December 31, 2020, the Company sold 832,676 shares of common stock under the Amended Sales Agreement at the weighted average price of $8.69 per share and realized net proceeds of approximately $7.0 million. At December 31, 2020, the Company had approximately $17.8 million available under the Amended Sales Agreement and $75.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the Amended Sales Agreement.

Restricted Stock Units

During the year ended December 31, 2020 the Company did not grant any restricted stock units (“RSUs”) and granted an aggregate of 24,850 RSUs during the year ended December 31, 2019 to its officers and directors under its 2013 Stock Incentive Plan with a weighted average grant date fair value of $8.33 per share. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on each date of grant. These RSUs vest monthly over one year after grant date, subject to continued service on the board through the vesting date. During the year ended December 31, 2020 and 2019, compensation expense recorded for these RSUs was $11,000 and $198,000, respectively. There was no unrecognized compensation expense as of December 31, 2020 as all RSU’s outstanding had vested. At December 31, 2020, there are no RSUs outstanding.

During the years ended December 31, 2020 and 2019, the Company issued an aggregate of 2,490 and 25,346 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

	As of December 31, 2020			As of December 31, 2019
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	52,000	$10.00	$520,000	52,000	$10.00	$520,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	100,000	$187.36	$18,736,452	100,000	$187.36	$18,736,452
Total	241,623		$23,665,904	241,623		$23,665,904

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

The following rights, privileges, terms and condition apply to the outstanding preferred stock at December 31, 2020:

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

Other Covenants. In addition to the debt restrictions above, as long as any of the Series E preferred stock is outstanding, we cannot, among others things: create, incur, assume or suffer to exist any encumbrances on any of our assets or property; redeem, repurchase or pay any cash dividend or distribution on any of our capital stock (other than as permitted, which includes the dividends on the Series E preferred stock and Series G preferred stock); redeem, repurchase or prepay any indebtedness (other than as permitted); or engage in any material line of business substantially different from our current lines of business.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

Stock Options:

On November 26, 2019, the Company’s shareholders approved the CorMedix Inc. 2019 Omnibus Stock Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan and subject to certain adjustments as described below, the Company may issue up to 3,000,000 shares of its common stock, plus any shares that remain available for grant under its 2013 Stock Incentive Plan (the “2013 Plan”) as of the effective date (up to a maximum carry-forward of 522,606 shares plus any outstanding options under the 2013 Plan that were canceled, forfeited and expired after the approval of the 2019 Plan), as long-term equity incentives to the Company’s employees, consultants, and directors. The long-term incentives may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, or other rights or benefits (collectively, stock rights) to employees, consultants, and directors of the Company or a related entity (collectively, participants). The Company believes that the effective use of long- term equity incentives is essential to attract, motivate, and retain employees, consultants and directors, to further align participants’ interests with those of the Company’s stockholders, and to provide participants incentive compensation opportunities that are competitive with those offered by other companies in the same industry and locations as the Company.

The 2019 Plan is a new equity compensation plan for the Company’s employees, consultants, and directors which replaced the 2013 Plan. The 2013 Plan and the Amended and Restated 2006 Stock Incentive Plan are referred to collectively as the “Prior Plans”. No further awards will be granted under the Prior Plans after the approval of the 2019 Plan. Awards outstanding under the Prior Plans will remain outstanding in accordance with their terms and the Prior Plans.

During the year ended December 31, 2020, the Company granted ten-year qualified and non-qualified stock options to its officers, directors, employees and consultants covering an aggregate of 1,111,984 shares of the Company’s common stock under the 2019 Plan. The weighted average exercise price of these options is $5.11 per share.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

During the year ended December 31, 2019, the Company granted ten-year qualified and non-qualified stock options to its officers, directors, employees and consultants covering an aggregate of 496,300 shares of the Company’s common stock under the 2013 Plan. The weighted average exercise price of these options is $7.64 per share.

During the years ended December 31, 2020 and 2019, total compensation expense for stock options issued to employees, directors, officers and consultants was $2,489,000 and $2,242,000, respectively. As of December 31, 2020, there was $3,284,000 total unrecognized compensation expense related to unvested stock options granted which expense is expected to be recognized over an expected remaining weighted average period of 1.7 years. All share-based awards are recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards are recognized in the period in which they occur.

The fair value at grants dates of the grants issued subject to service and performance-based vesting conditions were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.27% - 1.67%	1.51% - 2.74%
Expected volatility	102.7% - 107.9%	103% - 110%
Expected term (years)	5 – 10 years	5-10 years
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value of options granted during the period	$3.59	$6.11

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

The following table summarizes the Company’s stock options activity and related information for the year ended December 31, 2020:

	Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	1,376,394	$8.98	6.8	$1,232,545
Granted	1,111,984	$5.11		2,585,172
Expired/Canceled	(6,891)	$12.53		-
Forfeited	(33,800)	$8.51		9,000
Outstanding at end of year	2,447,687	$7.22	7.1	$3,872,092
Vested at end of year	1,418,990	$8.56	5.6	$1,683,965
Expected to vest in the future	1,028,697	$5.36	9.1	$2,188,127

No stock options were exercised during the year ended December 31, 2020 and for the year ended December 31, 2019, the total intrinsic value of stock options exercised was $154,589. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Warrants:

The following table is the summary of warrant activities:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	341,328	$6.24	1.42
Exercised	(91,500)	$4.50	-
Expired	(66,680)	$12.13	-
Outstanding at December 31, 2020	183,148	$4.96	1.61

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

During the year ended December 31, 2019, the expiration date of a warrant to purchase up to 100,000 shares of the Company’s common stock was extended from May 30, 2019 to August 16, 2019, then subsequently canceled in connection with the Exchange Agreement transaction (see Note 6). The warrant had an exercise price of $0.005. The incremental value of the warrant extended was immaterial.

During the year ended December 31, 2020, the Company issued an aggregate of 91,500 shares of its common stock upon exercise of warrants, resulting in net proceeds of approximately $412,000.

Stock-based Deferred Compensation Plan for Non-Employee Directors

In 2014, the Company established an unfunded stock-based deferred compensation plan, providing non-employee directors the opportunity to defer up to one hundred percent of fees and compensation, including restricted stock units. The amount of fees and compensation deferred by a non-employee director is converted into stock units, the number of which is determined based on the closing price of the Company’s common stock on the date such compensation would have otherwise been payable. At all times, the plan participants are one hundred percent vested in their respective deferred compensation accounts. On the tenth business day of January in the year following a director’s termination of service, the director will receive a number of common shares equal to the number of stock units accumulated in the director’s deferred compensation account. The Company accounts for this plan as stock-based compensation under ASC 718. During the year ended December 31, 2020 and 2019, the amount of compensation that was deferred under this plan was $62,250 and $36,500, respectively.

Note 9 — Concentrations:

At December 31, 2020 and 2019, one customer exceeded 10% of the Company’s accounts receivable (95%) and at December 31, 2019, no customer exceeded 10% of the Company’s accounts receivable. During the year ended December 31, 2020, the Company had revenue from two customers that exceeded 10% of its total sales (58% and 12%) and the Company had revenue from four customers that exceeded 10% of its total sales (42%, 18%, 17% and 12%) for the year ended December 31, 2019.

Note 10 — Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000 commenced on September 16, 2020.

The Company’s sublease on its previous premises at 400 Connell Drive, Berkeley Heights, New Jersey 07922 terminated on November 30, 2020.

The Company entered into an operating lease for office space in Germany that began in July 2017. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease. The Company also has an operating lease for office equipment.

Operating lease expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2020 and 2019 was approximately $66,000 and $6,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At December 31, 2020 and 2019, the Company has a total operating lease liability of $1,033,000 and $4,000, respectively. At December 31, 2020, approximately $109,000 and $924,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. At December 31, 2019, approximately $2,000 was included in each operating lease liabilities, short-term and operating lease liabilities, net of current portion on the consolidated balance sheet. Operating ROU assets as of December 31, 2020 and 2019 are $1,015,000 and $5,000, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

For the year ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $48,000 and $6,000, respectively.

As of December 31, 2020 and 2019, the weighted average remaining lease term were 6.8 years and 2.8 years, respectively and the weighted average discount rate of 9% and 10% at December 31, 2020 and 2019, respectively.

As of December 31, 2020, maturities of lease liabilities were as follows:

2021	$198,000
2022	200,000
2023	202,000
2024	205,000
2025	208,000
2026 and thereafter	380,000
Total future minimum lease payments	1,393,000
Less imputed interest	(360,000)
Total	$1,033,000

Note 11 — Subsequent Events:

On February 5, 2021, the Company allocated to its ATM program an additional $25.0 million of the remaining $75.0 million available under its shelf registration statement. Giving effect to the additional $25.0 million, plus the $17.8 million available at December 31, 2020, the Company had a total of $42.8 million available under the ATM program. During January and February 2021, the Company sold an aggregate of 3,737,862 shares of its common stock under the ATM program and realized net proceeds of approximately $41.5 million. As of the filing of this Annual Report on Form 10-K, the Company has no available balance under its ATM program and it has $50.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities.

During the first quarter of 2021, the Company issued an aggregate of 92,167 shares of its common stock upon cashless exercise of 95,286 warrants and cash exercise of 21,898 warrants, resulting in net proceeds of $115,000.

During the first quarter of 2021, the Company issued an aggregate of 656,069 shares of its common stock upon conversion of 10,001 Series G preferred shares by Elliott and 50,000 Series C-3 preferred shares by an unrelated party.

As previously announced, the NJEDA has approved the Company’s application to participate in the NJEDA Program for the state fiscal year 2020.  The approval will allow the Company to sell approximately $1.3 million of the total $1.3 million in available tax benefits to an unrelated, profitable New Jersey corporation in return for approximately $1.3 million in cash. Closing is subject to NJEDA’s typical closing conditions, which are in process of completion.