Form 10-Q
period 2021-03-31
CorMedix Inc.
filed 2021-05-13
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-34673

CORMEDIX INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Connell Drive, Suite 4200, Berkeley Heights, NJ	07922
(Address of Principal Executive Offices)	(Zip Code)

(908) 517-9500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	CRMD	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the issuer’s common stock, as of May 10, 2021 was 38,053,703.

CORMEDIX INC. AND SUBSIDIARY

i

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$76,214,620	$41,905,469
Restricted cash	136,034	191,314
Short-term investments	4,957,357	4,444,072
Trade receivables	43,606	3,357
Inventories, net	85,071	143,564
Prepaid research and development expenses	69,673	62,210
Security deposit	-	20,000
Other prepaid expenses and current assets	1,550,815	1,412,183
Total current assets	83,057,176	48,182,169
Property and equipment, net	112,583	111,499
Restricted cash, long-term	102,295	-
Operating lease right-of-use assets	986,757	1,014,635
TOTAL ASSETS	$84,258,811	$49,308,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,500,392	$1,128,104
Accrued expenses	1,436,710	2,924,351
Operating lease liabilities, short-term	112,323	109,128
Total current liabilities	3,049,425	4,161,583
Operating lease liabilities, net of current portion	894,319	923,708
TOTAL LIABILITIES	3,943,744	5,085,291

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 and 241,623 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	182	242
Common stock - $0.001 par value: 160,000,000 shares authorized; 38,046,092 and 33,558,096 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	38,046	33,558
Accumulated other comprehensive gain	98,826	102,006
Additional paid-in capital	304,843,806	261,536,061
Accumulated deficit	(224,665,793)	(217,448,855)
TOTAL STOCKHOLDERS’ EQUITY	80,315,067	44,223,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,258,811	$49,308,303

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue
Net sales	$88,261	$74,054
Cost of sales	(61,339)	(48,517)
Gross profit	26,922	25,537
Operating Expenses
Research and development	(2,636,332)	(2,472,117)
Selling, general and administrative	(4,601,108)	(3,165,168)
Total operating expenses	(7,237,440)	(5,637,285)
Loss From Operations	(7,210,518)	(5,611,748)
Other Income (Expense)
Interest income	3,675	63,678
Foreign exchange transaction loss	(4,911)	(3,221)
Interest expense	(5,184)	(6,276)
Total other income (expense)	(6,420)	54,181
Net Loss	(7,216,938)	(5,557,567)
Other Comprehensive Loss
Unrealized gain (loss) from investment	347	(5,633)
Foreign currency translation loss	(3,527)	(888)
Total other comprehensive loss	(3,180)	(6,521)
Comprehensive Loss	$(7,220,118)	$(5,564,088)
Net Loss Per Common Share – Basic and Diluted	$(0.20)	$(0.21)
Weighted Average Common Shares Outstanding – Basic and Diluted	36,328,928	26,059,625

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2021

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2020	33,558,096	$33,558	241,623	$242	$102,006	$261,536,061	$(217,448,855)	$44,223,012
Stock issued in connection with ATM sale of common stock, net	3,737,862	3,738	-	-	-	41,451,892	-	41,455,630
Stock issued in connection with warrants exercised, cash	23,796	24	-	-	-	124,905	-	124,929
Stock issued in connection with warrants exercised, cashless	70,269	70	-	-	-	(70)	-	-
Conversion of Series G preferred shares to common stock	556,069	556	(10,001)	(10)		(546)	-	-
Conversion of Series C-3 preferred shares to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Stock-based compensation	-	-	-	-	-	1,731,614	-	1,731,614
Other comprehensive loss	-	-	-	-	(3,180)	-	-	(3,180)
Net loss	-	-	-	-	-	-	(7,216,938)	(7,216,938)
Balance at March 31, 2021	38,046,092	$38,046	181,622	$182	$98,826	$304,843,806	$(224,665,793)	$80,315,067

For the three months ended March 31, 2020

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2019	25,665,350	$25,665	241,623	$242	$97,257	$218,944,268	$(195,421,172)	$23,646,260
Stock issued in connection with ATM sale of common stock, net	368,144	368	-	-	-	2,469,569	-	2,469,937
Stock issued in connection with warrants exercised	91,500	92	-	-	-	411,659	-	411,751
Payment of financing fees						(47,024)	-	(47,024)
Issuance of vested restricted stock	2,073	2	-	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	-	676,614	-	676,614
Other comprehensive loss	-	-	-	-	(6,521)	-	-	(6,521)
Net loss	-	-	-	-	-	-	(5,557,567)	(5,557,567)
Balance at March 31, 2020	26,127,067	$26,127	241,623	$242	$90,736	$222,455,084	$(200,978,739)	$21,593,450

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,216,938)	$(5,557,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,731,614	676,614
Depreciation	11,994	17,677
Non-cash lease expense	1,683	-
Changes in operating assets and liabilities:
Increase in trade receivables	(41,519)	(7,296)
Decrease in inventory	63,393	47,158
Increase in prepaid expenses and other current assets	(131,054)	(3,121,838)
Increase in accounts payable	374,971	309,025
Decrease in accrued expenses	(1,484,956)	(328,493)
Decrease in deferred revenue	-	(2,206)
Net cash used in operating activities	(6,690,812)	(7,966,926)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,143,285)	(3,799,033)
Maturity of short-term investments	2,630,347	4,794,369
Purchase of equipment	(13,080)	(9,918)
Net cash (used in) provided by investing activities	(526,018)	985,418
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	41,455,630	2,469,937
Proceeds from exercise of warrants	124,929	411,751
Payments of financing fees	-	(47,024)
Net cash (used in) provided by financing activities	41,580,559	2,834,664
Foreign exchange effect on cash	(7,563)	(2,181)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,356,166	(4,149,025)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	42,096,783	16,525,187
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$76,452,949	$12,376,162
Cash paid for interest	$5,184	$6,276
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of Series G preferred stock to common stock	$10	$-
Conversion of Series C-3 preferred stock to common stock	$50	$-
Unrealized gain (loss) from investments	$347	$(5,633)
Issuance of common stock for vested restricted stock units	$-	$2

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH and in May 2020, the Company formed a wholly-owned subsidiary, CorMedix Spain, S.L.U.

The Company’s primary focus is on the development of its lead product candidate, DefenCath™, for potential commercialization in the United States (“U.S.”) and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath/ Neutrolin®, which is a novel anti-infective solution (a formulation of taurolidine 1.35% and heparin 1000 u/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters (“CVCs”) in clinical settings such as hemodialysis, total parenteral nutrition and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and cancer patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous (“IV”) antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration (“FDA”), while the name Neutrolin is currently used in the European Union (“EU”) and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution (“CLS”) regulated as a medical device.

In January 2015, the FDA designated DefenCath as a Qualified Infectious Disease Product (“QIDP”) for prevention of catheter-related blood stream infections (“CRBSIs) in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity (“NCE”) upon approval of a New Drug Application (“NDA”). In addition, in January 2015, the FDA granted Fast Track designation to DefenCath Catheter Lock Solution, a designation intended to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that the approved drug can reach the market expeditiously. The Fast Track designation of DefenCath provides the Company with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

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

In March 2020, the Company began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted the Company’s request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As the Company announced in March 2021, the FDA informed in its Complete Response Letter (“CRL”) to the Company that it cannot approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturer (“CMO”). Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications.

In April 2021, the Company met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to the Company and the Post-Application Action Letter received by the CMO from the FDA for the NDA for DefenCath. There is now an agreed upon protocol for the manual extraction study identified in the CRL that the FDA is requiring as confirmation of in-process controls to demonstrate that the labeled volume can be consistently withdrawn from the vials. The Company has successfully completed this study. Addressing the FDA’s concerns regarding the qualification of the filling operation may necessitate adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. The Company and the CMO are currently evaluating available data to determine if additional process qualification will be needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received and that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation in the next review cycle, if the FDA determines it will do an onsite evaluation. The Company and the CMO continue to work closely to ensure that the identified deficiencies are resolved prior to resubmission of the DefenCath NDA.

Satisfactory resolution of these issues is required for approval of the DefenCath NDA by a pre-approval inspection and/or adequate CMO responses addressing these concerns. If an onsite inspection is required, the Company may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the Covid-19 pandemic. The FDA recently issued a guidance document on its plan to use voluntary remote interactive evaluations at facilities, including for a pre-approval inspection to assess a marketing application. The FDA will request the manufacturing facility to participate in a voluntary remote interactive evaluation, if the FDA believes it is appropriate. A manufacturing facility cannot request the remote interaction. The FDA expects the use of remote interactive evaluations should help the FDA operate within normal timeframes in spite of the Covid-19 pandemic.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100 in the CRL.  In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter.  This is consistent with our request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”). LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. We believe that LPAD will provide additional flexibility for the FDA to approve DefenCath to reduce CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

In March 2020, the Company was granted a deferral by the FDA under the Pediatric Research Equity Act (“PREA”), that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. The Company has made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2021 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021. The accompanying consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements included in such Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance was effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption was permitted. This adoption on January 1, 2021 did not have a material impact on the Company’s condensed consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2021, the Company had an accumulated deficit of $224.7 million, and incurred losses from operations of $7.2 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively. The Company currently estimates that as of March 31, 2021 it has sufficient cash, cash equivalents and short-term investments on hand to fund its operations at least into the second half of 2022, after taking into consideration the costs for the initial preparations for the commercial launch for DefenCath.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. The Company currently has $50.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities and no available balance under the ATM program.

The Company’s operations are subject to a number of other factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the ability to obtain regulatory approval to market the Company’s products; ability to manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for the Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the results of clinical testing and trial activities of the Company’s product candidates; and the Company’s ability to raise capital to support its operations.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company, CorMedix Europe GmbH and CorMedix Spain, S.L.U., its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$76,214,620	$41,905,469
Restricted cash	238,329	191,314
Total cash, cash equivalents and restricted cash	$76,452,949	$42,096,783

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2021 or December 31, 2020.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2021 and December 31, 2020, all of the Company’s investments had contractual maturities of less than one year. As of March 31, 2021, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2021:
Money Market Funds included in Cash Equivalents	$17,661,319	$(259)	$-	$17,661,060
Corporate Securities	3,658,430	(595)		3,657,835
Commercial Paper	1,299,323	-	199	1,299,522
Subtotal	4,957,753	(595)	199	4,957,357
Total March 31, 2021	$22,619,072	$(854)	$199	$22,618,417
December 31, 2020:
Money Market Funds included in Cash Equivalents	$3,182,762	$(81)	$8	$3,182,689
Corporate Securities	3,565,501	(1,005)	3	3,564,499
Commercial Paper	879,501	-	72	879,573
Subtotal	4,445,002	(1,005)	75	4,444,072
Total December 31, 2020	$7,627,764	$(1,086)	$83	$7,626,761

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	Carrying Value	Level 1	Level 2	Level 3

March 31, 2021:
Money Market Funds and Cash Equivalents	$17,661,060	$17,661,060	$-	$-
Corporate Securities	3,657,835	-	3,657,835	-
Commercial Paper	1,299,522	-	1,299,522	-
Subtotal	4,957,357	-	4,957,357	$-
Total March 31, 2021	$22,618,417	$17,661,060	$4,957,357	$-

December 31, 2020:

Money Market Funds and Cash Equivalents	$3,182,689	$3,182,689	$-	$-
Corporate Securities	3,564,499	-	3,564,499	-
Commercial Paper	879,573	-	879,573	-
Subtotal	4,444,072	-	4,444,072	-
Total December 31, 2020	$7,626,761	$3,182,689	$4,444,072	$-

CORMEDIX INC. AND SUBSIDIARIES

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

Restricted Cash

As of March 31, 2021 and December 31, 2020, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4).  The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the quarter ended March 31, 2021, approximately $48,000 was released by the court for the reimbursement of legal fees and other costs which was removed from restricted cash. As of March 31, 2021 and December 31, 2020, restricted cash in connection with the patent and utility model infringement proceedings were $136,000 and $191,000, respectively.

As of March 31, 2021, the Company had $102,000 in long-term restricted cash for a lease security deposit.

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

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the DefenCath/Neutrolin product. Inventories consist of the following:

	March 31, 2021	December 31, 2020
Finished goods	$259,240	$317,733
Inventory reserve	(174,169)	(174,169)
Total	$85,071	$143,564

CORMEDIX INC. AND SUBSIDIARIES

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

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Professional and consulting fees	$175,075	$146,129
Accrued payroll and payroll taxes	1,048,359	2,490,441
Clinical trial related	1,000	2,187
Manufacturing development related	97,970	143,780
Other	114,306	141,814
Total	$1,436,710	$2,924,351

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

	Three Months Ended March 31,
	2021	2020
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	4,000	104,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,560,137
Restricted stock units	-	417
Shares issuable for payment of deferred board compensation	48,909	35,303
Shares underlying outstanding warrants	64,066	183,148
Shares underlying outstanding stock options	3,542,011	1,720,937
Total potentially dilutive shares	9,055,008	7,995,895

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

In November 2020, the Company filed a new registration statement, under which the Company could issue and sell up to an aggregate of $100.0 million of shares of its common stock, $0.001 par value per share. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with B. Riley and Needham & Company, LLC (“Needham”), together with B. Riley, acting as sales agents (“Sales Agent”). The Amended Sales Agreement relates to the sale of shares of up to $25.0 million of the Company’s common stock under its ATM program, of which the Company may issue and sell common stock from time to time through the Sales Agent, subject to limitations imposed by the Company and subject to Sales Agent’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. Sales Agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. At December 31, 2020, the Company had approximately $17.8 million available under the Amended Sales Agreement and $75.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the Amended Sales Agreement. On February 5, 2021, the Company allocated to its ATM program an additional $25.0 million of the remaining $75.0 million available under its shelf registration statement. Giving effect to the additional $25.0 million, plus the $17.8 million available at December 31, 2020, the Company had a total of $42.8 million available under the ATM program. During the quarters ended March 31, 2021 and 2020, the Company sold an aggregate of 3,737,862 and 368,144 shares of its common stock under the ATM program, respectively, and realized net proceeds of $41,456,000 and $2,470,000, respectively. As of March 31, 2021, the Company has no available balance under its ATM program and it has $50.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities.

During the first quarter of 2021, the Company issued an aggregate of 656,069 shares of its common stock upon conversion of 50,000 Series C-3 preferred shares by an unrelated party and 10,001 Series G preferred shares by a related party.

During the quarter ended March 31, 2021 and 2020, the Company issued an aggregate of 23,796 and 91,500 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $125,000 and $412,000, respectively.

During the quarter ended March 31, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

During the quarter ended March 31, 2020, the Company issued an aggregate of 2,073 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors. There were no issuances for restricted stock during the quarter ended March 31, 2021.

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

	As of March 31, 2021			As of December 31, 2020
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	52,000	$10.00	$520,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213	100,000	$187.36	$18,736,452
Total	181,622		$21,291,665	241,623		$23,665,904

During the quarter ended March 31, 2021, 50,000 Series C-3 preferred shares were converted into 100,000 shares of the Company’s common stock by an unrelated party and 10,001 Series G preferred shares were converted into 556,069 shares of the Company’s common stock by a related party.

Stock Options

During the three months ended March 31, 2021, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,122,200 shares of the Company’s common stock under the 2019 Stock Incentive Plan. The weighted average exercise price of these options is $8.70 per share.

During the three months ended March 31, 2021 and 2020, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,732,000 and $670,000, respectively.

As of March 31, 2021, there was approximately $8,080,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.6 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model, except for an aggregate of 410,000 stock option awards, of which vesting was upon achievement of certain milestones. The fair value of these options was determined using the Monte Carlo option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the three months ended March 31, 2021:

Expected term	5 years
Volatility	103.08% - 103.18%
Dividend yield	0.0%
Risk-free interest rate	0.50% - 0.57%
Weighted average grant date fair value of options granted during the period	$5.85

A summary of the assumptions used in the Monte Carlo option pricing model are as follows:

Expected term	2 years
Volatility	107.10%
Dividend yield	0.0%
Risk-free interest rate	1.15%

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock options activity and related information for the three months ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	2,447,687	$7.22	7.1	$3,872,092
Granted	1,122,200	$8.70		$1,757,174
Forfeited	(21,876)	$4.71		$-
Expired	(6,000)	$10.50		$-
Outstanding at end of period	3,542,011	$7.70	7.8	$10,048,396
Exercisable at end of period	1,671,558	$8.34	6.0	$4,378,889

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price. There were no stock options exercised during the three months ended March 31, 2021.

Restricted Stock Units

During the quarter ended March 31, 2021, the Company did not grant any restricted stock units (“RSUs”), no compensation expense was recognized and there are no outstanding RSUs at March 31, 2021.

During the quarter ended March 31, 2020, the Company issued an aggregate of 2,073 shares of its common stock upon the vesting of RSUs issued to the Company’s board of directors. Compensation expense recorded by the Company was $7,000 for the quarter ended March 31, 2020.

Warrants

During the quarter ended March 31, 2021 and 2020, the Company issued an aggregate of 23,796 and 91,500 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $125,000 and $412,000, respectively.

During the quarter ended March 31, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

As of March 31, 2021, there were 64,066 outstanding warrants with a weighted average exercise price of $5.25 per share and a weighted average remaining contractual life of 1.36 years.

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

CORMEDIX INC. AND SUBSIDIARIES

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

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of March 31, 2021, the aggregate deposit was approximately $136,000, which the Company recorded as restricted cash on the condensed consolidated balance sheets, after deducting approximately $48,000 released by the court to the Company during the quarter ended March 31, 2021.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of March 31, 2021 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of March 31, 2021 and 2020. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended March 31, 2021 and 2020.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Note 5 — Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000 commenced in September 2020. The Company’s sublease on its previous premises at 400 Connell Drive, Berkeley Heights, New Jersey 07922 terminated in November 2020.

The Company entered into an operating lease for office space in Germany that began in July 2017. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease. The Company also has an operating lease for office equipment.

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2021 and 2020 was approximately $52,000 and $2,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At March 31, 2021 and December 31, 2020, the Company has a total operating lease liability of $1,007,000 and $1,033,000, respectively. At March 31, 2021, approximately $113,000 and $894,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. At December 31, 2020, approximately $109,000 and $924,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. Operating ROU assets as of March 31, 2021 and December 31, 2020 are $987,000 and $1,015,000, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $52,000 and $2,000, respectively.

The weighted average remaining lease term as of March 31, 2021 and 2020 were 6.5 and 2.3 years, respectively, and the weighted average discount rate for operating leases was 9% and 10.0% at March 31, 2021 and 2020, respectively.

As of March 31, 2021, maturities of lease liabilities were as follows:

2021 (excluding the three months ended March 31, 2021)	$149,000
2022	200,000
2023	202,000
2024	205,000
2025	208,000
2026 and thereafter	380,000
Total future minimum lease payments	1,344,000
Less imputed interest	(337,000)
Total	$1,007,000

Note 6 — Concentrations:

At March 31, 2021, net accounts receivable was due from two customers that exceeded 10% of the Company’s accounts receivable (65% and 34%) and at December 31, 2020, one customer exceeded 10% of the Company’s accounts receivable (95%). During the three months ended March 31, 2021 and 2020, the Company had revenue from three customers that exceeded 10% of its total sales, 47%, 28% and 15% in 2021, and 62%, 19% and 10%, for the same period in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021.

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

Overview

CorMedix Inc. and our wholly owned German subsidiaries, CorMedix Europe GmbH and CorMedix Spain, S.L.U., (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin® is currently used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. DefenCath/Neutrolin is a novel anti-infective solution (a formulation of taurolidine 1.35% and heparin 1000 u/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

In January 2015, the FDA designated DefenCath as a Qualified Infectious Disease Product, or QIDP, for prevention of catheter-related blood stream infections in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections, or CRBSIs, and clotting can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity, or NCE, upon approval of a New Drug Application, or NDA. In addition, in January 2015, the FDA granted Fast Track designation to DefenCath Catheter Lock Solution, a designation intended to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that the approved drug can reach the market expeditiously. The Fast Track designation of DefenCath provides us with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

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

In March 2020, we began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted our request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As we announced in March 2021, the FDA informed in its Complete Response Letter (“CRL”) to us that it cannot approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturer (“CMO”). Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications.

In April 2021, we met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to us and the Post-Application Action Letter received by the CMO from the FDA for the NDA for DefenCath. There is now an agreed upon protocol for the manual extraction study identified in the CRL that the FDA is requiring as confirmation of in-process controls to demonstrate that the labeled volume can be consistently withdrawn from the vials. We have successfully completed this study. Addressing the FDA’s concerns regarding the qualification of the filling operation may necessitate adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. We and the CMO are currently evaluating available data to determine if additional process qualification will be needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received and that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation in the next review cycle, if the FDA determines it will do an onsite evaluation. We and the CMO continue to work closely to ensure that the identified deficiencies are resolved prior to resubmission of the DefenCath NDA.

Satisfactory resolution of these issues is required for approval of the DefenCath NDA by a pre-approval inspection and/or adequate CMO responses addressing these concerns. If an onsite inspection is required, we may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the Covid-19 pandemic. The FDA recently issued a guidance document on its plan to use voluntary remote interactive evaluations at facilities, including for a pre-approval inspection to assess a marketing application. The FDA will request the manufacturing facility to participate in a voluntary remote interactive evaluation, if the FDA believes it is appropriate. A manufacturing facility cannot request the remote interaction. The FDA expects the use of remote interactive evaluations should help the FDA operate within normal timeframes in spite of the Covid-19 pandemic.

The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100 in the CRL. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with our request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. We believe that LPAD will provide additional flexibility for the FDA to approve DefenCath to prevent CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

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

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of March 31, 2021, we had an accumulated deficit of approximately $224.7 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through March 31, 2021, we have funded our operations primarily through debt and equity financings.

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

We were granted a deferral by the FDA under the Pediatric Research Equity Act (“PREA”), that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. We have made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended March 31,		% of Change Increase
	2021	2020	(Decrease)
Revenue	$88	$74	19%
Cost of sales	(61)	(49)	24%
Gross profit	27	25	8%
Operating Expenses:
Research and development	(2,636)	(2,472)	7%
Selling, general and administrative	(4,601)	(3,165)	45%
Total operating expenses	(7,237)	(5,637)	28%
Loss from operations	(7,210)	(5,612)	28%
Interest income	3	64	(95)%
Foreign exchange transaction loss	(5)	(3)	67%
Interest expense	(5)	(6)	(17)%
Net loss	(7,217)	(5,557)	30%
Other comprehensive loss	(3)	(7)	(57)%
Comprehensive loss	$(7,220)	$(5,564)	30%

Revenue. Revenue for the three months ended March 31, 2021 was $88,000 as compared to $74,000 in the same period last year, an increase of $14,000. The increase was attributable to increased sales in the Middle East in 2021 as compared to the same period in 2020.

Cost of Sales. Cost of sales was $61,000 for the three months ended March 31, 2021 compared to $49,000 in the same period last year, an increase of $12,000. The increase was primarily attributable to the increase in cost of materials as a result of increased sales in the Middle East.

Research and Development Expense. R&D expense was $2,636,000 for the three months ended March 30, 2021, an increase of $164,000, or 7%, from $2,472,000 for the same period in 2020. The increase was primarily attributable to an increases in personnel expenses and non-cash charges for stock-based compensation of $401,000 and $354,000, respectively, offset by a decrease in in costs related to the manufacturing of DefenCath of $337,000 and clinical trial expenses of $254,000, mainly due to the closing of our LOCK-IT-100 clinical trial.

Selling, General and Administrative Expense. SG&A expense was $4,601,000 for the three months ended March 31, 2021, an increase of $1,436,000, or 45%, from $3,165,000 for the same period in 2020. The increase was primarily attributable to an increase in non-cash charges for stock-based compensation of $701,000, increase in costs related to marketing research studies in preparation for the potential marketing approval of DefenCath of $491,000 and an increase in personnel expenses of $460,000, as a result of additional hires during 2020. These increases were offset by a decrease in recruitment fees of $140,000 that incurred in 2020 in search for additional personnel and a decrease in legal fees of $129,000.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction loss of $5,000 was recorded for the three months ended March 31, 2021 compared to a loss of $3,000 for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Income. Interest income was $3,000 for the three months ended March 31, 2021 compared to $64,000 for the same period last year, a decrease of $61,000. The decrease was attributable to lower average of interest-bearing cash equivalents and short-term investments during the first quarter of 2021 as compared to the same period in 2020.

Interest Expense. Interest expense was $5,000 for the three months ended March 31, 2021 as compared to $6,000 for the three months ended March 31, 2020, a decrease of $1,000.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in losses of $3,000 and $7,000 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the three months ended March 31, 2021, we received net proceeds of $41,456,000 from the issuance of 3,737,862 shares of common stock under our at-the-market-issuance sales agreement as compared to $2,470,000 net proceeds for the same period in 2020 from the issuance of 368,144 shares of common stock. Additionally, we also received $125,000 and $412,000 from the exercise of warrants during the quarter ended March 31, 2021 and 2020, respectively. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $6,691,000 as compared to $7,967,000 for the same period in 2020, a decrease in net cash use of $1,276,000. The decrease was mainly attributable to higher non-cash stock-based compensation of $1,732,000 compared to $677,000 for the same period last year, offset by an increase in net loss of $1,659,000, primarily driven by an increase in selling, general and administrative expenses, higher decrease in accrued expenses of $1,485,000 compared to $328,000 for the same period last year, and lower increase in prepaid expenses and other current assets of $131,000 as compared to $3,122,000 for the same period in 2020.

 Net Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $526,000 as compared to $985,000 provided by in the same period in 2020. The net cash used during the three months ended March 31, 2021 was mainly driven by lower amount invested in short-term investments as compared to the same period in 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $41,581,000 as compared to $2,835,000 for the same period in 2020, an increase of $38,746,000. During the three months ended March 31, 2021, we generated net proceeds of $41,456,000 from the sale of our common stock in our at-the-market, or ATM program, and $125,000 from the exercise of warrants. In comparison to the same period in 2020, we generated net proceeds of $2,470,000 from the sale of our common stock in our ATM program and $412,000 from the exercise of warrants.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of March 31, 2021 was $81.2 million, excluding restricted cash of $0.2 million, compared with $46.3 million at December 31, 2020. As of March 31, 2021, we have approximately $50.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities and no available balance under our ATM program.

Because our business has not generated positive operating cash flow, additional capital will likely be required in order to fund pre-commercial launch activities for DefenCath, as well as other taurolidine-based research and development activities and our operations generally. Our continued operations will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

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

We currently estimate that as of March 31, 2021, we have sufficient cash on hand to fund operations at least into the second half of 2022, after taking into consideration the costs for the initial preparations for the commercial launch for DefenCath. Additional financing may be required to build out our commercial infrastructure and to continue our operations should we decide to market and sell Defencath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

For the three-month period ended March 31, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued new guidance which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance was effective for us beginning in the first quarter of fiscal year 2021. Early adoption was permitted. This adoption on January 1, 2021 did not have a material impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2021.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
10.1	Executive Employment Agreement, dated and effective March 10, 2021, between CorMedix Inc. and Elizabeth Masson-Hurlburt (incorporated by reference to Exhibit 10.1 to CorMedix Inc.’s Current Report on Form 8-K filed on March 12, 2021).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101

The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: May 13, 2021	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer)