Form 10-Q
period 2021-06-30
CorMedix Inc.
filed 2021-08-12
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the issuer’s common stock, as of August 10, 2021 was 38,086,437.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$73,093,132	$41,905,469
Restricted cash	137,783	191,314
Short-term investments	5,159,353	4,444,072
Trade receivables	3,180	3,357
Inventories, net	72,727	143,564
Prepaid research and development expenses	36,480	62,210
Security deposit	-	20,000
Other prepaid expenses and current assets	1,187,952	1,412,183
Total current assets	79,690,607	48,182,169
Property and equipment, net	105,919	111,499
Restricted cash, long-term	102,300	-
Operating lease right-of-use assets	958,285	1,014,635
TOTAL ASSETS	$80,857,111	$49,308,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$943,344	$1,128,104
Accrued expenses	2,064,369	2,924,351
Operating lease liabilities, short-term	115,590	109,128
Total current liabilities	3,123,303	4,161,583
Operating lease liabilities, net of current portion	864,263	923,708
TOTAL LIABILITIES	3,987,566	5,085,291

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 and 241,623 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	182	242
Common stock - $0.001 par value: 160,000,000 shares authorized; 38,086,437 and 33,558,096 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	38,086	33,558
Accumulated other comprehensive gain	99,181	102,006
Additional paid-in capital	306,030,824	261,536,061
Accumulated deficit	(229,298,728)	(217,448,855)
TOTAL STOCKHOLDERS’ EQUITY	76,869,545	44,223,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,857,111	$49,308,303

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Net sales	$8,191	$16,443	$96,451	$90,498
Cost of sales	(14,426)	(19,184)	(75,765)	(67,701)
Gross profit (loss)	(6,235)	(2,741)	20,686	22,797

Operating Expenses:
Research and development	(2,520,203)	(5,685,292)	(5,156,535)	(8,157,408)
Selling, general and administrative	(3,355,790)	(3,232,576)	(7,956,896)	(6,397,747)
Total Operating Expenses	(5,875,993)	(8,917,868)	(13,113,431)	(14,555,155)

Loss From Operations	(5,882,228)	(8,920,609)	(13,092,745)	(14,532,358)
Other Income (Expense):
Interest income	3,340	38,603	7,014	102,282
Foreign exchange transaction loss	(4,233)	(55,985)	(9,144)	(59,206)
Interest expense, including amortization of debt discount	-	(13,828)	(5,184)	(20,104)
Total Other Income (Expense)	(893)	(31,210)	(7,314)	22,972

Loss before income taxes	(5,883,121)	(8,951,819)	(13,100,059)	(14,509,386)

Tax benefit	1,250,186	5,169,395	1,250,186	5,169,395

Net Loss	(4,632,935)	(3,782,424)	(11,849,873)	(9,339,991)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	(662)	13,853	(315)	8,221
Foreign currency translation gain (loss)	1,017	1,001	(2,510)	112

Total Other Comprehensive Income (Loss)	355	14,854	(2,825)	8,333

Comprehensive Loss	$(4,632,580)	$(3,767,570)	$(11,852,698)	$(9,331,658)
Net Loss Per Common Share – Basic and Diluted	$(0.12)	$(0.14)	$(0.32)	$(0.36)
Weighted Average Common Shares Outstanding – Basic and Diluted	38,083,842	26,143,360	37,211,233	26,101,493

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2021

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity

Balance at March 31, 2021	38,046,092	$38,046	181,622	$182	$98,826	$304,843,806	$(224,665,793)	$80,315,067

Stock issued in connection with warrants exercised, cash	7,611	7	-	-	-	39,950	-	39,957
Stock issued in connection with options exercised	32,734	33	-	-	-	137,002	-	137,035
Stock-based compensation	-	-	-	-	-	1,010,066	-	1,010,066
Other comprehensive loss	-	-	-	-	355	-	-	355
Net loss	-	-	-	-	-	-	(4,632,935)	(4,632,935)
Balance at June 30, 2021	38,086,437	$38,086	181,622	$182	$99,181	$306,030,824	$(229,298,728)	$76,869,545

For the six months ended June 30, 2021

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2020	33,558,096	$33,558	241,623	$242	$102,006	$261,536,061	$(217,448,855)	$44,223,012

Stock issued in connection with ATM sale of common stock, net	3,737,862	3,738	-	-	-	41,451,892	-	41,455,630
Stock issued in connection with warrants exercised, cash	31,407	31	-	-	-	164,855	-	164,886
Stock issued in connection with warrants exercised, cashless	70,269	70	-	-	-	(70)	-	-
Stock issued in connection with options exercised	32,734	33	-	-	-	137,002	-	137,035
Conversion of Series G preferred shares to common stock	556,069	556	(10,001)	(10)	-	(546)	-	-
Conversion of Series C-3 preferred shares to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Stock-based compensation	-	-	-	-	-	2,741,680	-	2,741,680
Other comprehensive loss	-	-	-	-	(2,825)	-	-	(2,825)
Net loss	-	-	-	-	-	-	(11,849,873)	(11,849,873)
Balance at June 30, 2021	38,086,437	$38,086	181,622	$182	$99,181	$306,030,824	$(229,298,728)	$76,869,545

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,849,873)	$(9,339,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,741,680	1,372,204
Depreciation	24,277	37,087
Non-cash lease expense	3,367	-
Inventory reserve	(1,228)	-
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	72	(10,789)
Decrease in inventory	76,965	49,532
Decrease (Increase) in prepaid expenses and other current assets	265,019	(715,626)
(Decrease) Increase in accounts payable	(184,681)	361,508
Decrease in accrued expenses	(857,924)	(473,014)
Decrease in deferred revenue	-	(2,206)
Net cash used in operating activities	(9,782,326)	(8,721,295)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(7,595,280)	(3,818,720)
Maturity of short-term investments	6,879,685	9,863,064
Purchase of equipment	(18,698)	(13,955)
Net cash (used in) provided by investing activities	(734,293)	6,030,389
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	41,455,630	2,469,937
Proceeds from exercise of warrants	164,886	411,751
Payments of financing fees	-	(47,024)
Proceeds from exercise of stock options	137,035	-
Net cash provided by financing activities	41,757,551	2,834,664
Foreign exchange effect on cash	(4,500)	182
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,236,432	143,940
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	42,096,783	16,525,187
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$73,333,215	$16,669,127
Cash paid for interest	$5,184	$20,104
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of Series G preferred stock to common stock	$10	$-
Conversion of Series C-3 preferred stock to common stock	$50	$-
Unrealized gain (loss) from investments	$(315)	$8,221
Issuance of common stock for vested restricted stock units	$-	$2

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

The Company’s primary focus is on the development of its lead product candidate, DefenCath™, for potential commercialization in the United States (“U.S.”) and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath/ Neutrolin®, which is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/ml and heparin 1000 USP Units/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters (“CVCs”) in clinical settings such as hemodialysis, total parenteral nutrition and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and cancer patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous (“IV”) antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration (“FDA”), while the name Neutrolin is currently used in the European Union (“EU”) and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution (“CLS”) regulated as a medical device.

In January 2015, the FDA designated DefenCath as a Qualified Infectious Disease Product (“QIDP”) for prevention of catheter-related blood stream infections (“CRBSIs”) in patients with end stage renal disease receiving hemodialysis through a central venous catheter. Catheter-related blood stream infections and clotting can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity (“NCE”) upon approval of a New Drug Application (“NDA”). In addition, in January 2015, the FDA granted Fast Track designation to DefenCath Catheter Lock Solution, a designation intended to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that the approved drug can reach the market expeditiously. The Fast Track designation of DefenCath provides the Company with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

In December 2015, the Company launched its Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety & Effectiveness of DefenCath/Neutrolin in Preventing Catheter-related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease (“LOCK-IT-100”), in patients with hemodialysis catheters in the U.S. The clinical trial was designed to demonstrate the safety and effectiveness of DefenCath compared to the standard of care for CLS, Heparin, in preventing CRBSIs. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor, or tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

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

In April 2021, the Company and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to the Company and the Post-Application Action Letter received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which now has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. The Company and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received and that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation. The Company and the CMO continue to work closely to ensure that the identified deficiencies are resolved prior to resubmission of the DefenCath NDA.

Satisfactory resolution of these issues is required for approval of the DefenCath NDA. If an onsite inspection is required, the Company may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the Covid-19 pandemic. The FDA issued a guidance document on its plan to use voluntary remote interactive evaluations at facilities, including for a pre-approval inspection to assess a marketing application. The FDA will request the manufacturing facility to participate in a voluntary remote interactive evaluation, if the FDA believes it is appropriate. A manufacturing facility cannot request the remote interaction. The FDA expects the use of remote interactive evaluations should help the FDA operate within normal timeframes in spite of the Covid-19 pandemic.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2021, the Company had an accumulated deficit of $229.3 million, and incurred net losses from operations of $4.6 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively and $11.8 million and $9.3 million for the six months ended June 30, 2021 and 2020, respectively. The Company currently estimates that as of June 30, 2021 it has sufficient cash, cash equivalents and short-term investments on hand to fund its operations at least through 2022, after taking into consideration the costs for re-submission of the NDA and initial preparations for the commercial launch for DefenCath.

In June 2021, the Company received approximately $1.3 million, net of expenses, from the sale of its unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed the Company to sell approximately $1.3 million of its total $1.3 million in available NOL tax benefits for the state fiscal year 2020.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of June 30, 2021, the Company has $50.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities and no available balance under the ATM program.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$73,093,132	$41,905,469
Restricted cash, short-term and long-term	240,083	191,314
Total cash, cash equivalents and restricted cash	$73,333,215	$42,096,783

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at June 30, 2021 or December 31, 2020.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of June 30, 2021 and December 31, 2020, all of the Company’s investments had contractual maturities of less than one year. As of June 30, 2021, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2021 and December 31, 2020:

June 30, 2021:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$17,478,369	$-	$-	$17,478,369
Corporate Securities	3,561,926	(1,584)		3,560,342
Commercial Paper	1,598,744	-	267	1,599,011
Subtotal	5,160,670	(1,584)	267	5,159,353
Total June 30, 2021	$22,639,039	$(1,584)	$267	$22,637,722
December 31, 2020:
Money Market Funds included in Cash Equivalents	$3,182,762	$(81)	$8	$3,182,689
Corporate Securities	3,565,501	(1,005)	3	3,564,499
Commercial Paper	879,501	-	72	879,573
Subtotal	4,445,002	(1,005)	75	4,444,072
Total December 31, 2020	$7,627,764	$(1,086)	$83	$7,626,761

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

June 30, 2021:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$17,478,369	$17,478,369	$-	$-
Corporate Securities	3,560,342	-	3,560,342	-
Commercial Paper	1,599,011	-	1,599,011	-
Subtotal	5,159,353	-	5,159,353	$-
Total June 30, 2021	$22,637,722	$17,478,369	$5,159,353	$-
December 31, 2020:
Money Market Funds and Cash Equivalents	$3,182,689	$3,182,689	$-	$-
Corporate Securities	3,564,499	-	3,564,499	-
Commercial Paper	879,573	-	879,573	-
Subtotal	4,444,072	-	4,444,072	-
Total December 31, 2020	$7,626,761	$3,182,689	$4,444,072	$-

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

Restricted Cash

As of June 30, 2021 and December 31, 2020, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4).  The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the six months ended June 30, 2021, approximately $48,000 was released by the court for the reimbursement of legal fees and other costs which was removed from restricted cash. As of June 30, 2021 and December 31, 2020, restricted cash in connection with the patent and utility model infringement proceedings were $138,000 and $191,000, respectively.

As of June 30, 2021, the Company had $102,000 in long-term restricted cash for a lease security deposit.

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

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the DefenCath/Neutrolin product. Inventories consist of the following:

	June 30, 2021	December 31, 2020
Finished goods	$245,668	$317,733
Inventory reserve	(172,941)	(174,169)
Total	$72,727	$143,564

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

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Professional and consulting fees	$234,041	$146,129
Accrued payroll and payroll taxes	1,432,414	2,490,441
Clinical trial related	1,000	2,187
Manufacturing development related	278,305	143,780
Other	118,609	141,814
Total	$2,064,369	$2,924,351

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

	Six Months Ended June 30,
	2021	2020
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	4,000	104,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,560,137
Restricted stock units	-	105
Shares issuable for payment of deferred board compensation	48,909	40,556
Shares underlying outstanding warrants	56,455	183,148
Shares underlying outstanding stock options	3,765,746	2,300,937
Total potentially dilutive shares	9,271,132	8,580,836

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity:

Common Stock

In November 2020, the Company filed a new registration statement, under which the Company could issue and sell up to an aggregate of $100.0 million of shares of its common stock, $0.001 par value per share. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with B. Riley FBR Inc. (“B.Riley”) and Needham & Company, LLC (“Needham”), together with B. Riley, acting as sales agents (“Sales Agent”). The Amended Sales Agreement relates to the sale of shares of up to $25.0 million of the Company’s common stock under its ATM program, of which the Company may issue and sell common stock from time to time through the Sales Agent, subject to limitations imposed by the Company and subject to the Sales Agent’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. The Sales Agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. At December 31, 2020, the Company had approximately $17.8 million available under the Amended Sales Agreement and $75.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the Amended Sales Agreement. On February 5, 2021, the Company allocated to its ATM program an additional $25.0 million of the remaining $75.0 million available under its shelf registration statement. Giving effect to the additional $25.0 million, plus the $17.8 million available at December 31, 2020, the Company had a total of $42.8 million available under the ATM program. During the six months ended June 30, 2021 and 2020, the Company sold an aggregate of 3,737,862 and 368,144 shares of its common stock under the ATM program, respectively, and realized net proceeds of $41,456,000 and $2,470,000, respectively. As of June 30, 2021, the Company has no available balance under its ATM program and it has $50.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities.

During the six months ended June 30, 2021, the Company issued an aggregate of 656,069 shares of its common stock upon conversion of 50,000 Series C-3 preferred shares by an unrelated party and 10,001 Series G preferred shares by a related party.

During the six months ended June 30, 2021 and 2020, the Company issued an aggregate of 31,407 and 91,500 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $165,000 and $412,000, respectively.

During the six months ended June 30, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

During the six months ended June 30, 2021, there were no restricted stock units issued by the Company and for the six months ended June 30, 2020, the Company issued an aggregate of 2,385 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors.

During the six months ended June 30, 2021, the Company issued an aggregate of 32,734 shares of its common stock upon exercise of stock options, resulting in net proceeds to the Company of $137,000. No stock options were exercised during the six months ended June 30, 2020.

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

	As of June 30, 2021			As of December 31, 2020
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	52,000	$10.00	$520,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213	100,000	$187.36	$18,736,452
Total	181,622		$21,291,665	241,623		$23,665,904

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2021, 50,000 Series C-3 preferred shares were converted into 100,000 shares of the Company’s common stock by an unrelated party and 10,001 Series G preferred shares were converted into 556,069 shares of the Company’s common stock by a related party.

Stock Options

During the six months ended June 30, 2021, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,389,700 shares of the Company’s common stock under the 2019 Stock Incentive Plan. The weighted average exercise price of these options is $8.48 per share.

During the three and six months ended June 30, 2021, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,010,000 and $2,742,000, respectively, and $693,000 and $1,362,000 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, there was approximately $8,585,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.6 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model, except for an aggregate of 410,000 stock option awards, of which vesting was upon achievement of certain milestones. The fair value of these options was determined using the Monte Carlo option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the six months ended June 30, 2021:

Expected term	5 years
Volatility	103.08% - 104.32%
Dividend yield	0.0%
Risk-free interest rate	0.50% - 0.84%
Weighted average grant date fair value of options granted during the period	$5.83

A summary of the assumptions used in the Monte Carlo option pricing model are as follows:

Expected term	2 years
Volatility	107.10%
Dividend yield	0.0%
Risk-free interest rate	1.15%

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods as calculated by the Company’s historical option exercise activities. The expected term of the stock options granted to consultants is based upon the full term of the respective option agreements. The expected stock price volatility for the Company’s stock options is calculated based on the historical volatility since the initial public offering of the Company’s common stock in March 2010. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards which is 5 years for employees and 10 years for non-employees.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock options activity and related information for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	2,447,687	$7.22	7.1	$3,009,584
Granted	1,389,700	$8.48		$0
Exercised	(32,734)	$4.19		$87,520
Expired	(10,499)	$8.30		$7,639
Forfeited	(28,408)	$5.50		$47,956
Outstanding at end of period	3,765,746	$7.72	7.8	$2,866,470
Exercisable at end of period	1,807,790	$8.20	6.1	$1,667,250

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Restricted Stock Units

During the six months ended June 30, 2021, the Company did not grant any restricted stock units (“RSUs”), no compensation expense was recognized and there are no outstanding RSUs at June 30, 2021.

During the six months ended June 30, 2020, the Company issued an aggregate of 2,385 shares of its common stock upon the vesting of RSUs issued to the Company’s board of directors. Compensation expense recorded by the Company was $3,000 and $10,000 for the three and six months ended June 30, 2020, respectively.

Warrants

During the six months ended June 30, 2021 and 2020, the Company issued an aggregate of 31,407 and 91,500 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $165,000 and $412,000, respectively.

During the six months ended June 30, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

As of June 30, 2021, there were 56,455 outstanding warrants with a weighted average exercise price of $5.25 per share and a weighted average remaining contractual life of 1.11 years.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The Company filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, the Company filed a withdrawal of the complaint on the German utility model, thereby waiving its claims on these proceedings. During the year ended December 31, 2020, costs in connection with the utility model infringement proceedings of approximately $30,000 were reimbursed to TauroPharm.

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleged violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. The Company sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. Hearings in this matter were held in the District Court of Cologne, Germany on November 19, 2015, on November 15, 2016 and on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. The Company therefore appealed in January 2019. An oral hearing was held on September 6, 2019. In view of new arguments brought forward in this hearing, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in the Company’s favor. In a supplementary expert opinion submitted after the Company had brought forward arguments against the first expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court, as well as both parties, asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss the complaint of the Company, if the Company did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, the Company withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by legal counsel of the Company.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of June 30, 2021, the aggregate deposit was approximately $138,000, which the Company recorded as restricted cash on the condensed consolidated balance sheets, after deducting approximately $48,000 released by the court to the Company during the six months ended June 30, 2021.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of June 30, 2021 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of June 30, 2021 and 2020. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended June 30, 2021 and 2020.

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

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months and six months ended June 30, 2021 was approximately $52,000 and $105,000, respectively, and $2,000 and $4,000 for the three and six months ended June 30, 2020, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At June 30, 2021 and December 31, 2020, the Company has a total operating lease liability of $980,000 and $1,033,000, respectively. At June 30, 2021, approximately $116,000 and $864,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. At December 31, 2020, approximately $109,000 and $924,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. Operating ROU assets as of June 30, 2021 and December 31, 2020 are $958,000 and $1,015,000, respectively.

For the three and six months ended June 30, 2021, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $45,000 and $97,000, respectively, and $2,000 and $4,000 for the three and six months ended June 30, 2020, respectively.

The weighted average remaining lease term as of June 30, 2021 and 2020 were 6.3 and 2.1 years, respectively, and the weighted average discount rate for operating leases was 9% and 10.0% at June 30, 2021 and 2020, respectively.

As of June 30, 2021, maturities of lease liabilities were as follows:

2021 (excluding the six months ended June 30, 2021)	$99,000
2022	200,000
2023	202,000
2024	205,000
2025	208,000
2026 and thereafter	380,000
Total future minimum lease payments	1,294,000
Less imputed interest	(314,000)
Total	$980,000

Note 6 — Concentrations:

At June 30, 2021, net accounts receivable was due from a single customer (100%) and at December 31, 2020, one customer exceeded 10% of the Company’s accounts receivable (95%). During the three months ended June 30, 2021, the Company had revenue from two customers that exceeded 10% of its total sales (64% and 32%) and for the six months ended June 30, 2021, the Company had revenue from three customers that each exceeded 10% of its total sales (43%, 26% and 13%). During the three months ended June 30, 2020, the Company had revenue from five customers that exceeded 10% of its total sales (30%, 30%, 15%, 15% and 10%) and for the six months ended June 30, 2020, the Company had revenue from three customers that each exceeded 10% of its total sales (50%, 16% and 14%).

Note 7 — Subsequent Event:

On or around July 22, 2021, a purported stockholder of the Company filed a putative class action complaint in the United States District Court for the District of New Jersey, naming as defendants the Company, Khoso Baluch, Matthew David and Phoebe Mounts.  The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form.  The complaint purports to assert claims on behalf of persons that purchased or otherwise acquired shares of the Company securities between July 8, 2020 and May 13, 2021. The Company intends to vigorously contest such claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any updates thereto in subsequent filings, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

CorMedix Inc. and our wholly owned German subsidiaries, CorMedix Europe GmbH and CorMedix Spain, S.L.U., (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin® is currently used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. DefenCath/Neutrolin is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/ml and heparin 1000 USP Units/ml) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and cancer patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

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

In December 2015, we launched our Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety & Effectiveness of DefenCath/Neutrolin in Preventing Catheter-related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease, or LOCK-IT-100, in patients with hemodialysis catheters in the U.S. The clinical trial was designed to demonstrate the safety and effectiveness of DefenCath compared to the standard of care for CLS, Heparin, in preventing CRBSIs. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

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

In April 2021, we and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to us and the Post-Application Action Letter received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which now has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. We and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received and that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation. We and the CMO continue to work closely to ensure that the identified deficiencies are resolved prior to resubmission of the DefenCath NDA.

Satisfactory resolution of these issues is required for approval of the DefenCath NDA. If an onsite inspection is required, we may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the Covid-19 pandemic. The FDA issued a guidance document on its plan to use voluntary remote interactive evaluations at facilities, including for a pre-approval inspection to assess a marketing application. The FDA will request the manufacturing facility to participate in a voluntary remote interactive evaluation, if the FDA believes it is appropriate. A manufacturing facility cannot request the remote interaction. The FDA expects the use of remote interactive evaluations should help the FDA operate within normal timeframes in spite of the Covid-19 pandemic.

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

In June 2021, we received approximately $1.3 million, net of expenses, from the sale of our unused New Jersey net operating losses, or NOL, eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program, or NJEDA Program. The NJEDA Program allowed us to sell approximately $1.3 million of our total $1.3 million in available NOL tax benefits for the state fiscal year 2020.

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

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings. We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of June 30, 2021, we had an accumulated deficit of approximately $229.3 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through June 30, 2021, we have funded our operations primarily through debt and equity financings.

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

Development timelines, probability of success and development costs vary widely. We are currently focused on securing the marketing approval for DefenCath in the U.S. as well as on continuing sales in foreign markets where Neutrolin is approved. In December 2015, we signed an agreement with a clinical research organization, or CRO, to help us conduct our LOCK-IT-100 Phase 3 clinical trial in hemodialysis patients with central venous catheters to demonstrate the efficacy and safety of DefenCath in preventing catheter-related bloodstream infections and blood clotting in subjects receiving hemodialysis therapy as treatment for end stage renal disease. Our LOCK-IT-100 study was completed and all costs related to the agreement with the CRO have been paid.

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

Results of Operations

Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended		%	For the Six Months Ended		%
	June 30,		Increase	June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Revenue	$8,191	$16,443	(50)%	$96,451	$90,498	7%
Cost of sales	(14,426)	(19,184)	(25)%	(75,765)	(67,701)	12%
Gross profit (loss)	(6,235)	(2,741)	127%	20,686	22,797	(9)%
Operating Expenses:
Research and development	(2,520,203)	(5,685,292)	(56)%	(5,156,535)	(8,157,408)	(37)%
Selling, general and administrative	(3,355,790)	(3,232,576)	4%	(7,956,896)	(6,397,747)	24%
Total operating expenses	(5,875,993)	(8,917,868)	(34)%	(13,113,431)	(14,555,155)	(10)%
Loss from operations	(5,882,228)	(8,920,609)	(34)%	(13,092,745)	(14,532,358)	(10)%
Interest income	3,340	38,603	(91)%	7,014	102,282	(93)%
Foreign exchange transaction loss	(4,233)	(55,985)	(92)%	(9,144)	(59,206)	(85)%
Interest expense, including amortization of debt discount	-	(13,828)	(100)%	(5,184)	(20,104)	(74)%
Total other income (expense)	(893)	(31,210)	(97)%	(7,314)	22,972	(132)%
Loss before income taxes	(5,883,121)	(8,951,819)	(34)%	(13,100,059)	(14,509,386)	(10)%
Tax benefit	1,250,186	5,169,395	(76)%	1,250,186	5,169,395	(76)%
Net loss	(4,632,935)	(3,782,424)	22%	(11,849,873)	(9,339,991)	27%
Other comprehensive income (loss)	355	14,854	(98)%	(2,825)	8,333	(134)%
Comprehensive loss	$(4,632,580)	$(3,767,570)	23%	$(11,852,698)	$(9,331,658)	27%

Revenue. Revenue for the three months ended June 30, 2021 was $8,000 as compared to $16,000 in the same period last year, a decrease of $8,000. The decrease was attributable to lower sales in Germany in 2021 as compared to the same period in 2020.

Revenue for the six months ended June 30, 2021 was $96,000 as compared to $90,000 in the same period last year, an increase of $6,000. The increase was attributable to increased sales in the Middle East offset by a decrease in sales in Germany in 2021 as compared to the same period in 2020.

Cost of Sales. Cost of sales was $14,000 for the three months ended June 30, 2021 compared to $19,000 in the same period last year, a decrease of $5,000. The decrease was primarily attributable to the decrease in cost of materials as a result of decreased sales in Germany.

Cost of sales was $76,000 for the six months ended June 30, 2021 compared to $68,000 in the same period last year, an increase of $8,000. The increase was primarily attributable to the net increase in cost of materials as a result of a net increase of sales in 2021 as compared to the same period in 2020.

Research and Development Expense. R&D expense was $2,520,000 for the three months ended June 30, 2021, a decrease of $3,165,000, or 56%, from $5,685,000 for the same period in 2020. The decrease was primarily attributable to the purchase of raw materials during the same period in 2020, for the manufacturing of DefenCath prior to its potential marketing approval, which amounted to $3,400,000.

R&D expense was $5,157,000 for the six months ended June 30, 2021, a decrease of $3,000,000, or 37%, from $8,157,000 for the same period in 2020. The decrease was primarily attributable to the purchase of raw materials during the same period in 2020, for the manufacturing of DefenCath prior to its potential marketing approval, which amounted to $3,400,000.

Selling, General and Administrative Expense. SG&A expense was $3,356,000 for the three months ended June 30, 2021, an increase of $123,000, or 4%, from $3,233,000 for the same period in 2020. The increase was primarily attributable to an increase in non-cash charges for stock-based compensation of $259,000, an increase in personnel expenses of $235,000, as a result of additional hires during the second half of 2020 through the first half of 2021. These increases were partially offset, among others of lesser significance, by a decrease in consulting fees of $298,000.

SG&A expense was $7,957,000 for the six months ended June 30, 2021, an increase of $1,559,000, or 24%, from $6,398,000 for the same period in 2020. The increase was primarily attributable to an increase in non-cash charges for stock-based compensation of $960,000, an increase in personnel expenses of $696,000, as a result of additional hires during the second half of 2020 through the first half of 2021, and an increase in costs related to marketing research studies in preparation for the potential marketing approval of DefenCath of $417,000. These increases were partially offset, among others of lesser significance, by decreases in consulting and legal fees of $347,000 and $198,000, respectively.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction loss of $4,000 was recorded for the three months ended June 30, 2021 compared to a loss of $56,000 for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Foreign exchange transaction losses were recorded for the six months ended June 30, 2021 and 2020 of $9,000 and $59,000, respectively. These losses occurred due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Income. Interest income was $3,000 for the three months ended June 30, 2021 compared to $39,000 for the same period last year, a decrease of $36,000. The decrease was attributable to lower average of interest-bearing cash equivalents and short-term investments during the second quarter of 2021 as compared to the same period in 2020.

Interest income was $7,000 for the six months ended June 30, 2021 compared to $102,000 for the same period last year, a decrease of $95,000. The decrease was attributable to lower average of interest-bearing cash equivalents and short-term investments during the first half of 2021 as compared to the same period in 2020.

Interest Expense. Interest expense was $0 for the three months ended June 30, 2021 as compared to $14,000 for the three months ended June 30, 2020, a decrease of $14,000.

Interest expense was $5,000 for the six months ended June 30, 2021 compared to $20,000 for the same period last year.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in a gain of $400 and $15,000 for the three months ended June 30, 2021 and 2020, respectively.

Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) totaling a loss of $3,000 and a gain of $8,000 for the six months ended June 30, 2021 and 2020, respectively.

Tax Benefit. Tax benefits for the three and six months ended June 30, 2021 and 2020 of $1,250,000 and $5,169,000, respectively, was an income tax benefit due to the sale of our unused NOL for the state fiscal years 2020 and 2019, respectively, through the NJEDA Program.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the six months ended June 30, 2021, we received net proceeds of $41,456,000 from the issuance of 3,737,862 shares of common stock under our at-the-market-issuance sales agreement as compared to $2,470,000 of net proceeds for the same period in 2020 from the issuance of 368,144 shares of common stock. Additionally, we also received $165,000 and $412,000 from the exercise of warrants during the six months ended June 30, 2021 and 2020, respectively. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

In June 2021, we received approximately $1,250,000, net of expenses, from the sale of our unused New Jersey NOL eligible for sale under the NJEDA Program. The NJEDA Program allowed us to sell approximately $1,250,000 of our total $1,337,000 in available NOL tax benefits for the state fiscal year 2020.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $9,782,000 as compared to $8,721,000 for the same period in 2020, an increase in net cash used in operations of $1,061,000, driven by an increase in net loss of $2,510,000 attributable to a decrease in cash received from the NOL sale of $1,250,000 as compared to $5,169,000 for the same period in 2020. The increase was partially offset by the higher non-cash stock-based compensation of $2,742,000 compared to $1,372,000 for the same period last year.

Net Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was $734,000 as compared to $6,030,000 provided by investing activities in the same period in 2020. The net cash used during the six months ended June 30, 2021 was mainly driven by the higher amount invested in short-term investments offset by the lower amount of matured investments as compared to the same period in 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $41,758,000 as compared to $2,835,000 for the same period in 2020, an increase of $38,923,000. During the six months ended June 30, 2021, we generated net proceeds of $41,456,000 from the sale of our common stock in our at-the-market, or ATM program, $165,000 from the exercise of warrants and $137,000 from the exercise of stock options. In comparison to the same period in 2020, we generated net proceeds of $2,470,000 from the sale of our common stock in our ATM program and $412,000 from the exercise of warrants.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of June 30, 2021 was $78.3 million, excluding restricted cash of $0.2 million, compared with $46.3 million at December 31, 2020. As of June 30, 2021, we have approximately $50.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities and no available balance under our ATM program.

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

We currently estimate that as of June 30, 2021, we have sufficient cash on hand to fund operations at least through 2022, after taking into consideration the costs for re-submission of the NDA and initial preparations for the commercial launch for DefenCath. Additional financing may be required to build out our commercial infrastructure following FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

For the six-month period ended June 30, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2021.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2021, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. Hearings in this matter were held in the District Court of Cologne, Germany on November 19, 2015, on November 15, 2016 and on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. We appealed in January 2019. An oral hearing was held on September 6, 2019. In view of new arguments brought forward in this hearing, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor. In a supplementary expert opinion submitted after we had brought forward arguments against the first expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court as well as both parties asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss our complaint if we did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, we withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by our legal counsel.

On or around July 22, 2021, a purported stockholder of ours filed a putative class action complaint in the United States District Court for the District of New Jersey, naming as defendants us, Khoso Baluch, Matthew David and Phoebe Mounts.  The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form.  The complaint purports to assert claims on behalf of persons that purchased or otherwise acquired shares of our securities between July 8, 2020 and May 13, 2021. We intend to vigorously contest such claims.

Item 1A.	Risk Factors.

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such “shelter in place” orders were previously lifted, at least partially, in many locations. However, an increase in the spread of COVID-19 and variants, including the Delta variant, which may affect the spread or severity of one or more successive waves of the virus, has led, and may continue to lead, to the re-imposition by many nations and U.S. of quarantine requirements for travelers from other regions and may lead to the re-imposition of “shelter-in-place” or other similar orders. Although several vaccines for prevention or mitigation of the severity of the virus have been granted Emergency Use Authorization by the FDA and foreign regulatory authorities, the timely distribution, public acceptance and effectiveness thereof in reducing the pandemic remain uncertain. Our clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. Furthermore, a widespread return of in-person workplace or commercial activities could lead to a resurgence of the virus.

As a result of the COVID-19 outbreak, or similar pandemics, and related travel restrictions and “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

●	delays or difficulties at our third-party vendors on whom we are dependent for manufacturing activities;
●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA or other regulatory authorities, including a halt in on-site inspections, which may impact review and approval timelines for our NDA;
●	delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;
●	interruption of, or delays in receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions and “shelter in place” orders;
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the severity of any new variations of the virus, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

Item 6.	Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
10.1	Executive Employment Agreement, dated and effective April 29, 2021, between CorMedix Inc. and Thomas Nusbickel.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: August 12, 2021	By:	/s/ Khoso Baluch
		Name:	Khoso Baluch
		Title:	Chief Executive Officer
(Principal Executive Officer)