Form 10-Q
period 2021-09-30
CorMedix Inc.
filed 2021-11-09
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the issuer’s common stock, as of November 5, 2021 was 38,086,437.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$66,316,229	$41,905,469
Restricted cash	134,430	191,314
Short-term investments	5,653,202	4,444,072
Trade receivables	-	3,357
Inventories	48,918	143,564
Prepaid research and development expenses	63,764	62,210
Security deposit	-	20,000
Other prepaid expenses and current assets	774,127	1,412,183
Total current assets	72,990,670	48,182,169
Property and equipment, net	1,367,045	111,499
Restricted cash, long-term	102,302	-
Operating lease right-of-use assets	929,206	1,014,635
TOTAL ASSETS	$75,389,223	$49,308,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,106,922	$1,128,104
Accrued expenses	3,985,663	2,924,351
Operating lease liabilities, short-term	118,447	109,128
Total current liabilities	5,211,032	4,161,583
Operating lease liabilities, net of current portion	834,010	923,708
TOTAL LIABILITIES	6,045,042	5,085,291

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 and 241,623 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	182	242
Common stock - $0.001 par value: 160,000,000 shares authorized; 38,086,437 and 33,558,096 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	38,086	33,558
Accumulated other comprehensive gain	95,502	102,006
Additional paid-in capital	307,078,505	261,536,061
Accumulated deficit	(237,868,094)	(217,448,855)
TOTAL STOCKHOLDERS’ EQUITY	69,344,181	44,223,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,389,223	$49,308,303

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Net sales	$38,088	$93,020	$134,539	$183,517
Cost of sales	(25,166)	(79,913)	(100,931)	(147,614)
Gross profit	12,922	13,107	33,608	35,903
Operating Expenses:
Research and development	(4,741,228)	(2,925,355)	(9,897,763)	(11,082,764)
Selling, general and administrative	(3,836,613)	(3,691,507)	(11,793,509)	(10,089,252)
Total Operating Expenses	(8,577,841)	(6,616,862)	(21,691,272)	(21,172,016)
Loss From Operations	(8,564,919)	(6,603,755)	(21,657,664)	(21,136,113)
Other Income (Expense):
Interest income	3,022	10,843	10,036	113,125
Foreign exchange transaction loss	(2,088)	(35)	(11,232)	(59,241)
Interest expense, including amortization of debt discount	(5,381)	(7,800)	(10,565)	(27,904)
Total Other Income (Expense)	(4,447)	3,008	(11,761)	25,980
Loss before income taxes	(8,569,366)	(6,600,747)	(21,669,425)	(21,110,133)
Tax benefit	-	-	1,250,186	5,169,395
Net Loss	(8,569,366)	(6,600,747)	(20,419,239)	(15,940,738)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	302	(8,414)	(13)	(193)
Foreign currency translation gain (loss)	(3,981)	2,483	(6,491)	2,595
Total Other Comprehensive Income (Loss)	(3,679)	(5,931)	(6,504)	2,402
Comprehensive Loss	$(8,573,045)	$(6,606,678)	$(20,425,743)	$(15,938,336)
Net Loss Per Common Share – Basic and Diluted	$(0.22)	$(0.22)	$(0.54)	$(0.58)
Weighted Average Common Shares Outstanding – Basic and Diluted	38,113,514	29,601,412	37,515,298	27,276,648

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2021

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at June 30, 2021	38,086,437	$38,086	181,622	$182	$99,181	$306,030,824	$(229,298,728)	$76,869,545
Stock-based compensation	-	-	-	-	-	1,047,681	-	1,047,681
Other comprehensive loss	-	-	-	-	(3,679)	-	-	(3,679)
Net loss	-	-	-	-	-	-	(8,569,366)	(8,569,366)
Balance at September 30, 2021	38,086,437	$38,086	181,622	$182	$95,502	$307,078,505	$(237,868,094)	$69,344,181

For the nine months ended September 30, 2021

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2020	33,558,096	$33,558	241,623	$242	$102,006	$261,536,061	$(217,448,855)	$44,223,012
Stock issued in connection with ATM sale of common stock, net	3,737,862	3,738	-	-	-	41,451,892	-	41,455,630
Stock issued in connection with warrants exercised, cash	31,407	31	-	-	-	164,855	-	164,886
Stock issued in connection with warrants exercised, cashless	70,269	70	-	-	-	(70)	-	-
Stock issued in connection with options exercised	32,734	33	-	-	-	137,002	-	137,035
Conversion of Series G preferred shares to common stock	556,069	556	(10,001)	(10)	-	(546)	-	-
Conversion of Series C-3 preferred shares to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Stock-based compensation	-	-	-	-	-	3,789,361	-	3,789,361
Other comprehensive loss	-	-	-	-	(6,504)	-	-	(6,504)
Net loss	-	-	-	-	-	-	(20,419,239)	(20,419,239)
Balance at September 30, 2021	38,086,437	$38,086	181,622	$182	$95,502	$307,078,505	$(237,868,094)	$69,344,181

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2020

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at June 30, 2020	26,127,379	$26,127	241,623	$242	$105,590	$223,150,674	$(204,761,163)	$18,521,470
Stock issued in connection with public offering, net	5,111,110	5,111	-	-	-	21,315,059	-	21,320,170
Stock issued in connection with ATM sale of common stock, net	109,577	110	-	-	-	622,707	-	622,817
Issuance of vested restricted stock	105	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	611,440	-	611,440
Other comprehensive income	-	-	-	-	(5,931)	-	-	(5,931)
Net loss	-	-	-	-	-	-	(6,600,747)	(6,600,747)
Balance at September 30, 2020	31,348,171	$31,348	241,623	$242	$99,659	$245,699,880	$(211,361,910)	$34,469,219

For the nine months ended September 30, 2020

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2019	25,665,350	$25,665	241,623	$242	$97,257	$218,944,268	$(195,421,172)	$23,646,260
Stock issued in connection with public offering, net	5,111,110	5,111	-	-	-	21,315,059	-	21,320,170
Stock issued in connection with ATM sale of common stock, net	477,721	478	-	-	-	3,045,252	-	3,045,730
Stock issued in connection with warrants exercised	91,500	92	-	-	-	411,659	-	411,751
Issuance of vested restricted stock	2,490	2	-	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	-	1,983,644	-	1,983,644
Other comprehensive income	-	-	-	-	2,402	-	-	2,402
Net loss	-	-	-	-	-	-	(15,940,738)	(15,940,738)
Balance at September 30, 2020	31,348,171	$31,348	241,623	$242	$99,659	$245,699,880	$(211,361,910)	$34,469,219

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,419,239)	$(15,940,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,789,361	1,983,644
Depreciation	41,843	47,284
Non-cash lease expense	5,050	5,721
Inventory reserve	-	20,673
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	3,274	(5,833)
Decrease in inventory	99,546	110,889
Decrease (Increase) in prepaid expenses and other current assets	150,710	(928,788)
(Decrease) Increase in accounts payable	(21,068)	961,641
Increase (Decrease) in accrued expenses	1,064,660	(2,286,439)
Decrease in deferred revenue	-	(2,206)
Net cash used in operating activities	(15,285,863)	(16,034,152)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(8,789,130)	(5,870,456)
Maturity of short-term investments	7,579,987	15,179,649
Purchase of equipment	(796,568)	(35,553)
Net cash (used in) provided by investing activities	(2,005,711)	9,273,640
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the public offering, net	-	21,320,170
Proceeds from sale of common stock from at-the-market program, net	41,455,630	3,045,730
Proceeds from exercise of warrants	164,886	411,751
Proceeds from exercise of stock options	137,035	-
Net cash provided by financing activities	41,757,551	24,777,651
Foreign exchange effect on cash	(9,799)	5,126
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,456,178	18,022,265
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	42,096,783	16,525,187
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$66,552,961	$34,547,452
Cash paid for interest	$10,565	$27,904
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of Series G preferred stock to common stock	$10	$-
Conversion of Series C-3 preferred stock to common stock	$50	$-
Unrealized gain (loss) from investments	$(13)	$(193)
Deposit on equipment reclassified from other prepaid expenses and current assets to property and equipment, net	$500,821	$-
Right-of-use assets obtained in exchange for lease liability	$929,000	$1,042,000
Issuance of common stock for vested restricted stock units	$-	$2

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Organization, Business and Basis of Presentation:

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

In April 2021, the Company and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to the Company and the Post-Application Action Letter received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which now has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. The Company and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received and that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation. The Company and the CMO continue to work closely to ensure that the identified deficiencies are resolved prior to resubmission of the DefenCath NDA, but delays have been encountered at the CMO that are unrelated to DefenCath manufacturing activities. The timeline for CorMedix and the CMO to address deficiencies at the facility that are required for resubmission of the DefenCath NDA is uncertain at this time.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 2— Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2021, the Company had an accumulated deficit of $237.9 million, and incurred net losses from operations of $8.6 million and $6.6 million for the three months ended September 30, 2021 and 2020, respectively and $20.4 million and $15.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company currently estimates that as of September 30, 2021 it has sufficient cash, cash equivalents and short-term investments on hand to fund its operations at least through 2022, after taking into consideration the costs for re-submission of the NDA and initial preparations for the commercial launch for DefenCath.

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

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of September 30, 2021, the Company has $150.0 million available under its new shelf registration filed on August 12, 2021 for the issuance of equity, debt or equity-linked securities and $50.0 million available under the ATM program relating to its shelf registration statement filed in November 2020 (See Note 3).

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$66,316,229	$41,905,469
Restricted cash, short-term and long-term	236,732	191,314
Total cash, cash equivalents and restricted cash	$66,552,961	$42,096,783

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2021 or December 31, 2020.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2021 and December 31, 2020, all of the Company’s investments had contractual maturities of less than one year. As of September 30, 2021, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2021 and December 31, 2020:

September 30, 2021:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds included in Cash Equivalents	$16,977,646	$-	$-	$16,977,646
Corporate Securities	4,754,847	(1,274)	25	4,753,598
Commercial Paper	899,370	-	234	899,604
Subtotal	5,654,217	(1,274)	259	5,653,202
Total September 30, 2021	$22,631,863	$(1,274)	$259	$22,630,848

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

December 31, 2020:
Money Market Funds included in Cash Equivalents	$3,182,762	$(81)	$8	$3,182,689
Corporate Securities	3,565,501	(1,005)	3	3,564,499
Commercial Paper	879,501	-	72	879,573
Subtotal	4,445,002	(1,005)	75	4,444,072
Total December 31, 2020	$7,627,764	$(1,086)	$83	$7,626,761

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

September 30, 2021:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$16,977,646	$16,977,646	$-	$-
Corporate Securities	4,753,598	-	4,753,598	-
Commercial Paper	899,604	-	899,604	-
Subtotal	5,653,202	-	5,653,202	$-
Total September 30, 2021	$22,630,848	$16,977,646	$5,653,202	$-

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020:
Money Market Funds and Cash Equivalents	$3,182,689	$3,182,689	$-	$-
Corporate Securities	3,564,499	-	3,564,499	-
Commercial Paper	879,573	-	879,573	-
Subtotal	4,444,072	-	4,444,072	-
Total December 31, 2020	$7,626,761	$3,182,689	$4,444,072	$-

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

Restricted Cash

As of September 30, 2021 and December 31, 2020, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4).  The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the nine months ended September 30, 2021, approximately $48,000 was released by the court for the reimbursement of legal fees and other costs which was removed from restricted cash. As of September 30, 2021 and December 31, 2020, restricted cash in connection with the patent and utility model infringement proceedings were $134,000 and $191,000, respectively.

As of September 30, 2021, the Company had $102,000 in long-term restricted cash for a lease security deposit.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Inventories

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of finished goods for the DefenCath/Neutrolin product.

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, manufacturing equipment, office and computer equipment and equipment in progress, all of which are recorded at cost.  Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.  Equipment in progress includes equipment which is not ready for its intended use. Net property and equipment, as of September 30, 2021 and December 31, 2020 were $1,367,000 and $111,000, respectively.

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

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Professional and consulting fees	$565,296	$146,129
Accrued payroll and payroll taxes	2,090,032	2,490,441
Manufacturing development related	1,263,223	143,780
Other	67,112	144,001
Total	$3,985,663	$2,924,351

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

	Nine Months Ended September 30,
	2021	2020
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	4,000	104,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,560,137
Restricted stock units	-	-
Shares issuable for payment of deferred board compensation	48,909	45,326
Shares underlying outstanding warrants	56,455	183,148
Shares underlying outstanding stock options	3,754,944	2,427,687
Total potentially dilutive shares	9,260,330	8,712,251

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 3 — Stockholders’ Equity:

Common Stock

In November 2020, the Company filed a new registration statement, under which the Company could issue and sell up to an aggregate of $100.0 million of shares of its common stock, $0.001 par value per share. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with B. Riley FBR Inc. and Needham & Company, LLC as sales agents. The Amended Sales Agreement relates to the sale of shares of up to $25.0 million of the Company’s common stock under its ATM program, of which the Company may issue and sell common stock from time to time through the sales agents, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. At December 31, 2020, the Company had approximately $17.8 million available under the Amended Sales Agreement and $75.0 million available under its current shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the Amended Sales Agreement. On February 5, 2021, the Company allocated to its ATM program an additional $25.0 million of the remaining $75.0 million available under its shelf registration statement. Giving effect to the additional $25.0 million, plus the $17.8 million available at December 31, 2020, the Company had a total of $42.8 million available under the ATM program at February 5, 2021. During the nine months ended September 30, 2021 and 2020, the Company sold an aggregate of 3,737,862 and 477,721 shares of its common stock under the ATM program, respectively, and realized net proceeds of $41,456,000 and $3,046,000, respectively. On August 12, 2021, the Company entered into an At Market Issuance Sales Agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000 of its common stock through the sales agents under its ATM program, subject to limitations imposed by the Company and subject to the sales agent’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. As of September 30, 2021, the Company has $50.0 million available under its ATM program, relating to its shelf registration statement filed in November 2020 and it has $150.0 million available under its new shelf registration statement filed on August 12, 2021 for the issuance of equity, debt or equity-linked securities.

During the nine months ended September 30, 2021, the Company issued an aggregate of 656,069 shares of its common stock upon conversion of 50,000 Series C-3 preferred shares by an unrelated party and 10,001 Series G preferred shares by a related party.

During the nine months ended September 30, 2021 and 2020, the Company issued an aggregate of 31,407 and 91,500 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $165,000 and $412,000, respectively.

During the nine months ended September 30, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

During the nine months ended September 30, 2021, there were no restricted stock units issued by the Company and for the nine months ended September 30, 2020, the Company issued an aggregate of 2,490 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors.

During the nine months ended September 30, 2021, the Company issued an aggregate of 32,734 shares of its common stock upon exercise of stock options, resulting in net proceeds to the Company of $137,000. No stock options were exercised during the nine months ended September 30, 2020.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

	As of September 30, 2021			As of December 31, 2020
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	52,000	$10.00	$520,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213	100,000	$187.36	$18,736,452
Total	181,622		$21,291,665	241,623		$23,665,904

During the nine months ended September 30, 2021, 50,000 Series C-3 preferred shares were converted into 100,000 shares of the Company’s common stock by an unrelated party and 10,001 Series G preferred shares were converted into 556,069 shares of the Company’s common stock by a related party.

Stock Options

During the nine months ended September 30, 2021, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,389,700 shares of the Company’s common stock under the 2019 Stock Incentive Plan. The weighted average exercise price of these options is $8.48 per share.

During the three and nine months ended September 30, 2021, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,048,000 and $3,789,000, respectively, and $611,000 and $1,973,000 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was approximately $7,536,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.5 years.

As of September 30, 2021, there were 3,754,944 stock options outstanding with a weighted average exercise price of $7.72 per share of which 1,892,188 stock options vested as of September 30, 2021 with a weighted average exercise price of $8.14 per share.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model, except for an aggregate of 410,000 stock option awards, of which vesting was upon achievement of certain milestones. The fair value of these options was determined using the Monte Carlo option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the nine months ended September 30, 2021:

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

Restricted Stock Units

During the nine months ended September 30, 2021, the Company did not grant any restricted stock units (“RSUs”), no compensation expense was recognized and there are no outstanding RSUs at September 30, 2021.

During the nine months ended September 30, 2020, the Company issued an aggregate of 2,490 shares of its common stock upon the vesting of RSUs issued to the Company’s board of directors. Compensation expense recorded by the Company was $400 and $11,000 for the three and nine months ended September 30, 2020, respectively.

Warrants

During the nine months ended September 30, 2021 and 2020, the Company issued an aggregate of 31,407 and 91,500 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $165,000 and $412,000, respectively.

During the nine months ended September 30, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

As of September 30, 2021, there were 56,455 outstanding warrants with a weighted average exercise price of $5.25 per share and a weighted average remaining contractual life of 0.86 years.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 4 — Commitments and Contingencies:

Contingency Matters

On or around July 22, 2021, a purported stockholder of the Company filed a putative class action complaint in the United States District Court for the District of New Jersey, naming as defendants the Company, Khoso Baluch, Matthew David and Phoebe Mounts.  The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form.  The complaint purports to assert claims on behalf of persons that purchased or otherwise acquired shares of the Company securities between July 8, 2020 and May 13, 2021. On or around September 13, 2021, another purported stockholder of the Company filed a substantially similar complaint in the United States District Court for the District of New Jersey, naming as defendants the Company, Khoso Baluch, Matthew David and Phoebe Mounts and purporting to assert claims on behalf of persons that purchased or otherwise acquired shares of the Company securities between October 16, 2020 and May 13, 2021. On October 13, 2021, the Court consolidated the actions into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW and appointed lead counsel and lead plaintiff. On October 15, 2021, the Court entered a stipulation and order outlining that the lead plaintiff shall file an amended complaint within 60 days; the defendants shall file a motion to dismiss within 45 days thereafter; the lead plaintiff shall file an opposition within 45 days thereafter; and the defendants shall file a reply within 30 days thereafter. The Company intends to vigorously contest such claims.

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, against Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, and Phoebe Mounts along with the Company as Nominal Defendant.  The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the defendants and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. The case is at an early stage.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleged violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. The Company sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. Hearings in this matter were held in the District Court of Cologne, Germany on November 19, 2015, on November 15, 2016 and on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. The Company therefore appealed in January 2019. An oral hearing was held on September 6, 2019. In view of new arguments brought forward in this hearing, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in the Company’s favor. In a supplementary expert opinion submitted after the Company had brought forward arguments against the first expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court, as well as both parties, asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss the complaint of the Company, if the Company did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, the Company withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by legal counsel of the Company. The cost proceedings are ongoing and the amount of costs the Company will have to reimburse is still to be determined by the Court.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of September 30, 2021, the aggregate deposit was approximately $134,000, which the Company recorded as restricted cash on the condensed consolidated balance sheets, after deducting approximately $48,000 released by the court to the Company during the nine months ended September 30, 2021.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of September 30, 2021 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of September 30, 2021 and 2020. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the three or nine months ended September 30, 2021 and 2020.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months and nine months ended September 30, 2021 was approximately $52,000 and $157,000, respectively, and $10,000 and $14,000 for the three and nine months ended September 30, 2020, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At September 30, 2021 and December 31, 2020, the Company has a total operating lease liability of $952,000 and $1,033,000, respectively. At September 30, 2021, approximately $118,000 and $834,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. At December 31, 2020, approximately $109,000 and $924,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. Operating ROU assets as of September 30, 2021 and December 31, 2020 are $929,000 and $1,015,000, respectively.

For the three and nine months ended September 30, 2021, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $49,000 and $146,000, respectively, and $2,000 and $6,000 for the three and nine months ended September 30, 2020, respectively.

The weighted average remaining lease term as of September 30, 2021 and 2020 were 6.0 and 7.0 years, respectively, and the weighted average discount rate for operating leases was 9% and 9% at September 30, 2021 and 2020, respectively.

As of September 30, 2021, maturities of lease liabilities were as follows:

2021(excluding the nine months ended September 30,2021)	$50,000
2022	200,000
2023	202,000
2024	205,000
2025	208,000
2026 and thereafter	380,000
Total future minimum lease payments	1,245,000
Less imputed interest	(293,000)
Total	$952,000

Note 6 — Concentrations:

At September 30, 2021, there were no net accounts receivable that exceeded 10% of the Company’s accounts receivable and at December 31, 2020, one customer exceeded 10% of the Company’s accounts receivable (95%). During the three months ended September 30, 2021, the Company had revenue from two customers that exceeded 10% of its total sales (74% and 14%) and for the nine months ended September 30, 2021, the Company had revenue from three customers that each exceeded 10% of its total sales (51%, 19% and 11%). During the three months ended September 30, 2020, the Company had revenue from three customers that exceeded 10% of its total sales (50%, 24%, and 16%) and for the nine months ended September 30, 2020, the Company had revenue from three customers that each exceeded 10% of its total sales (50%, 16% and 12%).

Note 7 — Subsequent Event:

On October 1, 2021, the Company and Khoso Baluch came to a mutual agreement pursuant to which Mr. Baluch retired from his position as the Company’s Chief Executive Officer, effective October 4, 2021. Mr. Baluch also resigned from the Company’s Board of Directors. In connection with his separation from service, the Company and Mr. Baluch entered into a separation agreement and release dated as of October 1, 2021.

On October 4, 2021, the Company and John L. Armstrong, Jr. came to a mutual agreement pursuant to which Mr. Armstrong retired from his position as the Company’s Executive Vice President, Technical Operations, effective October 4, 2021. In connection with his separation from service, the Company and Mr. Armstrong entered into a separation agreement and release dated as of October 4, 2021.

On October 26, 2021, the Company and Matthew David, M.D., the Company’s current Chief Financial Officer, entered into a letter agreement modifying certain terms of his employment agreement with the Company, dated May 11, 2020, and providing other compensation, including increased salary and target annual bonus and 125,000 stock options, as a result of Dr. David serving as interim Chief Executive Officer of the Company.

On November 1, 2021, the Company granted options to purchase 125,000 shares of common stock to Matthew David and options to purchase 100,000 shares of common stock to Phoebe Mounts. The exercise price of the options was $5.56 per share, the closing price on the Nasdaq on the date of grant; with 25% of the options granted to the respective recipients vesting on the grant date and, subject to continued employment, 25% of the options granted to the respective recipients scheduled to vest on the first, second and third anniversaries of the grant date.

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

In April 2021, we and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to us and the Post-Application Action Letter received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which now has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. We and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received and that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation. We and the CMO continue to work closely to ensure that the identified deficiencies are resolved prior to resubmission of the DefenCath NDA, but delays have been encountered at the CMO that are unrelated to DefenCath manufacturing activities and the timeline for CorMedix and the CMO to address deficiencies at the facility that are required for resubmission of the DefenCath NDA is uncertain at this time.

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

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings. We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of September 30, 2021, we had an accumulated deficit of approximately $237.9 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through September 30, 2021, we have funded our operations primarily through debt and equity financings.

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

Results of Operations

Three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020

The following is a tabular presentation of our consolidated operating results (in thousands):

	For the Three Months Ended September 30,		% Increase	For the Nine Months Ended September 30,		% Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Revenue	$38,088	$93,020	(59)%	$134,539	$183,517	(27)%
Cost of sales	(25,166)	(79,913)	(69)%	(100,931)	(147,614)	(32)%
Gross profit	12,922	13,107	(1)%	33,608	35,903	(6)%
Operating Expenses:
Research and development	(4,741,228)	(2,925,355)	62%	(9,897,763)	(11,082,764)	(11)%
Selling, general and administrative	(3,836,613)	(3,691,507)	4%	(11,793,509)	(10,089,252)	17%
Total operating expenses	(8,577,841)	(6,616,862)	30%	(21,691,272)	(21,172,016)	2%
Loss from operations	(8,564,919)	(6,603,755)	30%	(21,657,664)	(21,136,113)	2%
Interest income	3,022	10,843	(72)%	10,036	113,125	(91)%
Foreign exchange transaction loss	(2,088)	(35)	5,866%	(11,232)	(59,241)	(81)%
Interest expense, including amortization of debt discount	(5,381)	(7,800)	(31)%	(10,565)	(27,904)	(62)%
Total other income (expense)	(4,447)	3,008	(248)%	(11,761)	25,980	(145)%
Loss before income taxes	(8,569,366)	(6,600,747)	30%	(21,669,425)	(21,110,133)	(3)%
Tax benefit	-	-	-	1,250,186	5,169,395	(76)%
Net loss	(8,569,366)	(6,600,747)	30%	(20,419,239)	(15,940,738)	28%
Other comprehensive income (loss)	(3,679)	(5,931)	(38)%	(6,504)	2,402	(371)%
Comprehensive loss	$(8,573,045)	$(6,606,678)	30%	$(20,425,743)	$(15,938,336)	28%

Revenue. Revenue for the three months ended September 30, 2021 was $38,000 as compared to $93,000 in the same period last year, a decrease of $55,000. The decrease was attributable to lower sales in the Middle East and EU countries in 2021 as compared to the same period in 2020.

Revenue for the nine months ended September 30, 2021 was $135,000 as compared to $184,000 in the same period last year, a decrease of $49,000. The decrease was attributable to lower sales in Germany and other EU countries in 2021 as compared to the same period in 2020.

Cost of Sales. Cost of sales was $25,000 for the three months ended September 30, 2021 compared to $80,000 in the same period last year, a decrease of $55,000. The decrease was primarily attributable to the net decrease in cost of materials as a result of lower sales.

Cost of sales was $101,000 for the nine months ended September 30, 2021 compared to $148,000 in the same period last year, a decrease of $47,000. The decrease was primarily attributable to the net decrease in cost of materials as a result of lower sales in 2021 as compared to the same period in 2020.

Research and Development Expense. R&D expense was $4,741,000 for the three months ended September 30, 2021, an increase of $1,816,000, or 62%, from $2,925,000 for the same period in 2020. The increase was driven by net increase in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $1,408,000. Additionally, there were also an increase in personnel expenses of $171,000, as a result of additional hires during the fourth quarter of 2020 through the first half of 2021, and an increase in non-cash charges for stock-based compensation of $145,000.

R&D expense was $9,898,000 for the nine months ended September 30, 2021, a decrease of $1,185,000, or 11%, from $11,083,000 for the same period in 2020. The decrease was driven by net decrease in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $2,469,000. The decrease was partially offset, among others of lesser significance, by an increase in personnel expenses of $813,000, as a result of additional hires during the fourth quarter of 2020 through the first half of 2021, and an increase in non-cash charges for stock-based compensation of $555,000.

Selling, General and Administrative Expense. SG&A expense was $3,837,000 for the three months ended September 30, 2021, an increase of $145,000, or 4%, from $3,692,000 for the same period in 2020. The increase was primarily attributable to an increase in non-cash charges for stock-based compensation of $290,000, and an increase in personnel expenses of $240,000, as a result of additional hires during the fourth quarter of 2020 through the first half of 2021. These increases were partially offset, among others of lesser significance, by a decrease in costs related to marketing research studies in preparation for the potential marketing approval of DefenCath of $249,000 and a decrease in consulting fees of $185,000

SG&A expense was $11,794,000 for the nine months ended September 30, 2021, an increase of $1,705,000, or 17%, from $10,089,000 for the same period in 2020. The increase was primarily attributable to an increase in non-cash charges for stock-based compensation of $1,251,000, an increase in personnel expenses of $936,000, as a result of additional hires during the fourth quarter of 2020 through the first half of 2021. These increases were partially offset, among others of lesser significance, by a decrease in consulting fees of $533,000.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction loss of $2,000 was recorded for the three months ended September 30, 2021 compared to no foreign exchange transaction loss or gain recorded for the three months ended September 30, 2020. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Foreign exchange transaction losses were recorded for the nine months ended September 30, 2021 and 2020 of $11,000 and $59,000, respectively. These losses occurred due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Income. Interest income was $3,000 for the three months ended September 30, 2021 compared to $11,000 for the same period last year, a decrease of $8,000. The decrease was attributable to lower interest rates this year as compared to last year.

Interest income was $10,000 for the nine months ended September 30, 2021 compared to $113,000 for the same period last year, a decrease of $103,000. The decrease was attributable to lower interest rates this year as compared to last year.

Interest Expense. Interest expense was $5,000 for the three months ended September 30, 2021 as compared to $8,000 for the three months ended September 30, 2020, a decrease of $3,000.

Interest expense was $11,000 for the nine months ended September 30, 2021 compared to $28,000 for the same period last year.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in losses of $4,000 and $6,000 for the three months ended September 30, 2021 and 2020, respectively.

Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) totaling a loss of $7,000 and a gain of $2,000 for the nine months ended September 30, 2021 and 2020, respectively.

Tax Benefit. Tax benefits for the nine months ended September 30, 2021 and 2020 of $1,250,000 and $5,169,000, respectively, was an income tax benefit due to the sale of our unused NOL for the state fiscal years 2020 and 2019, respectively, through the NJEDA Program.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the nine months ended September 30, 2021, we received net proceeds of $41,456,000 from the issuance of 3,737,862 shares of common stock under our at-the-market-issuance sales agreement as compared to $3,046,000 of net proceeds for the same period in 2020 from the issuance of 477,721 shares of common stock. Additionally, we also received $165,000 and $412,000 from the exercise of warrants during the nine months ended September 30, 2021 and 2020, respectively. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

In June 2021, we received approximately $1,250,000, net of expenses, from the sale of our unused New Jersey NOL eligible for sale under the NJEDA Program. The NJEDA Program allowed us to sell approximately $1,250,000 of our total $1,337,000 in available NOL tax benefits for the state fiscal year 2020.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $15,286,000 as compared to $16,034,000 for the same period in 2020, a decrease in net cash used in operations of $748,000. The decrease was driven by an increase in accrued expenses of $1,065,000 as compared to a decrease of $2,286,000 for the same period in 2020, partially offset by an increase in net loss of $4,479,000 mainly attributable to lower cash received from the NOL sale of $1,250,000 as compared to $5,169,000 for the same period in 2020.

Net Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $2,006,000 as compared to $9,274,000 provided by investing activities in the same period in 2020. The net cash used during the nine months ended September 30, 2021 was mainly driven by the higher amount invested in short-term investments in addition to an increase in purchases of equipment offset by the lower amount of matured investments as compared to the same period in 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $41,758,000 as compared to $24,778,000 for the same period in 2020, an increase of $16,980,000. During the nine months ended September 30, 2021, we generated net proceeds of $41,456,000 from the sale of our common stock in our at-the-market, or ATM program, $165,000 from the exercise of warrants and $137,000 from the exercise of stock options. In the same period in 2020, we generated net proceeds of $21,320,000 from the underwritten public offering of our common stock, $3,046,000 from the sale of our common stock in our ATM program, and $412,000 from the exercise of warrants.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of September 30, 2021 was $72.0 million, excluding restricted cash of $0.2 million, compared with $46.3 million at December 31, 2020. As of September 30, 2021, we have $150.0 million available under our new shelf registration statement filed on August 12, 2021 for the issuance of equity, debt or equity-linked securities and $50.0 million under our ATM program relating to our shelf registration statement filed in November 2020.

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

We currently estimate that as of September 30, 2021, we have sufficient cash on hand to fund operations at least through 2022, after taking into consideration the costs for re-submission of the NDA and initial preparations for the commercial launch for DefenCath. Additional financing may be required to build out our commercial infrastructure following FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

For the nine-month period ended September 30, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2021.  Based on the foregoing evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Other than the appointment of our current Chief Financial Officer as an interim Chief Executive Officer in addition to his role as our Chief Financial Officer on October 4, 2021, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2021, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On or around July 22, 2021, a purported stockholder of ours filed a putative class action complaint in the United States District Court for the District of New Jersey, naming us as defendants, Khoso Baluch, Matthew David and Phoebe Mounts.  The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form.  The complaint purports to assert claims on behalf of persons that purchased or otherwise acquired shares of our securities between July 8, 2020 and May 13, 2021. On or around September 13, 2021, another purported stockholder of ours filed a substantially similar complaint in the United States District Court for the District of New Jersey, naming us as defendants, Khoso Baluch, Matthew David and Phoebe Mounts and purporting to assert claims on behalf of persons that purchased or otherwise acquired shares of our securities between October 16, 2020 and May 13, 2021. On October 13, 2021, the Court consolidated the actions into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW and appointed lead counsel and lead plaintiff. On October 15, 2021, the Court entered a stipulation and order outlining that the lead plaintiff shall file an amended complaint within 60 days; the defendants shall file a motion to dismiss within 45 days thereafter; the lead plaintiff shall file an opposition within 45 days thereafter; and the defendants shall file a reply within 30 days thereafter. We intend to vigorously contest such claims.

On or about October 13, 2021, a purported shareholder, derivatively and on our behalf, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, against Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, and Phoebe Mounts along with us as Nominal Defendant.  The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the defendants and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. The case is at an early stage.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. Hearings in this matter were held in the District Court of Cologne, Germany on November 19, 2015, on November 15, 2016 and on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. We appealed in January 2019. An oral hearing was held on September 6, 2019. In view of new arguments brought forward in this hearing, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor. In a supplementary expert opinion submitted after we had brought forward arguments against the first expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court as well as both parties asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss our complaint if we did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, we withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by our legal counsel. The cost proceedings are ongoing and the amount of costs we will have to reimburse is still to be determined by the Court.

Item 1A. Risk Factors.

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such “shelter in place” orders were previously lifted, at least partially, in many locations. However, an increase in the spread of COVID-19 and variants, including the Delta variant, which may affect the spread or severity of one or more successive waves of the virus, has led, and may continue to lead, to the re-imposition by many nations and U.S. of quarantine requirements for travelers from other regions and may lead to the re-imposition of “shelter-in-place” or other similar orders. Although several vaccines for prevention or mitigation of the severity of the virus have been granted Emergency Use Authorization by the FDA and foreign regulatory authorities, the timely distribution, public acceptance and effectiveness thereof in reducing the pandemic remain uncertain. If an onsite inspection of the third-party manufacturing facility of our contract manufacturer is required for the satisfactory resolution of issues required for approval of the DefenCath NDA, the Company may encounter additional delays in obtaining FDA approval because the FDA is currently facing a backlog due to the Covid-19 pandemic. Our clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. Furthermore, a widespread return of in-person workplace or commercial activities could lead to a resurgence of the virus.

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

Item 6. Exhibits. – Morgan to update

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
10.1	Separation Agreement and Release, dated as of October 4, 2021, by and between CorMedix Inc. and Khoso Baluch.*
10.2	Separation Agreement and Release, dated as of October 4, 2021, by and between CorMedix Inc. and John L. Armstrong.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: November 9, 2021	By:	/s/ Matthew David
		Name:	Matthew David
		Title:	Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)