Form 10-K
period 2021-12-31
CorMedix Inc.
filed 2022-03-29
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The number of outstanding shares of the registrant’s common stock was 38,727,979 as of March 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None

CORMEDIX INC.

Neutrolin® is our registered trademark. DefenCath™ and CorMedix Inc. are our filed trademarks. All other trade names, trademarks and service marks appearing in this report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

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

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA. The name Neutrolin is currently used in the European Union, or EU, and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution, or CLS, regulated as a medical device.

DefenCath/Neutrolin is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) intended for the reduction of catheter-related infections and thrombosis in patients requiring central venous catheters, or CVCs, in clinical settings such as hemodialysis and total parenteral nutrition. Infections and thrombosis represent key complications among hemodialysis patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV, antibiotic treatment, removal/replacement of the CVC, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

DefenCath – United States

In late 2013, we met with the FDA, to determine the pathway for obtaining U.S. marketing approval of DefenCath as a new drug. In January 2015, the FDA designated DefenCath as a Qualified Infectious Disease Product, or QIDP, for prevention of catheter-related blood stream infections, or CRBSIs, in patients with end stage renal disease receiving hemodialysis through a CVC. CRBSIs can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity, or NCE, upon approval of a New Drug Application, or NDA. In addition, in January 2015 the FDA granted Fast Track designation to DefenCath Catheter Lock Solution, a designation intended to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that the approved drug can reach the market expeditiously. The Fast Track designation of DefenCath provides the Company with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

We launched the Phase 3 clinical trial in patients with hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety and Effectiveness of DefenCath in Preventing Catheter-related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease, or LOCK-IT-100, was a prospective, multicenter, randomized, double-blind, active control trial which aimed to demonstrate the efficacy and safety of DefenCath in preventing CRBSIs, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial was time to CRBSI. The trial evaluated DefenCath relative to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor, or tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

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

The FDA granted our request for a rolling submission and review of the New Drug Application, or NDA, that is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of the NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and investigation sites with procedures to include trial quality that has demonstrated a clinically meaningful and statistically very persuasive effect on prevention of a disease with potentially serious outcome.

In March 2020, we began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted our request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As we announced in March 2021, the FDA informed us in its Complete Response Letter (“CRL”) that it cannot approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturing organization, or CMO. Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications.

In April 2021, we and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to us and the Post-Application Action Letter, or PAAL, received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which now has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. We and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received. The FDA also stated that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation.

CorMedix and the CMO worked closely to ensure that the identified deficiencies were resolved and on February 28, 2022, we announced that we resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, our third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. Satisfactory resolution of these issues is required for approval of the DefenCath NDA. If an onsite inspection is required, we may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the COVID-19 pandemic. The FDA issued a guidance document on its plan to use voluntary remote interactive evaluations at facilities, including for a pre-approval inspection to assess a marketing application. The FDA will request the manufacturing facility to participate in a voluntary remote interactive evaluation, if the FDA believes it is appropriate. A manufacturing facility cannot request the remote interaction. The FDA expects the use of remote interactive evaluations should help the FDA operate within normal timeframes in spite of the COVID-19 pandemic.

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

In March 2020, we were granted a deferral by the FDA under the Pediatric Research Equity Act, or PREA, that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. We have made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

Neutrolin – International

In the European Union, or EU, Neutrolin is regulated as a Class 3 medical device. In July 2013, we received CE Mark approval for Neutrolin. In December 2013, we commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union countries for such treatment.

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

DefenCath

Market Opportunity

Central venous catheters and peripherally inserted central catheters (“Central Catheters”) are an important and frequently used method for accessing the vasculature in hemodialysis (a form of dialysis where the patient’s blood is circulated through a dialysis filter), administering chemotherapy and basic fluids in cancer patients and for cancer chemotherapy, long term antibiotic therapy, and total parenteral nutrition (complete or partial dietary support via intravenous nutrients).

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

Initially, we expect to sell DefenCath in the U.S. primarily to key operators of dialysis centers. We anticipate that Medicare reimbursement could be available for DefenCath in hemodialysis and other catheter indications, such as oncology patients and total parenteral nutrition patients through relevant hospital inpatient diagnosis-related groups, or DRGs, or outpatient ambulatory payment classifications, or APCs, the End-Stage Renal Disease Prospective Payment System, or ESRD PPS, base payment, or under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies, or DMEPOS, Fee Schedule, depending on the setting of care. We also plan to seek separate reimbursement as a drug, where available under Medicare, through mechanisms such as pass-through status under the Hospital Outpatient Prospective Payment System, the transitional drug add-on payment adjustment, or TDAPA, under the ESRD PPS, or reimbursement as a drug used with a DMEPOS infusion pump. We have engaged the U.S. Centers for Medicare & Medicaid Services, or CMS, in preliminary discussions concerning the reimbursement for DefenCath under TDAPA, however, qualifications cannot be determined until after FDA approval and CMS evaluates the request for coverage in a quarterly review. If approved under TDAPA, reimbursement of DefenCath would be calculated based on its average selling price. To be eligible for TDAPA, a new renal drug or biologic must be:

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

Furthermore, we anticipate that the CMS, and private payers will increasingly demand that manufacturers demonstrate the cost effectiveness of their product as part of the reimbursement review and approval process. With this in mind, we are performing health economic evaluations to support this review in the context of the prospective use of DefenCath in dialysis, and other settings.  Our studies may not be sufficient to support coverage or reimbursement at levels that allow providers to use DefenCath.

Competitive Landscape

The drug and medical device industries are highly competitive and subject to rapid and significant technological change. DefenCath’s current and future competitors include large as well as specialty pharmaceutical and biotechnology companies and large and specialty medical device companies. Many of our competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the development and commercialization of drugs and medical devices. Further, the development of new treatment methods could render DefenCath non-competitive or obsolete.

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

In the EU, several catheter lock solutions have received a CE Mark, in addition to Neutrolin. For example, TauoLock contains a combination of citrate 4% with (cyclo)-taurolidine and heparin or urokinase, but it is not approved for use in the U.S. Some device companies have launched antibiotic or antimicrobial-coated catheters as short-term prevention of catheter infection. We believe these are not effective for hemodialysis catheters due to the long-term use and high blood flow associated with hemodialysis.

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

With regards to taurolidine, an active drug ingredient, or API, of DefenCath, we have a Drug Master File filed with the FDA. There is a master commercial supply agreement between the third-party manufacturer, and us in place from August 2018. We have two sources for the other key API, Heparin sodium.

We have utilized two drug product CMOs. One CMO manufactures for the EU and Middle East markets and the other is for U.S. production. In order to assure supply, we are in the process of identifying an additional CMO.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, priority review and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of certain drug products that are intended for the treatment of serious or life-threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

In March 2020, we were granted a deferral by the FDA under the PREA, that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. We have made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which if granted would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

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

During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of December 31, 2021 is 21,832 shares of common stock. There were no milestones achieved in 2021 or 2020.

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

We believe that the patents and patent applications we have licensed pursuant to the NDP License Agreement cover effective solutions to the various medical problems discussed previously when using taurolidine in clinical applications, and specifically in hemodialysis applications. Our patent portfolio consists of 5 issued U.S. patents and 11 pending U.S. patent applications; 17 issued foreign patents and 51 pending foreign patent applications. Additional patent applications will be filed to cover any additional related subject matter developed. The patents cover additional applications using taurolidine in, among others, sutures, hydrogels, meshes, transdermal and biofilm products.

Employees and Human Capital Resources

As of March 15, 2022, we employed 29 full-time employees and one part-time employee, who work out of our corporate offices in Berkeley Heights NJ or work remotely in various locations throughout the United States and Europe. We are committed to diversity, equity and inclusion, regardless of gender or race/ethnicity, or any protected status, and conduct training to reflect our commitment as an organization and build awareness.

We invest in our workforce by offering competitive salaries and benefits. We endeavor to foster a strong sense of ownership by offering stock options under our stock incentive program. We also offer comprehensive and locally relevant benefits for all eligible employees. We recognize and support the growth and development of our employees and we provide performance feedback and conduct employee goal and development discussions.

We have implemented COVID-19 policies designed to ensure the safety and well-being of all employees and the people associated with them. As a result of the COVID-19 pandemic, to reduce risk, our employees have been asked to work remotely, and all employees have been asked to avoid all non-essential travel, adhere to recommended health and safety practices.

None of our employees are subject to a collective bargaining agreement. We emphasize organizational communication and consider our relationship with our employees to be strong.

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

In April 2021, we received approximately $1.3 million, net of expenses, from the sale of most of our remaining unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed us to sell approximately $1.3 million of our total $1.3 million in available NOL tax benefits for the state fiscal year 2019.

The NJEDA has approved our application to participate in the NJEDA Program for the state fiscal year 2021. The approval will allow us to sell approximately $0.6 million of the total $0.6 million in available tax benefits to an unrelated, profitable New Jersey corporation in return for approximately $0.6 million in cash. Closing is subject to NJEDA’s typical closing conditions, which are in process of completion.

In November 2020, we filed a registration statement, under which we could issue and sell up to an aggregate of $100.0 million of shares of our common stock, $0.001 par value per share. On November 27, 2020, we entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with B. Riley and Needham & Company, LLC (“Needham”), together with B. Riley, acting as sales agents (“Sales Agent”). The Amended Sales Agreement relates to the sale of shares of up to $25.0 million of our common stock under our ATM program, of which we may issue and sell common stock from time to time through the Sales Agent, subject to limitations imposed by us and subject to Sales Agent’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. Sales Agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the year ended December 31, 2020, we sold 832,676 shares of common stock under the Amended Sales Agreement at the weighted average price of $8.69 per share and realized net proceeds of approximately $7.0 million. At December 31, 2020, we had approximately $17.8 million available under the Amended Sales Agreement and $75.0 million available under our current shelf registration for the issuance of equity, debt or equity-linked securities unrelated to the Amended Sales Agreement. On February 5, 2021, we allocated to our ATM program an additional $25.0 million of the remaining $75.0 million available under our shelf registration statement. Giving effect to the additional $25.0 million, plus the $17.8 million available at December 31, 2020, we had a total of $42.8 million available under our ATM program, which were sold during January and February 2021, for an aggregate of 3,737,862 shares of our common stock and approximately $41.5 million in net proceeds.

On August 12, 2021, we entered into an At Market Issuance Sales Agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which we may sell, from time to time, an aggregate of up to $50.0 million of our common stock through the sales agents under our ATM program, subject to limitations imposed by us and subject to the sales agent’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. As of December 31, 2021, we have $50.0 million available under our ATM program relating to our shelf registration statement filed in November 2020 and we have $150.0 million available under our shelf registration statement filed on August 12, 2021 for the issuance of equity, debt or equity-linked securities.

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

Risks Related to our Financial Position and Need for Additional Capital

1.	We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable.
2.	Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for DefenCath/Neutrolin.
3.	We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Risks Related to the Development and Commercialization of Our Product Candidates

1.	Defencath, our lead product candidate, has received Fast Track designation and Qualified Infectious Disease Product designation from FDA, but we cannot provide assurances that these designations will not be rescinded.
2.	If the FDA requires a second clinical trial for DefenCath or imposes additional manufacturing requirements to approve the New Drug Application, the development of DefenCath will take longer and cost more to complete, and we will need significant additional funds to undertake a second trial, if required.
3.	Our only product Neutrolin is only approved in Europe and is still in development in the United States.
4.	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues.
5.	Successful development and commercialization of our other products is uncertain.
6.	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
7.	The successful commercialization of Neutrolin will depend on obtaining coverage and reimbursement for use of Neutrolin from third-party payors.
8.	Physician and patients may not accept and use our products.
9.	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects.
10.	The ongoing COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.
11.	Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain.

12.	If we fail to comply with international regulatory requirements, we could be subject to regulatory delays, fines or other penalties.
13.	We do not have, and may never obtain, the regulatory approvals we need to market our product candidates outside of the European Union.
14.	Even if approved, our products will be subject to extensive post-approval regulation.

Risks Related to Our Business and Industry

1.	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
2.	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations.
3.	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.
4.	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.
5.	We may not successfully manage our growth.
6.	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur.
7.	We may be exposed to liability claims associated with the use of hazardous materials and chemicals.
8.	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Risks Related to Our Intellectual Property

1.	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business.
2.	If we and our licensors do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.
3.	Ongoing and future intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.
4.	The decisions by the European and German patent offices may affect patent rights in other jurisdictions.
5.	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation.

Risks Related to Dependence on Third Parties

1.	We currently have no internal marketing and sales organization and currently rely and intend to continue to rely on third parties to market, sell, and distribute Neutrolin outside of the U.S. We may seek a sales partner in the U.S. if DefenCath receives FDA approval or we may undertake marketing and sales of DefenCath in the U.S. on our own. If we are unable to enter into or maintain agreements with third parties to market and sell DefenCath or any other product after approval or are unable to find a sales partner or establish our own marketing and sales capabilities, we may not be able to generate significant or any product revenues.
2.	If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility, we may be unable to meet demand for our products and we may lose potential revenues.
3.	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products.
4.	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.
5.	We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all.
6.	We will depend on third party suppliers and contract manufacturers for the manufacturing of our product candidates and have no direct control over the cost of manufacturing our product candidates. Increases in the cost of manufacturing our product candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability.

Risks Related to Our Common Stock

1.	We will need additional financing to fund our activities in the future, which likely will dilute our stockholders.
2.	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.
3.	Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.
4.	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock.
5.	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.
6.	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange.
7.	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.
8.	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.
9.	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
10.	We do not intend to pay dividends on our common stock so any returns on our common stock will be limited to the value of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable.

Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early stages of operation. We incurred net losses of approximately $28.2 million and $22.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $245.7 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trial and commercialization activities increase as we develop and commercialize DefenCath and our other product candidates. As a result, we expect to experience negative cash flow as we fund our operating losses and capital expenditures. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Neutrolin was launched in December 2013 and is currently available for distribution in certain European Union countries. We have not generated any significant commercial revenue and do not expect to generate substantial revenues from DefenCath unless and until it is approved by the United States Food and Drug Administration (“FDA”) and launched in the United States (“U.S.”) market, and we might never generate significant revenues from the sale of DefenCath or any other products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: obtaining FDA approval of DefenCath for the prevention of catheter-related bloodstream infections (“CRBSIs”) in patients with kidney failure receiving hemodialysis through a central venous catheter; successfully launching and marketing DefenCath in the U.S., if approved by the FDA; successfully marketing Neutrolin in foreign countries in which it is approved for sale; obtaining necessary regulatory approvals for our other product candidates from the FDA and, if sought, international regulatory agencies; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2021, we had an accumulated deficit of $245.7 million, and incurred net losses of $28.2 million for the year then ended. Based on the current development plans for DefenCath and Neutrolin in both the U.S. and foreign markets (including the concluded hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at December 31, 2021, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath, will be sufficient to fund operations at least through the first half of 2023. We will need additional funding for the commercialization of DefenCath upon FDA approval and funding for the label expansion studies for DefenCath.

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

We believe that our cash resources as of December 31, 2021, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath, will be sufficient to fund operations at least through the first half of 2023. Nevertheless, we may need to raise additional funds through financings or strategic relationships if our costs exceed our expectations, as well as funds for our continued operations. We can provide no assurances that any financing or strategic relationships will be available to us on acceptable terms, or at all. We expect to continue to use significant cash to fund our operations as we seek FDA approval of DefenCath in the U.S., commercialize Neutrolin in Europe and other markets, pursue development of our medical devices and other business development activities, and incur additional legal costs to defend our intellectual property.

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

Although two pivotal clinical trials to demonstrate safety and effectiveness of DefenCath are generally required by the FDA to secure marketing approval in the U.S., FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and investigation sites with procedures to include trial quality that has demonstrated a clinically meaningful and statistically very persuasive effect on prevention of a disease with potentially serious outcome. We discussed submission of the NDA with the FDA based on the data from LOCK-IT-100 and were granted our request for rolling submission and review of the NDA for DefenCath as a catheter lock solution for the prevention of CRBSIs in patients with end stage renal disease receiving hemodialysis through a central venous catheter. In August 2020, the FDA accepted the DefenCath NDA for filing and granted our request for priority review, with a PDUFA date of February 28, 2021. As we announced in March 2021, the FDA informed us in a Complete Response Letter that it will not approve the NDA in its present form, because of concerns at the third-party manufacturing facility and a requirement to conduct a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials. The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy and safety of DefenCath from LOCK-IT-100. In draft labeling discussed with FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter. This is consistent with our request for approval of the NDA pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”) pathway, which was passed as part of the 21st Century Cures Act. LPAD is intended to expedite the development and approval of certain antibacterial and antifungal drugs which meet three criteria:  intended to treat serious or life-threatening infections; in limited populations of patients; and with unmet needs.  The LPAD pathway provides for a streamlined clinical development program for a limited population that may involve smaller, shorter or fewer clinical trials. Labeling of an LPAD approved product will specify the use in the limited population. We have resubmitted the NDA after addressing the manufacturing issues, but until the NDA is approved, if FDA raises issues related to the clinical trial results, we may incur additional costs and delays in the trial, and may not be able to complete the clinical trial in a cost-effective or timely manner, which would have an adverse effect on our development program for DefenCath as a treatment for catheter-related bloodstream infections.

Our only product Neutrolin is only approved in Europe and is still in development in the United States.

Neutrolin currently and for at least the near future is our only current product as well as product candidate. Neutrolin has received CE Mark approval in Europe, and we started sales in Germany in December 2013. We also are pursuing development of DefenCath in the U.S. Our product commercialization and development efforts may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be proven safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. Even if approved, our product may not be accepted in the marketplace. DefenCath will require approval by the FDA of an NDA and/or investment by us or our collaborators as we continue its commercialization, as will any other product candidates.

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

Additionally, other factors may serve to delay, limit or prevent the final approval by regulatory authorities of our product candidates for commercial use, including, but not limited to:

●	we or our licensees will need to conduct significant clinical testing and development work to demonstrate the quality, safety, and efficacy of these product candidates before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;

●	development and testing of product formulation, including identification of suitable excipients, or chemical additives intended to facilitate delivery of our product candidates;

●	it may take us many years to complete the testing of our product candidates, and failure can occur at any stage of this process;

●	negative or inconclusive results or adverse medical events during a clinical trial could cause us to delay or terminate our development efforts; and

●	inspection delay given the FDA’s current backlog of foreign inspections.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities. In addition, in March 2020, the FDA announced the postponement of most foreign inspections due to the global impact of COVID-19, which has continued for more than a year. If a prolonged government shutdown or other disruption to the normal functioning of government agencies occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects. At this time, there is a backlog at FDA in conducting pre-approval inspections of manufacturing facilities, because of ongoing travel restrictions imposed by COVID-19. Such backlog has prevented the FDA from inspecting the facilities of our CMO for the manufacturing of DefenCath, which is located outside the United States. If FDA deems a pre-approval inspection to be necessary for approval of the DefenCath NDA, there will be a delay until FDA inspectors can resume travel.

The ongoing COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

Global health concerns relating to the COVID-19 pandemic and related government actions to reduce the spread of the virus have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, governmental authorities implementing numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, “shelter-in-place” orders, and business limitations and shutdowns across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such “shelter in place” orders were previously lifted, at least partially, in many locations. However, an increase in the spread of COVID-19 and variants, including the Delta and Omicron variants, which may affect the spread or severity of one or more successive waves of the virus, has led, and may continue to lead, to the re-imposition by many nations and the U.S. of quarantine requirements for travelers from other regions and may lead to the re-imposition of “shelter-in-place” or other similar orders. Although several vaccines for prevention or mitigation of the severity of the virus have been granted Emergency Use Authorization by the FDA and foreign regulatory authorities, the timely distribution, public acceptance and effectiveness thereof in reducing the pandemic remain uncertain. If an onsite inspection of the third-party manufacturing facility of our contract manufacturer is required for the satisfactory resolution of issues required for approval of the DefenCath NDA, the Company may encounter additional delays in obtaining FDA approval because the FDA is currently facing a backlog due to the COVID-19 pandemic. Our clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. Furthermore, a widespread return of in-person workplace or commercial activities could lead to a resurgence of the virus.

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

In the United States, we have not received the regulatory approvals required for the commercial sale of any of our product candidates. The NDA for DefenCath could not be approved by FDA in its present form and resolution of deficiencies at our third-party manufacturing facility is required. Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications. We met with the FDA to discuss proposed resolutions to the deficiencies, but we may not be able to obtain regulatory approval for commercial distribution.

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

We are highly dependent on the principal members of our management and scientific staff, specifically, Dr. Matthew David, our interim Chief Executive Officer, Executive Vice President and Chief Financial Officer, Phoebe Mounts, our Executive Vice President and General Counsel, Elizabeth Masson-Hurlburt, our Executive Vice President and Head of Clinical Operations and Thomas Nusbickel, our Chief Commercial Officer. Our future success will depend in part on our ability to identify, hire, and retain current and additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the New York metropolitan area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. Hearings in this matter were held in the District Court of Cologne, Germany on November 19, 2015, on November 15, 2016 and on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. We appealed in January 2019. An oral hearing was held on September 6, 2019. In view of new arguments brought forward in this hearing, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor. In a supplementary expert opinion submitted after we had brought forward arguments against the first expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court as well as both parties asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss our complaint if we did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, we withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by our legal counsel. We will have to reimburse costs in the amount of approximately $41,000 plus interest to TauroPharm.

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

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2021, we had an accumulated deficit of $245.7 million, and incurred net losses of $28.2 million for the year then ended. Based on the current development plans for DefenCath/Neutrolin in both the U.S. and foreign markets (including the resubmission of an NDA for DefenCath in hemodialysis catheters) and our other operating requirements, management believes that the existing cash at December 31, 2021, will be sufficient to fund operations at least through the first half of 2023, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath. Further, we will need additional funding for DefenCath’s commercial launch. We anticipate that we will incur operating losses for the foreseeable future. Additionally, we will require substantial funds in the future to support our operations. Accordingly, we will need to obtain additional financing, including through issuances of equity securities.

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

During the period from the completion of our initial public offering (“IPO”), on March 30, 2010 through December 31, 2021, the high and low sales prices for our common stock were $52.00 and $0.75, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop or continue. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

As of December 31, 2021, we had outstanding the following securities that are convertible into or exercisable for shares of our common stock:

●	options to purchase an aggregate of 1,034,984 shares of our common stock issued to our officers, directors and non-employee consultants under our 2013 Stock Plan, with a weighted average exercise price of $9.47 per share;

●	options to purchase an aggregate of 2,323,147 shares of our common stock issued to our officers, directors and non-employee consultants under our 2019 Stock Plan, with a weighted average exercise price of $6.67 per share;

●	2,000 shares of Series C-3 Preferred Stock, which are convertible into 4,000 shares of common stock;

●	89,623 shares of Series E Preferred Stock, which are convertible into 391,953 shares of common stock;

●	89,999 shares of Series G Preferred Stock, which are convertible into 5,004,069 shares of common stock;

●	warrants to purchase an aggregate of 56,455 shares of common stock with a weighted average exercise price of $5.25 per share; and

●	48,909,shares of common stock issuable for payment of deferred board compensation.

Additionally, there are 1,547,725 shares of common stock available for grants under the 2019 Stock Plan (adopted on November 26, 2019).

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

Item 3. Legal Proceedings

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaint names as defendants the Company, Khoso Baluch, Matthew David, Phoebe Mounts, John L. Armstrong, Robert Cook, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, and Greg Duncan, as well as two underwriters of the Company’s secondary stock offering, B. Riley Securities, Inc. and Needham & Company, LLC. The purported bases for these claims are alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form. The lead plaintiff purports to assert the Exchange Act claims on behalf of persons that purchased or otherwise acquired shares of our securities between October 16, 2019, and September 6, 2021, and purports to assert the Securities Act claims on behalf of persons that purchased shares of our securities pursuant or traceable to a secondary offering of stock that commenced on November 27, 2020. We intend to vigorously contest such claims and filed a motion to dismiss the current complaint in full, with prejudice, on February 21, 2022. As of this filing, the current schedule set by the Court requires us and the other defendants to refile their motion to dismiss on March 28, 2022, requires the lead plaintiff to file an opposition to our motion to dismiss on or before April 27, 2022 and requires that we file a reply on or before May 27, 2022.

On or about October 13, 2021, a purported shareholder, derivatively and on our behalf, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW. The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, and Phoebe Mounts, along with us as Nominal Defendant.  The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the defendants and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. We intend to vigorously contest such claims. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit described in the foregoing paragraph is pending. The stay may be terminated before the motion to dismiss is resolved according to certain circumstances described in the stipulation available on the Court’s public docket.

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

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. Hearings in this matter were held in the District Court of Cologne, Germany on November 19, 2015, on November 15, 2016 and on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. We appealed in January 2019. An oral hearing was held on September 6, 2019. In view of new arguments brought forward in this hearing, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor. In a supplementary expert opinion submitted after we had brought forward arguments against the first expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court as well as both parties asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss our complaint if we did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, we withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by our legal counsel. We will have to reimburse costs in the amount of approximately $41,000 plus interest to TauroPharm.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock trades on the Nasdaq Global Market under the symbol “CRMD.”

Based upon information furnished by our transfer agent, at March 25, 2022, we had approximately 272 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	3,358,131	(2)	$7.53	(3)	1,547,725

(1)	Our 2013 Stock Incentive Plan was approved by our stockholders on July 30, 2013. Our 2019 Omnibus Stock Incentive Plan was approved by our stockholders on November 26, 2019.
(2)	Consist of underlying stock options.
(3)	Applicable to shares underlying outstanding stock options only.

Item 6. [RESERVED]

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

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin® is currently used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. DefenCath/Neutrolin is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and oncology patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

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

In March 2020, we began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted our request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As we announced in March 2021, the FDA informed in its Complete Response Letter, or CRL, to us that it cannot approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturing organization, or CMO. Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications.

In April 2021, we and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to us and the Post-Application Action Letter, or PAAL, received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which now has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. We and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with our request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. We believe that LPAD will provide additional flexibility for the FDA to approve DefenCath to prevent CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

On February 28, 2022, we announced that we resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, our third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. FDA will evaluate the submission to accept for filing and determine the review timeline. FDA has stated that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation. If an onsite inspection is required, we may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the COVID-19 pandemic. The FDA issued a guidance document on its plan to use voluntary remote interactive evaluations at facilities, including for a pre-approval inspection to assess a marketing application. The FDA will request the manufacturing facility to participate in a voluntary remote interactive evaluation, if the FDA believes it is appropriate. A manufacturing facility cannot request the remote interaction. The FDA expects the use of remote interactive evaluations should help the FDA operate within normal timeframes in spite of the COVID-19 pandemic.

We intend to pursue additional indications for DefenCath use as a CLS in populations with an unmet medical need that also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in oncology patients using a central venous catheter.

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

In the European Union, or EU, Neutrolin is regulated as a Class 3 medical device. In July 2013, we received CE Mark approval for Neutrolin. In December 2013, we commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union countries for such treatment.

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

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of December 31, 2021, we had an accumulated deficit of approximately $245.7 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through December 31, 2021, we have funded our operations primarily through debt and equity financings.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following is a tabular presentation of our consolidated operating results for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020	% of Change Increase (Decrease)
Revenue	$191	$239	(20)%
Cost of sales	(149)	(205)	(27)%
Gross profit	42	34	22%
Operating Expenses:
Research and development	(13,133)	(13,377)	(2)%
Selling, general and administrative	(16,346)	(13,878)	18%
Total operating expenses	(29,479)	(27,255)	8%
Loss from operations	(29,437)	(27,221)	8%
Interest income	14	116	(88)%
Foreign exchange transaction loss	(21)	(59)	(64)%
Interest expense, including amortization of debt discount	(16)	(33)	(52)%
Total other (expense) income	(23)	24	(196)%
Loss before income taxes	(29,460)	(27,197)	8%
Tax benefit	1,250	5,169	(76)%
Net loss	(28,210)	(22,028)	28%
Other comprehensive (loss) income	(15)	5	(413)%
Comprehensive loss	$(28,225)	$(22,023)	28%

Revenue. Revenue for the year ended December 31, 2021 was $191,000 as compared to $239,000 for the same period in 2020, a decrease of $48,000. The decrease was attributable to lower sales in the Middle East and European Union countries in 2021 as compared to the same period in 2020.

Cost of Sales. Cost of sales for the year ended December 31, 2021 was $149,000 as compared to $205,000 for the same period in 2020, a decrease of $56,000. The decrease was primarily attributable to the net decrease in cost of materials as a result of lower sales in 2021 as compared to the same period in 2020.

Research and Development Expense. R&D expense for the year ended December 31, 2021 was $13,133,000, a decrease of $244,000 from $13,377,000 for the same period in 2020. The decrease was driven by net decreases in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $1,489,000 and a reduction in clinical trial expenses of $444,000, attributable to the closing of our LOCK-IT clinical trial. These decreases were partially offset, among others of lesser significance, by increases in non-cash charges for stock-based compensation of $704,000, an increase in consulting fees of $554,000, driven by fees related to the resubmission of the DefenCath NDA to the FDA, and an increase in personnel expenses of $487,000, as a result of additional hires during the fourth quarter of 2020 through the first half of 2021.

Selling, General and Administrative Expense. SG&A expense for the year ended December 31, 2021 was $16,346,000, an increase of $2,468,000 from $13,878,000 for the same period in 2020. The increase was primarily attributable to an increase in non-cash charges for stock-based compensation of $1,839,000, and an increase in personnel expenses of $1,237,000, as a result of additional hires during the fourth quarter of 2020 through the first half of 2021. These increases were partially offset, among others of lesser significance, by a decrease in consulting fees of $730,000, and reduced costs related to marketing research studies in preparation for the potential marketing approval of DefenCath of $202,000.

Interest Income. Interest income for the year ended December 31, 2021 was $14,000, a decrease of $102,000 from $116,000 for the same period in 2020. The decrease was attributable to lower interest rates this year as compared to the same period last year.

Foreign Exchange Transaction Loss. Foreign exchange transaction losses for the year ended December 31, 2021 and 2020 were due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Expense. Interest expense for the year ended December 31, 2021 was $16,000 as compared to $33,000 for the same period in 2020. The decrease of $17,000 was due primarily to lower interest rates on expenses that were financed this year as compared to the same period last year.

Tax Benefit. Tax benefit for the years ended December 31, 2021 of $1,250,000 and December 31, 2020 of $5,169,000, represents income tax benefits due to the sale of our unused NOL for state fiscal year 2021 and 2020, respectively, through the NJEDA Technology Business Tax Certificate Transfer program.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) which resulted in a loss of $15,000 and a gain of $5,000 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the year ended December 31, 2021, we received net proceeds of $41,456,000 from the issuance of 3,737,862 shares of common stock under our at-the-market-issuance sales agreement as compared to $18,433,000 of net proceeds for the same period in 2020 from the issuance of 2,687,646 shares of common stock. Additionally, we also received $165,000 and $412,000 from the exercise of warrants during the years ended December 31, 2021 and 2020, respectively. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

In June 2021, we received approximately $1,250,000, net of expenses, from the sale of our unused New Jersey NOL eligible for sale under the NJEDA Program. The NJEDA Program allowed us to sell approximately $1,250,000 of our total $1,337,000 in available NOL tax benefits for the state fiscal year 2020.

The NJEDA has approved our application to participate in the NJEDA Program for the state fiscal year 2021. The approval will allow us to sell approximately $0.6 million of the total $0.6 million in available tax benefits to an unrelated, profitable New Jersey corporation in return for approximately $0.6 million in cash. Closing is subject to NJEDA’s typical closing conditions, which are in process of completion.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $21,155,000 as compared to $21,968,000 in 2020, a decrease in net cash use of $813,000. The decrease was driven by an increase in accounts payable of $1,082,000 as compared to $103,000 for the same period in 2020, partially offset by an increase in net loss of $6,182,000 mainly attributable to lower cash received from the NOL sale of $1,250,000 as compared to $5,169,000 for the same period in 2020. In addition, the decrease was also offset by a decrease in prepaid expenses and other current assets for the year ended December 31, 2021 of $667,000, primarily due to a deposit on the equipment, compared to a $992,000 increase for the same period in 2020.

Net Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $9,135,000 as compared to $7,426,000 of cash provided in the same period in 2020. The net cash used during the year ended December 31, 2021 was mainly driven by the higher amount invested in short-term investments in addition to an increase in purchases of equipment offset by the lower amount of matured investments as compared to the same period in 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $41,758,000 as compared to $40,100,000 for the same period in 2020. During the year ended December 31, 2021, we generated net proceeds of $41,456,000 from the sale of our common stock in our at-the-market, or ATM program, $165,000 from the exercise of warrants and $137,000 from the exercise of stock options. In the same period in 2020, we generated net proceeds of $21,255,000 from the underwritten public offering of our common stock, $18,433,000 from the sale of our common stock in our ATM program, and $412,000 from the exercise of warrants.

Funding Requirements and Liquidity

Our total cash and cash equivalents and short-term investments as of December 31, 2021 and 2020, excluding restricted cash of $234,000 and $191,000, respectively, was $65,466,000 and $46,350,000, respectively. During the year ended December 31, 2021, we realized net proceeds of $41,456,000 from the sale of 3,737,862 shares of common stock under our ATM program. At December 31, 2021, we have $150,000,000 available under our shelf registration statement filed on August 12, 2021 for the issuance of equity, debt or equity-linked securities and $50,000,000 under our ATM program, filed on August 12, 2021.

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

We currently estimate that as of December 31, 2021, we have sufficient cash on hand to fund operations at least through the first half of 2023, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath. Additional financing may be required to build out our commercial infrastructure following FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

Recently Adopted Authoritative Pronouncements:

In December 2019, the FASB issued ASU 2019-12 which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance was effective for us beginning in the first quarter of fiscal year 2021. Early adoption was permitted. This adoption on January 1, 2021 did not have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the appointment of our current Chief Financial Officer as interim Chief Executive Officer in addition to his role as our Chief Financial Officer on October 4, 2021, there were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2021, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management, including, our Principal Executive and Financial Officer, has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criterial established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as to the following: (i) Dr, David was not timely in filing a Form 4 for changes in beneficial ownership that occurred on November 1, 2021, the changes in beneficial ownership were reported on November 10, 2021; and (ii) Mr. Kaplan was not timely in filing a Form 4 for changes in beneficial ownership that occurred on November 16, 2021, the changes in beneficial ownership were reported on November 19, 2021.

Directors

The following table sets forth the name, age and position of each of our directors as of March 25, 2022:

Name	Age	Director Since	Position(s) with CorMedix
Paulo F. Costa	71	September 2020	Director
Janet Dillione	62	August 2015	Director
Gregory Duncan	56	November 2020	Director
Alan W. Dunton	67	March 2019	Director
Myron Kaplan	76	April 2016	Director and Chairman of the Board
Steven Lefkowitz	65	June 2017	Director
Joseph Todisco	46	March 2022	Director

Paulo F. Costa has been a director of CorMedix since September 2020. Mr. Costa previously served as President and Chief Executive Officer of Novartis U.S. Corporation, from October 2005 to August 2008. Prior to his work at Novartis U.S. Corporation, Mr. Costa was President and Chief Executive Officer of Novartis Pharmaceuticals, U.S. from July 1999 to September 2005. Prior to joining Novartis, Mr. Costa spent 30 years at Johnson & Johnson, including as President of Janssen Pharmaceutica, Inc. From August 2009 to August 2012, Mr. Costa served as Chairman of the Board of Amylin Pharmaceuticals Inc, a commercial stage biopharma company, until its sale to Bristol-Myers Squibb and AstraZeneca in a $7 billion transaction in 2012. Mr. Costa currently serves as Chairman of the Board of MacroGenics, Inc., a public late stage biopharma company focused on oncology. Mr. Costa received his undergraduate degree from São Paulo School of Business Administration and earned a master’s degree in business administration from Harvard Business School. Among other experience, qualifications, attributes and skills, Mr. Costa’s significant depth of experience in the pharmaceutical industry, including service as a director and executive of pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Janet Dillione has been a director of CorMedix since August 2015. Since November 2020, Ms. Dillione currently serves as the Chief Executive Officer of Connect America, a nationally recognized leader in comprehensive telehealth and remote patient monitoring solutions. Prior to joining Connect America, she served as Chief Executive Officer of Bernoulli Enterprise, Inc. since May 2014, a real-time connected healthcare information technology company. Previously, she was at Nuance Communications, Inc., a leading provider of voice and language solutions for businesses and consumers around the world, having joined Nuance in April 2010 as Executive Vice President and General Manager of the Healthcare Division and serving as an executive officer from March 2010 until May 2014. From June 2000 to March 2010, Ms. Dillione held several senior level management positions at Siemens Medical Solutions, a global leader in medical imaging, laboratory diagnostics, and healthcare information technology, including President and CEO of the global healthcare IT division. Ms. Dillione currently serves as a director of Vizient, Inc., a private health care performance improvement company. Ms. Dillione received her B.A. from Brown University in 1981 and completed the Executive Program at The Wharton School of Business of the University of Pennsylvania in 1998. She has over 25 years of experience leading global teams in the development and delivery of healthcare technology and services. Among other qualifications, attributes and skills, Ms. Dillione’s financial expertise and significant executive management experience with medical device and healthcare companies led to the conclusion of our Board that she should serve as a director of our Company in light of our business and structure.

Gregory Duncan has been a director of CorMedix since November 2020. Mr. Duncan currently serves as the Chairman and CEO of Virios Therapeutics, a clinical-stage biopharmaceutical company developing and commercializing innovative antiviral therapies to treat diseases associated with a viral triggered abnormal immune response, such as fibromyalgia (FM), and has served since April 2020. From 2014 and prior to joining his current company earlier this year, Mr. Duncan served as President and CEO of Celtaxsys, a privately held biotechnology company focused on cystic fibrosis and other rare, inflammatory diseases. Mr. Duncan has spent the majority of his career in senior leadership roles in commercial stage pharmaceutical companies. From 2007 to 2013, he served as a senior executive at UCB, including as President of its North America business, as well as an executive committee member. Prior to his roles with UCB, Mr. Duncan spent approximately 17 years at Pfizer where he gained significant experience across sales and marketing functions including serving as SVP of US Marketing and later as President of Pfizer’s Latin America business from 2005 to 2007. Mr. Duncan received his undergraduate degree from the State University of New York, Albany, and earned an MBA degree from Emory University. Among other experience, qualifications, attributes and skills, Mr. Duncan’s significant depth of experience in the pharmaceutical industry led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Alan W. Dunton, M.D. has been a director of CorMedix since March 2019. He is the founder and principal consultant of Danerius, LLC, a biotechnology and pharmaceutical consulting business which he started in 2006. From 1994, he served in senior positions in Research and Development in the Pharmaceutical Division of Johnson and Johnson including President and Managing Director of the Janssen, the major research, development and regulatory arm of the pharmaceuticals division at Johnson & Johnson. From January 2007 through March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. From November 2015 through March 2018, Dr. Dunton was the Head/Senior Vice President of Research, Development and Regulatory Affairs of Purdue Pharma L.P., a private pharmaceutical company. Dr. Dunton received his Bachelor of Science degree in biochemistry, magna cum laude, from State University of New York at Buffalo, and received his M.D. from New York University School of Medicine. In addition to CorMedix, Dr. Dunton currently serves on the boards of three public companies, as a Director at Palatin Technologies, Inc. and Oragenics, Inc. he chairs the Compensation Committees of both companies. He also serves as a member of the Audit Committees of these companies. Additionally, Dr. Dunton is a member of the board of Recce Pharma Ltd., an Australian public biotechnology company focused on developing novel anti-infectives for serious and life threatening diseases. Among other qualifications, Dr. Dunton’s significant depth of experience in the pharmaceutical industry, including service as a director of public pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

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

Joseph Todisco became a director of CorMedix in March 2022. Prior to joining CorMedix, he was a senior executive at Amneal Pharmaceuticals, where for the past 11 years he has held various roles, most recently as Executive Vice President, Chief Commercial Officer where he was responsible for Amneal Specialty, a growing branded products business. During his tenure at Amneal, Mr. Todisco held roles overseeing corporate development and international operations, leading commercial teams in several international markets including the UK, Australia and Germany, as well as leading Amneal’s merger integration with Impax Laboratories in 2018. He was previously Co-Founder and managing executive of Gemini Laboratories, a specialty pharmaceutical company focused on the sales and marketing for niche branded products in the US Market. Gemini Laboratories was established as an affiliate of Amneal Pharmaceuticals and was subsequently acquired by Amneal in 2018. Prior to joining Amneal, Mr. Todisco was Vice President, Business Development & Licensing at Ranbaxy, Inc. where he was responsible for developing and executing Ranbaxy’s North American commercial business strategy. Prior to Ranbaxy, he held various roles at Par Pharmaceutical, and in his earlier career held positions at Oppenheimer & Company and Marsh & McLennan Companies. Mr. Todisco obtained his MBA in finance from Fordham Graduate School of Business and his BA in Economics from Georgetown University. Among other qualifications, attributes and skills, Mr. Todisco’s business expertise and significant executive management experience in the pharmaceutical industry led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Board Independence

Our Board has undertaken a review of the independence of our directors and has determined that (i) all current directors are independent within the meaning of Section 5605(b) of the Nasdaq Marketplace Rules, (ii) all members of our Audit Committee meet the additional test for independence for audit committee members imposed by SEC regulation and Section 5605(c) of the Nasdaq Marketplace Rules, (iii) all of the members of our Compensation Committee are independent within the meaning of Section 5605(d) of the Nasdaq Marketplace Rules, and (iv) all of the members of our Nominating and Governance Committee are independent within the meaning of Section 5605(e) of the Nasdaq Marketplace Rules.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Our Audit Committee currently consists of Mr. Lefkowitz (Chair), Dr. Dunton and Mr. Duncan. Our Compensation Committee currently consists of Ms. Dillione (Chair), Dr. Dunton and Mr. Duncan. Our Nominating and Governance Committee currently consists of Mr. Costa (Chair), Mr. Kaplan and Ms. Dillione. The membership of these Committees may be changed after our next annual meeting.

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

Compensation Committee

The Compensation Committee reviews and approves our compensation policies and all forms of compensation to be provided to our executive officers, including, among other things, annual salaries, bonuses, and other incentive compensation arrangements. In addition, the Compensation Committee administers our equity compensation plans, including granting stock options to our executive officers. The Compensation Committee also reviews and approves employment agreements with executive officers and other compensation policies and matters.

Since 2016, we have periodically engaged Frederic W. Cook & Co., an independent compensation consultant, for input on the compensation of our Named Executive Officers and directors. The Compensation Committee assessed the independence of Frederic W. Cook & Co., considering the factors required by the Nasdaq Global Market Listing Rules and concluded that no conflict of interest exists that would prevent Frederic W. Cook & Co. from independently representing our Company. In the future, we, or the Compensation Committee, may engage or seek the advice of Frederic W. Cook & Co., or another compensation consultant.

At our 2021 annual meeting of stockholders, our stockholders indicated their preference that we solicit a non-binding advisory vote on the compensation of the named executive officers, commonly referred to as a “Say-On-Pay” vote, every year. This vote is not intended to address any specific item of compensation, but rather the overall compensation of our named executive officers and the philosophy, policies and practices described in this Annual Report on Form 10-K. The Compensation Committee evaluates our executive compensation program in light of our benchmarking of peer companies with the advice of Frederic W. Cook as well as our shareholders’ views’ including the “Say-On-Pay” votes when making future decisions regarding executive compensation. The next “Say-On-Pay” vote will occur at the 2022 annual meeting of stockholders.

Each member of the Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.

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

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of December 31, 2021:

Name	Age	Position(s) with CorMedix
Matthew David	44	Interim Chief Executive Officer, Chief Financial Officer
Phoebe Mounts	71	Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal
Elizabeth Masson-Hurlburt	42	Executive Vice President and Head of Clinical Operations
Thomas Nusbickel	64	Executive Vice President and Chief Commercial Officer

Matthew David became our Executive Vice President and Chief Financial Officer in May 2020 and is currently serving as interim Chief Executive Officer since the retirement of Mr. Baluch on October 4, 2021. Prior to joining us, he most recently served as Head of Strategy at Ovid Therapeutics Inc, a late-stage clinical biopharmaceutical company focused on developing treatments for rare neurological disorders, where he was responsible for financing strategy and investor relations, and joined in October 2018. Prior to Ovid, Dr. David was a Strategic Advisor to Frequency Therapeutics, advising on financing, investor relations and strategic initiatives from 2017 to early 2019. Prior to Frequency, Dr. David spent the majority of his career as an investment banker specialized in the life sciences sectors, including at Piper Jaffray, Thomas Weisel Partners, Ferghana Partners and most recently at Bank of America Merrill Lynch. As part of his experience as an investment banker, Dr. David has advised on a broad range of capital raising and strategic transactions. Earlier in his career, Dr. David was part of the equity research team at Lehman Brothers, focusing on Large Pharma. Dr. David began his career as a surgical resident at Beth Israel Hospital, after receiving an M.D. from NYU School of Medicine. Dr. David earned his Bachelor of Arts degree in Chemistry, magna cum laude, from Dartmouth College.

Phoebe Mounts became our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal in May 2019. Prior to her employment with us, Dr. Mounts was a partner at Morgan, Lewis & Bockius LLP, where she provided legal counsel to life sciences companies for over 20 years. As part of her work at Morgan Lewis, Dr. Mounts had been providing us legal services as outside counsel since 2013, with responsibility for developing our FDA regulatory strategies for DefenCath. Prior to graduating from Georgetown University Law Center, Dr. Mounts was on the faculty of the Johns Hopkins University School of Public Health for 16 years, specializing in molecular biology and infectious disease. She received her Ph.D. in molecular biology from the University of Edinburgh in Scotland.

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

Thomas Nusbickel became our Executive Vice President and Chief Commercial Officer in May 2021. Prior to his employment, Mr. Nusbickel held several leadership roles in the commercial strategy and renal disease space, most recently at Coherus Biosciences, as Vice President of Market Access and Government Affairs, Opko Inc., as Chief Commercial Officer, and served for more than two decades at Amgen. Mr. Nusbickel has an undergraduate degree from Eckerd College and an M.B.A. from Pepperdine University.

On October 1, 2021, the Company and Khoso Baluch came to a mutual agreement pursuant to which Mr. Baluch retired from his position as our Chief Executive Officer, effective October 4, 2021. Mr. Baluch also resigned from our Board of Directors. Dr. David is serving as interim Chief Executive Officer and Chief Financial Officer. The Board of Directors appointed Joseph Todisco as the Chief Executive Officer on March 16, 2022, commencing no later than May 16, 2022, and appointed Mr. Todisco to serve as a member of the Board on March 18, 2022. Dr. David will continue to serve as interim Chief Executive Officer and Chief Financial Officer until Mr. Todisco commences employment, after which Dr. David will continue to serve as our Chief Financial Officer.

On October 4, 2021, we and John L. Armstrong, Jr. came to a mutual agreement pursuant to which Mr. Armstrong retired from his position as our Executive Vice President, Technical Operations, effective October 4, 2021.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Director Compensation in Fiscal 2021

The following table shows the compensation earned by each non-employee director of our Company for the year ended December 31, 2021.

Name	Fees Earned ($)	Option Awards (1) (2) ($)	Total ($)
Paulo F. Costa	84,000	125,460	209,460
Janet Dillione	78,000	188,190	266,190
Gregory Duncan	72,000	125,460	197,460
Alan W. Dunton	72,000	188,190	260,190
Myron Kaplan	120,000	188,190	308,190
Steven Lefkowitz	93,000	188,190	281,190

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the directors upon option exercise. For information on the valuation assumptions used in calculating these amounts, see Note 7 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	As of December 31, 2021, the number of shares underlying options held by each non-employee director was as follows: 43,750 shares for Mr. Costa; 105,000 shares for Ms. Dillione; 42,500 for Mr. Duncan; 72,500 shares for Dr. Dunton; 86,000 shares for Mr. Kaplan; and 83,000 shares for Mr. Lefkowitz.

Director Compensation Plan

We maintain a Deferred Compensation Plan for Directors, pursuant to which our non-employee directors may defer all of their cash director fees and restricted stock units. Any cash fees due to a participating director will be converted into a number of shares of our common stock by dividing the dollar amount of fees payable by the closing price of our common stock on the date such fees would be payable, and the director’s unfunded account is credited with the shares. The shares that accumulate in a director’s account will be paid to the director on the tenth business day in January following the year in which the director’s service terminates for whatever reason, other than death, in which case the account will be paid within 30 days of the date of death to the designated beneficiary, as applicable. In the event of a change in control of our Company, the director would receive cash in an amount equal to the number of shares in the account multiplied by the fair market value of our common stock on the change in control date, and the payment would be accelerated to five business days after the effective date of the change in control.

In January 2021, the Board, following the recommendation of the Compensation Committee and based on advice of Frederic W. Cook & Co., determined that no adjustment was needed with regard to Board and committee cash compensation. Following a review of board compensation practices of the Company’s peer group, the Board made the following changes to equity compensation effective as of January 2021, (i) increased the annual grant of stock options to each non-employee director from 15,000 to 20,000 shares, (ii) increased the initial grant of stock options to new non-employee directors from 20,000 to 25,000 shares; and (iii) provided a one-time 10,000 share grant of stock options as of January 11, 2021 for non-employee directors who joined the Board prior to 2020.

The 2020 and 2021 compensation programs are set forth below in the table. All stock options are subject to continued service on the Board through the vesting date. The exercise price per share of each stock option granted to our non-employee directors is equal to the fair market value of our common stock as determined based upon the closing sales price for our stock on the date of grant.

On January 11, 2021, our Board amended outstanding stock options to purchase shares of our common stock held by the non-employee directors to extend the post-termination exercise period of such options such that each vested stock option held by a director as of the date of separation from service will remain exercisable for the 12-month period following the date of separation from service, but in no event later than the end of the term of the option.

	Effective January 1, 2020				Effective January 1, 2021
	Cash		Stock Options		Cash	Stock Options
Annual Fee	$55,000				$55,000
First Election to Board			20,000	(1)		25,000	(1)
Annual Grant, Prorated in First Year Following Election to the Board			15,000	(2)		20,000	(2)
Additional Annual Fee - Board Chair	$45,000				$45,000
Additional Annual Fee - Audit Chair	$23,000				$23,000
Additional Annual Fee - Compensation Chair	$18,000				$18,000
Additional Annual Fee - Nomination and Governance Chair	$14,000				$14,000
Additional Annual Fee - Audit Committee Non-Chair Members	$10,000				$10,000
Additional Annual Fee - Compensation Committee Non-Chair Members	$7,000				$7,000
Additional Annual Fee – Nomination and Governance Committee Non-Chair Members	$5,000				$5,000
Additional Annual Fee – Strategic Committee Members	$-				$15,000
Additional Annual Fee – Strategic Finance Committee Two Co-Chairs	$20,000	(3)			-

(1)	Vest one third each on the date of grant and the first and second anniversary date of grant.

(2)	Vest monthly over one year after the grant date.
(3)	The Additional Annual Fee for the Strategic Finance Committee Co-Chairs ended on June 30, 2020.

EXECUTIVE COMPENSATION

Components of Compensation

The key components of our executive compensation package are cash compensation (salary and annual bonuses), long-term equity incentive awards and change in control and other severance agreements. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our Named Executive Officers. During 2021, our Named Executive Officers were Khoso Baluch, Matthew David, John Armstrong, Phoebe Mounts, Elizabeth Masson-Hurlburt and Thomas Nusbickel. Mr. Baluch retired as our Chief Executive Officer effective October 4, 2021, and Mr. Armstrong retired as our Executive Vice President for Technical Operations effective October 4, 2021. Dr. David, who has served as our Executive Vice President and Chief Financial Officer since May 11, 2020, has from October 4, 2021, also served as our interim Chief Executive Officer in addition to his role as Chief Financial Officer.

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

For the years ended December 31, 2020 and 2021, with the advice of outside consultants, including Frederic W. Cook & Co., the Compensation Committee increased the salaries of certain of our Named Executive Officers to account for adjustments in the market. See under the caption “Employment Agreements.”

In May 2020, March 2019, March 2021 and May 2021, respectively, we entered into an employment agreement with each of Matthew David, our Executive Vice President and Chief Financial Officer, Phoebe Mounts, our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal, Elizabeth Masson-Hurlburt, our Executive Vice President and Head of Clinical Operations, and Thomas Nusbickel, our Chief Commercial Officer. These agreements provide for a salary for each Named Executive Officer and are described under the caption “Employment Agreements.”

Effective October 4, 2021, Matthew David, our Chief Financial Officer, began serving as interim Chief Executive Officer, until a new Chief Executive Officer is appointed. Dr. David’s new base salary as an interim Chief Executive Officer is described under the caption “Employment Agreements.” Dr. David’s new base salary was increased to account for the additional responsibilities associated with serving as interim Chief Executive Officer. Dr. David’s new base salary was increased from $330,000 to $425,000 to account for the additional responsibilities associated with serving as the interim Chief Executive Officer. Should Dr. David continue to serve as the interim Chief Executive for six months after October 4, 2021, the Board, or its Compensation Committee, will review such base salary to determine whether an increase is appropriate at that time. After Dr. David ceases to serve as interim Chief Executive Officer, and as he continues to serve as Chief Financial Officer, we will provide him with an annual base salary of $375,000, representing a $45,000 increase from his current salary level under the employment agreement.

The base salary information for our Named Executive Officers for 2020 and 2021 is set forth in the Summary Compensation Table below.

Annual Bonuses

As part of their compensation package, our Named Executive Officers generally have the opportunity to earn annual non-equity incentive bonuses. Annual non-equity bonuses are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. The Board approves, based on the Compensation Committee’s recommendation, an annual corporate target award for the Named Executive Officers based on a percentage of base salary and any applicable terms in any individual employment agreements. Annual bonus targets as a percentage of base salary increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance. For 2021, Messrs. Baluch and Armstrong, Dr. Mounts, Ms. Masson-Hurlburt and Mr. Nusbickel were each eligible for an annual target bonus of 80%, 35%, 30%, 30% and 30% of base salary, respectively, of his or her base salary then in effect. Dr. David was eligible for an annual target bonus of 30% of base salary prior to serving as interim Chief Executive Officer and the target was increased to 60% of base salary while serving in that role. Dr. David’s new annual target bonus as interim Chief Executive Officer is described under the caption “Employment Agreements.”

On December 20, 2021, the Board adopted the CorMedix Inc. Executive Bonus Plan (the “Bonus Plan”), which will be used to grant annual and other performance bonuses to executives, including our Named Executive Officers. The Bonus Plan provides for bonuses based on achievement of performance objectives, as determined by the Compensation Committee for each performance period.

Participants may receive bonuses based on a target bonus amount, which may be a percentage of the participant’s base salary or such other amount as the Compensation Committee determines, and achievement of the applicable performance objectives. Bonuses are subject to continued employment through the end of the applicable performance period and compliance with restrictive covenant agreements. The Compensation Committee will set the performance periods, target bonuses and performance objectives and will select the eligible executives for each performance period. The performance metrics may include (but shall not be limited to) any of the following: (i) net earnings or net income (before or after taxes); (ii) earnings per share; (iii) net sales growth; (iv) net operating profit; (v) return measures (including, but not limited to, return on assets, capital, equity, or sales); (vi) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (vii) cash flow per share; (viii) earnings before or after taxes, interest, depreciation, and/or amortization; (ix) gross or operating margins; (x) productivity ratios; (xi) share price (including, but not limited to, growth measures and total stockholder return); (xii) expense targets or ratios; (xiii) charge-off levels; (xiv) improvement in or attainment of revenue levels; (xv) margins; (xvi) operating efficiency; (xvii) operating expenses; (xviii) economic value added; (xix) improvement in or attainment of expense levels; (xx) improvement in or attainment of working capital levels; (xxi) debt reduction; (xxii) capital targets; (xxiii) regulatory, clinical, or manufacturing milestones; (xxiv) consummation of acquisitions, dispositions, projects or other events or transactions; (xxv) developing strategic plans, (xxvi) objectives related to product development, testing, product design, regulatory approval, product manufacturing and other business needs, and (xxvii) personal objectives for the participant. Bonuses are to be paid in a cash lump sum within 2 ½ months following the end of the applicable performance period (but no later than March 15 of the calendar year following the calendar year in which the performance period ends).

Effective as of the inception of the Bonus Plan, the Compensation Committee approved a special performance bonus opportunity under the Bonus Plan for Dr. Matthew David, interim Chief Executive Officer, Executive Vice President and Chief Financial Officer, Dr. Phoebe Mounts, Executive Vice President and General Counsel, and Ms. Liz Masson-Hurlburt, Executive Vice President and Head of Clinical Operations, to provide an incentive for the Company’s leadership team to accomplish specific performance objectives during a performance period beginning October 1, 2021 and ending March 31, 2022. The executives have an opportunity to earn a performance bonus of up to 30% of salary for Dr. Mounts and Ms. Masson-Hurlburt and up to 60% of salary for Dr. David based on attainment of key performance objectives, continued employment and compliance with restrictive covenants. With new leadership under Dr. David as interim Chief Executive Officer, the Compensation Committee determined that it was appropriate to provide specific targeted performance objectives tied to incentive payments to drive performance that is intended to support our long-term performance.

At the beginning of the performance year, the Board approves annual corporate goals and objectives, based on the recommendations of the Compensation Committee. The Board or Compensation Committee approves bonus awards, if any, for each Named Executive Officer based on the achievement of these pre-established corporate goals and such other factors as our Board or Compensation Committee deems appropriate, based on recommendations of the Compensation Committee. For any given performance year, proposed annual bonuses may range from 0% to 100% of target, or higher under certain circumstances. Corporate performance has a significant impact on the annual bonus amounts because the Compensation Committee and Board believe it is an appropriate measure of how the Named Executive Officer contributed to business results.

The Compensation Committee determined that it was appropriate to pay discretionary bonuses to Dr. David, Dr. Mounts, Ms. Masson-Hurlburt and Mr. Nusbickel based on individual performance and the challenges the Company had faced during 2021. Each of Dr. David, Dr. Mounts, Ms. Masson-Hurlburt and Mr. Nusbickel received discretionary bonuses of $75,900, $61,875, $37,800 and $75,000, respectively.

In 2021, we paid our Named Executive Officers annual bonuses equal to their target annual bonuses for 2020, and we paid Dr. Mounts and Ms. Masson-Hurlburt each a special bonus equal to two months of base salary on account of their work on the submission of the New Drug Application for DefenCath. The Board, based on the recommendation of the Compensation Committee, approved bonuses at these levels as a result of corporate and individual performance and the submission of the New Drug Application for DefenCath.

Long-Term Incentive Equity Awards

We believe that long-term performance is achieved through an ownership culture that encourages high performance by our Named Executive Officers through the use of stock-based awards. Our long-term incentive plans were established to provide our employees, including our Named Executive Officers, with incentives to help align employees’ interests with the interests of our stockholders. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our long-term compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Compensation Committee may in the future utilize other forms of equity grants as part of our long-term incentive program. We have selected the Black-Scholes method of valuation for share-based compensation. Due to the early stage of our business and our desire to preserve cash, we may provide a greater portion of total compensation to our Named Executive Officers through stock options and other equity grants than through cash-based compensation. The Compensation Committee generally oversees the administration of our equity plans.

Stock Options

Our 2019 Omnibus Stock Incentive Plan (the 2019 Plan), which was approved by the shareholders on November 26, 2019, authorizes us to grant options to purchase shares of our common stock and other equity awards to our employees, directors and consultants.

The Compensation Committee or the Board, based on Compensation Committee recommendations, makes stock option awards to Named Executive Officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each Named Executive Officer’s existing long-term incentives, and retention considerations. Periodic stock option grants are made, or recommended to the Board, at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of our Chief Executive Officer

Stock options granted to employees have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest based on continued employment and, for performance-based grants, upon the achievement of certain performance-based milestones, and generally expire 10 years after the date of grant. The fair value of the options granted to the Named Executive Officers in the Summary Compensation Table is determined in accordance with the Black-Scholes method of valuation for share-based compensation. Incentive stock options also include certain other terms necessary to ensure compliance with the Code.

In 2021, the Board, based on the recommendation of the Compensation Committee, granted a mix of time-based and performance-based stock options to our Named Executive Officers. The time-based stock options vest annually in four increments while the executive remains employed by the Company. The performance-based stock options generally vest based upon achievement of performance milestones and continued employment. In January 2021, the Board granted 70,000 time-based stock options to Dr. Mounts, Mr. Armstrong, and Ms. Masson-Hurlburt, respectively, 40,000 time-based stock options to Dr. David, and 160,000 time-based stock options to Mr. Baluch, and granted the same number of performance-based stock options to each, respectively.

In November 2021, the Board, based on the recommendation of the Compensation Committee, granted additional stock options to Drs. David and Mounts, in order to recognize their increased responsibilities, including assuming the additional obligations associated with the interim Chief Executive Director role in the case of Dr. David, and overseeing the Company’s technical operations group, in the case of Dr. Mounts. Dr. David was granted a stock option with respect to 125,000 shares of our common stock and Dr. Mounts was granted a stock option with respect to 100,000 shares of our common stock, both with an exercise price of $5.56 per share, which was the closing price of our common stock on the Nasdaq Global Market on the date of grant. The options will vest over four years in four equal annual installments beginning on the date of grant, subject to Drs. David and Mounts’ continued employment, consistent with the terms of our standard form of option agreement.

In February 2021, the Compensation Committee amended outstanding time-based stock options held by our Named Executive Officers to extend the post-termination exercise periods with respect to such stock options that are vested as of the date of termination of employment: (i) from 90 days to 12 months following the date of termination in the event of an involuntary termination without Cause, a termination for Good Reason, death or disability and (ii) by implementing a new three-year post-termination exercise period following the date of termination of employment in the event of a termination by reason of retirement (i.e., termination after reaching age 62 with five years of continuous service or age 55 with ten years of continuous service), but not beyond the date of expiration of the term of the option in either case. The amendment did not apply to outstanding incentive stock option so as to not affect their tax status.

We expect to continue to use stock options as a long-term incentive vehicle because:

●	Stock options align the interests of our Named Executive Officers with those of our stockholders, supporting a pay-for performance culture, foster employee stock ownership, and focus the management team on increasing value for our stockholders.

●	Stock options are performance-based. All of the value received by the recipient of a stock option is based on the growth of the stock price. In addition, stock options can be issued with vesting based on the achievement of performance goals.

●	Stock options help to provide balance to the overall executive compensation program as base salary and annual bonuses focus on short-term compensation, while the vesting of stock options increases stockholder value over the longer term.

●	The vesting period of stock options encourages executive retention and the preservation of stockholder value. In determining the number of stock options to be granted to our Named Executive Officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual Named Executive Officer’s total compensation.

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

Employment Agreements

Employment Agreements with Current Named Executive Officers

On September 26, 2019, we entered into an employment agreement with Mr. Baluch, our former Chief Executive Officer. In connection with Mr. Baluch’s separation from service on October 4, 2021, we and Mr. Baluch entered into a separation agreement and release dated as of October 1, 2021 (the “Baluch Separation Agreement”). Mr. Baluch’s retirement was treated as a termination without Cause (as defined below) under the employment agreement, based on the circumstances of his retirement. Under the Baluch Separation Agreement, Mr. Baluch received the severance payments and benefits described in his employment agreement as follows: (i) lump sum payment of 60 days compensation, payment of any accrued compensation and any unpaid bonus for the prior year, as well as rights to indemnification and directors’ and officers’ liability insurance and any rights or privilege otherwise required by law; (ii) payment of base salary for a period of 12 months following October 4, 2021; (iii) payment on a prorated basis, if any, for the 2021 year, based on the actual achievement of the specified bonus objectives; (iv) if Mr. Baluch elected to continue health insurance coverage under COBRA, monthly payment of a portion of his COBRA premium for a period of 12 months following October 4, 2021 or until he became eligible for group health insurance coverage under another employer’s plan, whichever occurs first; and (v) all equity awards and stock options that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date, provided that any performance-based equity awards and stock options whose vesting requirements have not been successfully met as of the date of termination will not accelerate. Mr. Baluch met the eligibility requirements for retirement as of the date of his separation, so certain of Mr. Baluch’s vested stock options will be exercisable for up to three years after the date of his separation under the terms of the applicable grant agreements. The Baluch Separation Agreement provides this retirement treatment for all of Mr. Baluch’s outstanding vested options. We reimbursed Mr. Baluch for reasonable legal fees up to $20,000 incurred in connection with the review of the Baluch Separation Agreement. Mr. Baluch is bound by confidentiality, non-solicitation and non-competition covenants under his employment agreement, and an extended covenant not to solicit employees under the Baluch Separation Agreement, among other terms.

On April 17, 2020, we entered into an employment agreement with Mr. Armstrong, our former Executive Vice President for Technical Operations. In connection with Mr. Armstrong’s separation from service on October 4, 2021, we and Mr. Armstrong entered into a separation agreement and release dated as of October 4, 2021 (the “Armstrong Separation Agreement”). Mr. Armstrong’s retirement was treated as a termination without Cause under the employment agreement, based on the circumstances of his requirement. Under the Armstrong Separation Agreement, Mr. Armstrong received the severance payments and benefits described in his employment agreement are as follows: (i) lump sum payment of 60 days compensation, payment of any accrued compensation and any unpaid bonus for the prior year, as well as rights to indemnification and directors’ and officers’ liability insurance and any rights or privilege otherwise required by law; (ii) payment of base salary for a period of nine months following October 4, 2021; (iii) payment on a prorated basis, if any, for the 2021 year, based on the actual achievement of the specified bonus objectives; (iv) if Mr. Armstrong elected to continue health insurance coverage under COBRA, then monthly payment of a portion of his COBRA premium for a period of nine months following October 4, 2021 or until he became eligible for group health insurance coverage under another employer’s plan, whichever occurs first; and (v) all equity awards and stock options that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date, provided that any performance-based equity awards and stock options whose vesting requirements have not been successfully met as of the date of termination will not accelerate. Mr. Armstrong met the eligibility requirements for retirement as of the date of his separation, so certain of Mr. Armstrong’s vested stock options will be exercisable for up to three years after the date of his separation under the terms of the applicable grant agreements. The Armstrong Separation Agreement provides this retirement treatment for all outstanding vested options. We reimbursed Mr. Armstrong for reasonable legal fees up to $10,000 incurred in connection with the review of the Armstrong Separation Agreement. Mr. Armstrong is bound by confidentiality, non-solicitation and non-competition covenants under his employment agreement, and an extended covenant not to solicit employees under the Armstrong Separation Agreement, among other terms.

On March 10, 2021, we entered into a new employment agreement with Ms. Masson-Hurlburt to serve as our Executive Vice President and Head of Clinical Operations. On March 19, 2019, we entered into an employment agreement with Dr. Mounts to serve as our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal, effective May 1, 2019. On April 29, 2021, we entered into an employment agreement with Mr. Nusbickel to serve as our Executive Vice President and Chief Commercial Officer, effective May 13, 2021. After the initial three-year term of each employment agreement, the term of the employment agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed.

On May 11, 2020, we entered into an employment agreement with Dr. David to serve as our Chief Financial Officer. After the initial three-year term of the employment agreement, the term of the employment agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed. On October 26, 2021, we entered into a letter agreement with Dr. David which modified certain terms of his employment agreement and provided other compensation as a result of Dr. David serving as our interim Chief Executive Officer effective as of October 4, 2021. Pursuant to the letter agreement, during the period in which Dr. David serves as interim Chief Executive Officer, his base salary was increased to $425,000 from $330,000, which is the amount set forth in his employment agreement. Should Dr. David continue to serve as the interim Chief Executive Officer for six months after October 4, 2021, the Board or Compensation Committee will review such base salary to determine whether an increase is appropriate at that time. After Dr. David ceases to serve as interim Chief Executive Officer, and as he continues to serve as Chief Financial Officer, we will provide him with an annual base salary of $375,000, representing a $45,000 increase from his current salary level under the employment agreement. The Board or Compensation Committee will review such base salary to determine whether an increase is appropriate in 2022 as part of the 2022 compensation review cycle and benchmarking review. Under the letter agreement, Dr. David’s target annual bonus with respect to the period during which he serves as interim Chief Executive Officer is increased to 60% from 30% of his base salary. After Dr. David ceases to serve as interim Chief Executive Officer, and as he continues to serve as Chief Financial Officer, his target annual bonus will increase to 40% of his base salary. Under the letter agreement, in the event Dr. David’s employment is terminated by us other than as a result of his death or disability or notice of nonrenewal of the employment agreement, and other than for Cause, or if he resigns for Good Reason, in either case during the period he serves as interim Chief Executive Officer, he will be eligible for severance equal to his base salary for a period of 12 months following his termination date, which is increased from nine months as is otherwise provided for in his employment agreement. Dr. David has agreed to waive any rights he may have under his employment agreement to a Good Reason termination as a result of his ceasing to serve as our interim Chief Executive Officer at a future date. In connection with Dr. David serving as interim Chief Executive Officer, the Board granted Dr. David a stock option with respect to 125,000 shares of our common stock with an exercise price of $5.56 per share, which was the closing price of our common stock on the Nasdaq Global Market on the date of grant. The option will vest over four years in four equal annual installments beginning on the date of grant, subject to Dr. David’s continued employment, consistent with the terms of our standard form of option agreement.

Pursuant to their respective employment agreements, Mr. Baluch received an annual salary of $425,000, Mr. Armstrong received an annual salary of $325,000, Ms. Masson-Hurlburt receives an annual salary of $315,000 (effective March 2021), Dr. Mounts receives an annual salary of $350,000 (amended to $375,000 in January 2021), Mr. Nusbickel receives and annual salary of $375,000 and Dr. David receives an annual salary of $330,000 (amended to $425,000 while he serves as interim Chief Executive Officer). Such salaries cannot be decreased unless all officers and/or members of our executive management team experience an equal or greater percentage reduction in base salary and/or total compensation, provided that any reduction in an executive’s salary may be no greater than 25%. Messrs. Baluch and Armstrong were eligible for an annual bonus, of up to 80% of his base salary for Mr. Baluch (the target amount is 80%, but the bonus could exceed that amount) and up to 35% of his base salary for Mr. Armstrong, as determined by our Board or the Compensation Committee. Each other executive will be eligible for an annual bonus of up to 30% for Ms. Masson-Hurlburt, up to 30% for Dr. Mounts, up to 30% for Mr. Nusbickel and up to 30% for Dr. David (and up to 60% while he serves as interim Chief Executive Officer), of his or her base salary then in effect, as determined by our Board or the Compensation Committee. In determining such bonus payment, our Board or the Compensation Committee will take into consideration the achievement of specified Company objectives, predetermined by our Board or the Compensation Committee and Chief Executive Officer, and such other factors as our Board or the Compensation Committee deems appropriate. Each executive generally must be employed through December 31 of a given year to be eligible to earn that year’s annual bonus.

The following provisions of the employment agreements with Dr. David, Dr. Mounts, Ms. Masson-Hurlburt and Messrs. Nusbickel, Baluch and Armstrong are identical except where noted.

If we terminate the executive’s employment for Cause, the executive will be entitled to receive only the accrued compensation due to him or her as of the date of such termination, rights to indemnification and directors’ and officers’ liability insurance, and as otherwise required by law, and certain equity awards will be forfeited.

If we terminate the executive’s employment other than for Cause, and other than for death, disability or notice of nonrenewal, or if the executive resigns for Good Reason (as defined below), the executive will receive the following benefits: (i) payment of any accrued compensation and any unpaid bonus relating to the completed prior year, as well as rights to indemnification and directors’ and officers’ liability insurance and any rights or privilege otherwise required by law; (ii) we will continue to pay the executive’s base salary for a period of twelve months in the case of Mr. Baluch, and in the case of Dr. David while he is serving as interim Chief Executive Officer, following termination of employment and nine months for the other executives, and for Dr. David while he is not serving as interim Chief Executive Officer, following termination of employment; (iii) payment on a prorated basis for any target bonus for the year of termination based on the actual achievement of the specified bonus objectives; (iv) if the executive timely elects continued health insurance coverage under COBRA, then we will pay the premium to continue such coverage for him or her and his or her eligible dependents in an amount equal to the portion paid for by us during the executive’s employment until the conclusion of the time when he or she is receiving continuation of base salary payments or until he or she becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of the executive and instead pay him or her a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of the COBRA premiums is or may be discriminatory under Section 105(h) of the Code; and (v) unvested equity awards that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date; provided that any performance based equity awards or stock options whose vesting requirements have not been successfully met as of the date of termination of employment or resignation with Good Reason will not accelerate. In addition, the event of a termination by the Company without Cause or the executive’s resignation of employment for Good Reason, in either case within 24 months following a Corporate Transaction (as defined in the employment agreement), all equity awards and stock options shall become fully vested and exercisable, and vested stock options will remain exercisable for a specified period of time following termination or resignation or, if earlier, the expiration date of the stock option. The separation benefits set forth above are conditioned upon the executive executing a release of claims against us, our parents, subsidiaries, and affiliates, and each such entities’ officers, directors, employees, agents, successors, and assigns in a form acceptable to us, within a time specified therein, which release is not revoked within any time period allowed for revocation under applicable law.

For purposes of the agreement, “Cause” is defined as: (i) the willful failure, disregard, or refusal by the executive to perform his or her material duties or obligations under the employment agreement (other than as a result of executive’s mental incapacity or illness; (ii) any willful, intentional, or grossly negligent act by the executive having the effect of materially injuring (whether financially or otherwise) our business or reputation or any of our affiliates; (iii) executive’s conviction of any felony involving moral turpitude (including entry of a guilty or nolo contendere plea); (iv) the executive’s qualification as a “bad actor,” as defined by 17 CFR 230.506(a); (v) the good faith determination by the Board, after a reasonable and good-faith investigation by us that the executive engaged in some form of harassment or discrimination prohibited by law (including, without limitation, harassment on the basis of age, sex or race) unless the executive’s actions were specifically directed by the Board; (vi) any material misappropriation or embezzlement by the executive of our or our affiliates’ property (whether or not a misdemeanor or felony); or (vii) material breach by the executive of the employment agreement that is materially injurious to us and that is not cured, to the extent subject to cure, by executive to our reasonable satisfaction.

For purposes of the agreement, “Good Reason” is defined as any of the following without the executive’s consent: (i) any material breach of the employment agreement by us; (ii) any material diminution by us of the executive’s duties, responsibilities, or authority; (iii) a material reduction in the executive’s annual base salary unless all officers and/or members of our executive management team experience an equal or greater percentage reduction in annual base salary and/or total compensation, provided that any reduction may be no greater than 25%; (iv) a material reduction in the executive’s target bonus level unless all officers and/or members of our executive management team experience an equal or greater percentage reduction related to target bonus levels, provided that any reduction may be no greater than 25%.

If the executive terminates his or her employment by written notice of termination or if the executive or we terminate his or her employment by providing a notice of nonrenewal at least 90 days before the employment agreement is set to expire, the executive will not be entitled to receive any payments or benefits other than any accrued compensation, any unpaid prior year’s bonus, rights to indemnification and directors’ and officers’ liability insurance and as otherwise required by law.

If the executive’s employment is terminated as a result of his or her death or disability, we will pay the executive or the executive’s estate, as applicable, any accrued compensation and any unpaid prior year’s bonus.

Our employment agreements with Dr. David, Dr. Mounts, Ms. Masson-Hurlburt and Messrs. Nusbickel, Baluch and Armstrong each contain a non-compete provision that provides that during the employment and for a specified period immediately following the executive’s separation from employment for any reason, the executive is prohibited from engaging in any business involving the development or commercialization of a preventive anti-infective product that would be a direct competitor of Defencath/Neutrolin or a product containing taurolidine or any other product being actively developed or produced by us within the United States and the European Union (or in the case of Dr. David, Ms. Masson-Hurlburt and Mr. Nusbickel, worldwide) on the date of termination of his or her employment.

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

Pension Benefits

We do not maintain any qualified or nonqualified defined benefit pension plans. As a result, none of our Named Executive Officers participate in or have benefits under qualified or nonqualified defined benefit pension plans sponsored by us. Our Compensation Committee may elect to adopt qualified or nonqualified pension benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Named Executive Officers in the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)		Option Awards (1) ($)		Non-equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)		Total ($)
Matthew David (2)	2021	351,923		951,895		165,150	43,584	(5)	1,512,552
Interim Chief Executive Officer and Chief Financial Officer	2020	209,423		768,386		99,000	20,866	(5)	1,097,675

Phoebe Mounts	2021	375,000		1,164,810		101,250	11,412	(5)	1,652,472
Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal	2020	350,000		408,070		163,333	9,745	(5)	931,148

Elizabeth Masson-Hurlburt	2021	310,800		742,910		70,875	44,818	(5)	1,169,403
Executive Vice President and Head of Clinical Operations	2020	291,792		332,420		136,500	35,561	(5)	796,273

Thomas Nusbickel (3)	2021	233,654	(3)	1,540,265		75,000	27,663	(5)	1,876,582
Executive Vice President and Chief Commercial Officer

Khoso Baluch (6)	2021	366,700		1,698,080	(6)	--	531,393	(7)	2,596,173
Former Chief Executive Officer	2020	425,000		428,583		340,000	40,088	(10)	1,233,671

John Armstrong (8)	2021	272,500		742,910	(8)	--	323,938	(9)	1,339,348
Former Executive Vice President for Technical Operations	2020	322,635		332,420		112,875	19,388	(11)	787,318

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the Named Executive Officers upon option exercise.

(2)	Dr. David became our Executive Vice President and Chief Financial Officer on May 11, 2020 and is also serves as the interim Chief Executive Officer effective October 4, 2021.
(3)	Mr. Nusbickel became our Executive Vice President and Chief Commercial Officer on May 13, 2021. His salary does not include the sign-in bonus in cash amounting to $50,000, to be paid on the first anniversary of his employment, subject to his continued employment with us.
(4)	The non-equity incentive plan compensation are bonuses reflected in 2021 were for the performance for the year 2021 which were accrued in 2021 but will be paid in 2022.
(5)	Consists of health benefits and 401(k) employer match.
(6)	On October 1, 2021, the Company and Khoso Baluch came to a mutual agreement pursuant to which Mr. Baluch retired from his position as the Company’s Chief Executive Officer, effective October 4, 2021. Option awards include 240,000 options that were forfeited when he retired, with a grant date fair value of $1,196,240.

(7)	Consists of health benefits, 401(k) employer match and severance pay of $495,833 of which $177,492 was paid in 2021 and the remaining balance of $318,341 will be paid in 2022.

(8)	On October 4, 2021, the Company and John Armstrong came to a mutual agreement pursuant to which Mr. Armstrong retired from his position as the Company’s Executive Vice President, Technical Operations, effective October 4, 2021. Option awards include 105,000 options that were forfeited when he retired, with a grant date fair value of $523,355.

(9)	Consists of health benefits and severance pay of $297,917 of which $134,514 was paid in 2021 and the remaining balance of $163,403 will be paid in 2022.

(10)	Consists of health benefits, 401(k) employer match, and reimbursed commuter expenses
(11)	Consists of health benefits.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table contains certain information concerning unexercised options for the Named Executive Officers as of December 31, 2021.

Name	Number of Shares Underlying Unexercised Options (#) – Exercisable	Number of Shares Underlying Unexercised Options (#) – Unexercisable (1)	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options # (2)	Option Exercise Price ($)	Option Expiration Date
Matthew David	42,917	62,250	19,833	5.63	05/11/2030
	42,917	62,250	19,833	4.08	05/11/2030
	10,000	30,000	40,000	8.32	01/10/2031
	31,250	93,750	--	5.56	10/31/2031

Phoebe Mounts	39,000	21,000	10,000	7.92	05/01/2029
	12,382	12,382	--	5.63	02/25/2030
	25,000	25,000	--	4.08	05/11/2030
	25,000	25,000	--	5.63	05/11/2030
	17,500	52,500	70,000	8.32	01/10/2031
	25,000	75,000	--	5.56	10/31/2031

Elizabeth Masson-Hurlburt	44,700	9,300	--	1.45	3/19/2028
	18,780	2,100	--	8.30	01/10/2029
	12,382	12,382	--	5.63	02/25/2030
	18,750	18,750	--	4.08	05/11/2030
	18,750	18,750	--	5.63	05/11/2030
	17,500	52,500	70,000	8.32	01/10/2031

Thomas Nusbickel	--	167,500	100,000	7.56	05/12/2031

Khoso Baluch	310,000	--	--	12.60	10/04/2024
	69,600	--	--	8.30	10/04/2024
	90,000	--	--	6.82	10/04/2024
	75,472	--	--	5.63	10/04/2024
	80,000	--	--	8.32	10/04/2024

John Armstrong	2,000	--	--	7.60	10/04/2024
	3,000	--	--	16.25	10/04/2024
	40,000	--	--	12.55	10/04/2024
	6,600	--	--	10.90	10/04/2024
	7,830	--	--	8.30	10/04/2024
	46,698	--	--	5.63	10/04/2024
	28,125	--	--	4.08	10/04/2024
	35,000	--	--	8.32	10/04/2024

(1)	Options vest based on continued employment over three or four years.
(2)	Options vest based on achievement of specific milestones and continued employment and become exercisable if and when a milestone is achieved.

Option Repricings

We did not engage in any repricings or other modifications to any of our Named Executive Officers’ outstanding options during the year ended December 31, 2021.

Potential Payments on a Qualifying Termination

If the severance payments called for in our employment agreements for Dr. David, Dr. Mounts, Ms. Masson-Hurlburt and Mr. Nusbickel had been triggered on December 31, 2021, we would have been obligated to make the following payments:

Name	Cash Severance Payment ($ per month) and (# of months paid)			Severance Benefits ($ per month) and (# of months paid) (1)		Number of Options (# that would vest) and ($ market value) (2)
Matthew David	$35,417	(3)	12 mos.	$2,915	12 mos.	62,250	$29,258
Phoebe Mounts	$31,250	(4)	9 mos.	$0	9 mos.	25,000	$11,750
Elizabeth Masson-Hurlburt	$26,250	(5)	9 mos.	$2,915	9 mos.	28,050	$37,643
Thomas Nusbickel	$31,250	(6)	9 mos.	$2,882	9 mos.	0	$0

(1)	Consists of COBRA payments.
(2)	The market value equals the difference between the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2021, which was $4.55, and the exercise prices of the applicable stock options.
(3)	Represents severance based on monthly base salary, payable for 12 months. Any bonus for the year of termination based on performance would also be paid.
(4)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.
(5)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.
(6)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.
(7)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.

The severance payments called for in the employment agreements with Messrs. Baluch and Armstrong were both triggered on October 4, 2021, and the Company was obligated to make the following payments pursuant to their respective separation agreements:

Name	Cash Severance Payment ($ per month) and (# of months paid)			Severance Benefits ($ per month) and (# of months paid) (1)		Number of Options (# that vested) and ($ market value) (2)
Khoso Baluch(3)	$35,417	(5)	12 mos.	$2,016	12 mos.	0	$0
John L. Armstrong, Jr.(4)	$27,083	(5)	9 mos.	$2,081	9 mos.	28,125	$13,219

(1)	Consists of COBRA payments.

(2)	The market value equals the difference between the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2021, which was $4.55, and the exercise prices of the applicable stock options.

(3)	We entered into a Separation Agreement with Mr. Baluch on October 4, 2021, and pursuant to that agreement, we paid Mr. Baluch an additional lump sum payment of $70,833 which represented base salary for 60 days as pay in lieu of notice.

(4)	We entered into a Separation Agreement with Mr. Armstrong on October 4, 2021, and pursuant to that agreement, we paid Mr. Armstrong an additional lump sum payment of $54,167 which represented base salary for 60 days as pay in lieu of notice.
(5)	Represents severance pay based on monthly base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number of shares of our common stock beneficially owned as of March 25, 2022 by:

●	each person known by us to own beneficially more than 5% of the outstanding shares of our common stock;

●	each director;

●	each of our Named Executive Officers; and

●	all of our current directors and executive officers as a group.

This table is based upon the information supplied by our Named Executive Officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown, and their address is c/o CorMedix Inc., 300 Connell Drive, Suite 4200, Berkeley Heights, New Jersey 07922. As March 25, 2022 we had 38,727,979 shares of common stock outstanding. Beneficial ownership in each case also includes shares issuable upon exercise of outstanding options that can be exercised within 60 days after March 25, 2022 for purposes of computing the percentage of common stock owned by the person named. Options owned by a person are not included for purposes of computing the percentage owned by any other person.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders
Elliott Associates, L.P. (2)	1,303,411	4.99%
BlackRock, Inc. (3)	2,500,721	6.6%
Nomura Global Financial Products, Inc. (4)	2,003,612	5.3%

Directors:
Paulo F. Costa (5)	42,083	*
Janet Dillione (6)	163,473	*
Gregory Duncan (7)	40,833	*
Alan W. Dunton (8)	83,750	*
Myron Kaplan (9)	261,034	*
Steven Lefkowitz (10)	180,650	*
Joseph Todisco	0	*

Named Executive Officers:
Matthew David (11)	206,734	*
Phoebe Mounts (12)	245,273	*
Elizabeth Masson-Hurlburt (13)	209,703	*
Thomas Nusbickel (14)	72,500	*
Khoso Baluch (15)	685,977	1.7
John Armstrong (16)	266,131	*

All Executive Officers and directors as a group (11 persons) (17)	1,506,033	3.8%

* Less than 1%

(1)	Based upon 38,727,979 shares of our common stock outstanding on March 25, 2022 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 25, 2022.

(2)	Based solely on information contained in Amendment No. 1 to the Statement on Schedule 13D filed with the SEC on February 11, 2021 by Elliott Associates, L.P. (“Elliott Associates”), Elliott International, L.P. (“Elliott International”) and Elliott International Capital Advisors Inc. (“Elliott International Capital Advisors”, and together with Elliott Associates and Elliott International, the “Elliott Reporting Entities”), the investment manager of Elliott International, and other information known to us. The Elliott Reporting Entities may be deemed to collectively beneficially own 7,136,979 shares of our common stock, including (i) 1,184,889 shares of common stock outstanding, (ii) 391,953 shares of common stock issuable upon conversion of the Series E preferred stock, and (iii) 5,560,137 shares of common stock issuable upon conversion of the Series G preferred stock. The number of shares of our common stock into which the Series E and Series G preferred stock are convertible into, as applicable, are limited pursuant to the terms of the convertible securities to that number of shares of our common stock which would result in the Elliott Reporting Entities having aggregate beneficial ownership of not more than 4.99% (calculated in accordance with Rule 13d-4 under the Exchange Act) of the total issued and outstanding shares of our common stock (the “Ownership Limitation”). The Elliott Reporting Entities disclaim beneficial ownership of any and all shares of our common stock issuable upon any conversion of the convertible securities if such conversion would cause the Elliott Reporting Entities aggregate beneficial ownership of our common stock to exceed or remain above the Ownership Limitation. Therefore, the Elliott Reporting Entities disclaim beneficial ownership of any shares of our common stock, issuable upon any conversion of the Series E preferred stock and the Series G preferred stock, which conversion would be prohibited by the Ownership Limitation. The Ownership Limitation does not prevent the Elliott Reporting Entities or their affiliates from voting the shares of Series E and Series G preferred stock held by Elliott Associates and Elliott International. Accordingly, the shares of Series E preferred stock and Series G preferred stock, as of the record date, will be entitled to an aggregate of 2,682,477 votes. The business address of Elliott Investment Management L.P., the investment manager of the Elliott Reporting Entities, is 40 West 57th Street, 30th Floor, New York, New York 10019.

(3)

Based solely on information contained in Amendment No. 1 to the Statement on Schedule 13G filed with the SEC on February 3, 2022 by BlackRock, Inc. (“BlackRock”). BlackRock has the sole voting power with respect to 2,450,933 shares of our common stock and the sole dispositive power with respect to 2,500,721 shares of our common stock. The business address of BlackRock is 55 East 52nd Street, New York, New York 10055.

(4)	Based solely on information contained on Schedule 13G filed with the SEC on February 14, 2022 by Nomura Global Financial Products, Inc. (“NGFP”). NGFP is a wholly owned subsidiary of Nomura Holdings, Inc., which accordingly may be deemed to beneficially own the shares beneficially owned by NGFP. NGFP has the shared voting power with respect to 2,003,612 shares of our common stock and the shared dispositive power with respect to 2,003,612 shares of our common stock. The business address of NGFP is Worldwide Plaza, 309 West 49th Street, New York, NY 10019. The business address of Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan.
(5)	Consists of 42,083 shares of our common stock issuable upon exercise of stock options.

(6)	Consists of (i) 53,473 shares of our common stock, and (ii) 110,000 shares of our common stock issuable upon exercise of stock options. Ms. Dillione also holds 48,909 shares of common stock deferred under Director’s Compensation Plan, which is excluded for purposes of calculating the number of shares of our common stock beneficially owned as of March 25, 2022.

(7)	Consists of 40,833 shares of our common stock issuable upon exercise of stock options.

(8)	Consists of (i) 6,250 shares of our common stock, and (ii) 77,500 shares of our common stock issuable upon exercise of stock options.

(9)	Consists of (i) 140,034 shares of our common stock held directly, (ii) 30,000 shares of our common stock held by Mr. Kaplan’s wife, 20,000 of which are held by her individually and 10,000 of which are held as a custodian for two of Mr. Kaplan’s grandchildren, and (iii) 91,000 shares of our common stock issuable upon exercise of stock options.

(10)	Consists of (i) 60,498 shares of our common stock held directly, (ii) 2,000 shares of our common stock held by Mr. Lefkowitz’s wife, (iv) 30,152 shares of our common stock held by Wade Capital Corporation Money Purchase Plan, an entity for which Mr. Lefkowitz has voting and investment control, and (v) 88,000 shares of our common stock issuable upon exercise of stock options.

(11)	Consists of (i) 3,150 shares of our common stock, and (ii) 203,584 shares of our common stock issuable upon exercise of stock options.
(12)	Consists of (i) 7,200 shares of our common stock, and (ii) 238,073 shares of our common stock issuable upon exercise of stock options.
(13)	Consists of 209,703 shares of our common stock issuable upon exercise of stock options.
(14)	Consists of 72,500 shares of our common stock issuable upon exercise of stock options.

(15)	Consists of (i) 60,905 shares of our common stock, and (ii) 625,072 shares of our common stock issuable upon exercise of stock options. On October 1, 2021, we came to a mutual agreement with Mr. Baluch pursuant to which, Mr. Baluch retired from his position as our Chief Executive Officer, effective October 4, 2021. Mr. Baluch also resigned from our Board of Directors.

(16)	Consists of (i) 96,878 shares of our common stock, and (ii) 169,253 shares of our common stock issuable upon exercise of stock options. On October 4, 2021, we came to a mutual agreement with Mr. Armstrong pursuant to which Mr. Armstrong retired from his position as our Executive Vice President, Technical Operations, effective October 4, 2021.
(17)	Consists of the following held by our directors and executive officers (A) 302,757 shares of our common stock, and (B) 1,173,276 shares of our common stock issuable upon exercise of stock options.

Stock Performance Graph

The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Russel 2000 Index and the NASDAQ Biotechnology Index. The graph covers the most recent five-year period ended December 31, 2021. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2016, and that all dividends are reinvested.

	Cumulative Total Return
	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021
CorMedix Inc.	$100.00	$32.81	$84.31	$95.16	$97.12	$59.48
Russell 2000	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
NASDAQ Biotechnology	$100.00	$121.63	$110.85	$138.69	$175.33	$175.37

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

In February 2021, Manchester Securities Corp., Elliott Associates LP and Elliott International LP (collectively, “Elliott”), an existing institutional investor who collectively beneficially own the largest portion of the Company’s common stock, converted an aggregate of 10,001 Series G preferred shares into an aggregate of 556,069 shares of our common stock.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed to us by Friedman LLP, our independent registered public accounting firm for the years ended December 31, 2021 and 2020, for services relating to: auditing our annual financial statements; reviewing our financial statements included in our quarterly reports on Form 10-Q; reviewing registration statements during 2021 and 2020; financing activities in 2021 and 2020; and services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	2021	2020
Audit Fees	$155,000	$153,000
Audit Related Fees	16,000	37,000
Tax Fees	-	-
All Other Fees	-	-
Total	$171,000	$190,000

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving in advance any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by our independent registered public accounting firm. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. All services performed by our independent registered public accounting firm during 2021 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon have been filed under Item 8 hereof.

2.	Financial Statement Schedules:

None.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc.	S-3	3/09/2018	1.1
1.2	Amended and Restated At Market Issuance Sales Agreement, dated November 27, 2020, by and among CorMedix Inc., B. Riley Securities, Inc. and Needham & Company LLC	8-K	11/27/2020	1.1
1.3	At Market Issuance Sales Agreement, dated August 12, 2021, by and among CorMedix Inc., Truist Securities, Inc. and JMP Securities LLC.	8-K	08/12/2021	1.1
3.1	Form of Amended and Restated Certificate of Incorporation.	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010.	S-1/A	3/19/2010	3.5

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.3	Second Amended and Restated Bylaws as amended October 8, 2020	8-K	10/14/2020	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012.	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017.	8-K	8/10/2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 25, 2019	8-K	3/25/2019	3.1
3.7	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014.	8-K	9/16/2014	3.16
3.8	Second Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 5, 2019.	8-K	9/11/2019	3.2
3.9	Certificate of Designation of Series G Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 5, 2019	8-K	9/11/2019	3.1
4.1	Specimen of Common Stock Certificate.	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.3	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017.	8-K	5/03/2017	4.2
4.4	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017.	8-K	5/03/2017	4.3
4.5	Description of Capital Stock of CorMedix Inc.	10-K	3/16/2020	4.5
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC.	S-1/A	12/312009	10.5
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent.	S-1	11/25/2009	10.6
10.3+	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	3/01/2010	10.17
10.4+	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.5+	Executive Employment Agreement, dated as of September 26, 2019, between CorMedix Inc. and Khoso Baluch	8-K	10/01/2019	10.1
10.6+	Separation Agreement and Release, dated October 4, 2021, between CorMedix Inc. and Khoso Baluch.	10-Q	11/09/2021	10.1
10.7**+	Executive Employment Agreement, dated and effective May 11, 2020, between CorMedix Inc. and Matthew David.	10-K		10.10
10.8+	Letter Agreement, dated and effective October 26, 2021, between CorMedix Inc. and Matthew David, M.D.	8-K	10/29/2021	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.9**+	Executive Employment Agreement, dated and effective April 17, 2020, between CorMedix Inc. and John Armstrong.	8-K	4/23/2020	10.14
10.10+	Separation Agreement, dated October 4, 2021, between CorMedix Inc. and John K. Armstrong, Jr.	10-Q	11/09/2021	10.2
10.11	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto.	8-K	11/13/2017	10.1
10.12	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.2
10.13	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	11/13/2017	10.3
10.14	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein.	8-K	12/11/2017	10.1
10.15**+	Executive Employment Agreement, dated and effective March 10, 2021, between CorMedix Inc. and Elizabeth Masson-Hurlburt	8-K	3/12/2021	10.1
10.16	Securities Purchase Agreement, dated December 31, 2018, between CorMedix Inc. and the investor named therein.	8-K	1/03/2019	10.1
10.17*	Employment Agreement, dated as of March 19, 2019, between CorMedix Inc. and Phoebe Mounts	10-Q	5/13/19	10.1
10.18	Securities Exchange Agreement, dated August 14, 2019, by and among CorMedix Inc. and the Existing Security holders listed on the Schedule of Holders thereto.	8-K	8/15/2019	10.1
10.19	Amended and Restated Registration Rights Agreement, dated as of September 6, 2019, by and among CorMedix Inc. and Manchester Securities Corp., and Elliot International, L.P. and Elliot Associates, L.P.	8-K	9/11/2019	10.1
10.20	2019 Omnibus Stock Incentive Plan	8-K	11/27/2019	10.1
10.21**+	Executive Employment Agreement, dated April 29, 2021, between CorMedix Inc. and Thomas Nusbickel.	10-Q	08/21/2021	10.1
10.22+	2021 Executive Bonus Plan	8-K	12/23/2021	10.1
10.23+	Executive Employment Agreement, dated March 16, 2022, between CorMedix Inc. and Joseph Todisco.	8-K	03/21/2022	10.2
21.1	List of Subsidiaries.	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2021 and 2020, (ii) Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020, (iv) Statements of Cash Flows for the years ended December 31, 2021 and 2020 and (v) Notes to the Financial Statements.**

					X
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

CORMEDIX INC.

March 29, 2022	By:	/s/ Matthew David
Matthew David
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

March 29, 2022	By:	/s/ Matthew David
Matthew David
Interim Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Matthew David	Interim Chief Executive Officer and Chief Financial Officer	March 29, 2022
Matthew David	(Principal Executive Officer)

/s/ Matthew David	Interim Chief Executive Officer and Chief Financial Officer	March 29, 2022
Matthew David	(Principal Financial and Accounting Officer)

/s/ Myron Kaplan	Director and Chairman of the Board	March 29, 2022
Myron Kaplan

/s/ Paulo Costa	Director	March 29, 2022
Paulo Costa

/s/ Janet Dillione	Director	March 29, 2022
Janet Dillione

/s/ Gregory Duncan	Director	March 29, 2022
Gregory Duncan

/s/ Alan Dunton	Director	March 29, 2022
Alan Dunton

/s/ Steven Lefkowitz	Director	March 29, 2022
Steven Lefkowitz

/s/ Joseph Todisco	Director	March 29, 2022
Joseph Todisco

CORMEDIX INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CorMedix Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CorMedix, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

Stock Based Compensation

During the year ended December 31, 2021, the Company recorded stock-based compensation expense of approximately $5.0 million. As discussed in Note 7 to the consolidated financial statements, the Company issues various types of equity awards, including stock options and restricted stock units.

Auditing the Company’s accounting for stock-based compensation required complex auditor judgment due to the number and variety of equity awards outstanding, the inclusion of market and performance vesting criteria in certain awards, and the subjectivity of assumptions used to value stock-based awards. In particular, judgment was required to evaluate the nature of the performance conditions, as well as to assess the satisfaction of the performance targets.

How We Addressed the Matter in Our Audit

To test stock based-compensation expense, we performed audit procedures that included, among others, obtaining an understanding of the Company’s controls over stock-based compensation, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of these awards. We also tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters and testing the clerical accuracy of the calculation of the expense recorded. We determined whether milestone targets were satisfied in accordance with the contractual conditions and recalculated grant date fair value. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Note 7 in relation to these matters.

/s/ Friedman LLP

We have served as the Company’s auditor since 2014.

Marlton, NJ
March 29, 2022

CorMedix Inc. And Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$53,317,405	$41,905,469
Restricted cash	131,567	191,314
Short-term investments	12,149,003	4,444,072
Trade receivables, net	45,368	3,357
Inventories	3,008	143,564
Prepaid research and development expenses	51,993	62,210
Security deposit	-	20,000
Other prepaid expenses and current assets	770,485	1,412,183
Total current assets	66,468,829	48,182,169
Property and equipment, net	1,474,937	111,499
Restricted cash, long term	102,305	-
Operating lease right-of-use assets	899,505	1,014,635
TOTAL ASSETS	$68,945,576	$49,308,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,209,552	$1,128,104
Accrued expenses	3,014,156	2,924,351
Operating lease liabilities, short-term	121,368	109,128
Total current liabilities	5,345,076	4,161,583
Operating lease liabilities, net of current portion	802,433	923,708
TOTAL LIABILITIES	6,147,509	5,085,291

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 and 241,623 shares issued and outstanding at December 31, 2021 and 2020, respectively	182	242
Common stock - $0.001 par value: 160,000,000 shares authorized at December 31, 2021 and 2020; 38,086,437 and 33,558,096 shares issued and outstanding at December 31, 2021 and 2020, respectively	38,086	33,558
Accumulated other comprehensive gain	87,130	102,006
Additional paid-in capital	308,331,750	261,536,061
Accumulated deficit	(245,659,081)	(217,448,855)
TOTAL STOCKHOLDERS’ EQUITY	62,798,067	44,223,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,945,576	$49,308,303

The accompanying notes are integral part of these consolidated financial statements.

CorMedix Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2021 and 2020

	December 31,
	2021	2020
Revenue:
Net sales	$190,936	$239,231
Cost of sales	(148,938)	(204,846)
Gross profit	41,998	34,385

Operating Expenses:
Research and development	(13,132,982)	(13,377,193)
Selling, general and administrative	(16,346,601)	(13,877,944)
Total operating expenses	(29,479,583)	(27,255,137)

Loss From Operations	(29,437,585)	(27,220,752)
Other Income (Expense):
Interest income	14,403	116,065
Foreign exchange transaction loss	(21,287)	(59,165)
Interest expense	(15,943)	(33,226)
Total other (expense) income	(22,827)	23,674
Net Loss Before Income Taxes	(29,460,412)	(27,197,078)
Tax benefit	1,250,186	5,169,395
Net Loss	(28,210,226)	(22,027,683)
Other Comprehensive Income (Loss):
Unrealized loss from investments	(4,655)	(1,271)
Foreign currency translation (loss) gain	(10,221)	6,020
Total other comprehensive (loss) income	(14,876)	4,749
Comprehensive Loss	$(28,225,102)	$(22,022,934)
Net Loss Per Common Share – Basic and Diluted	$(0.75)	$(0.77)
Weighted Average Common Shares Outstanding – Basic and Diluted	37,666,081	28,561,963

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years Ended December 31, 2014 and 2013

	Common Stock		Preferred Stock – Series C-2, C-3, Series D, Series E, Series F and Series G		Accumulated Other Comprehensive Gain	Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at December 31, 2019	25,665,350	$25,665	241,623	$242	$97,257	$218,944,268	$(195,421,172)	$23,646,260
Stock issued in connection with public offering, net	5,111,110	5,111	-	-	-	21,250,059	-	21,255,170
Stock issued in connection with ATM sale of common stock, net	2,687,646	2,688	-	-	-	18,430,257	-	18,432,945
Stock issue in connection with warrants exercised	91,500	92	-	-	-	411,659	-	411,751
Issuance of vested restricted stock	2,490	2	-	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	-	2,499,820	-	2,499,820
Other comprehensive income	-	-	-	-	4,749	-	-	4,749
Net loss	-	-	-	-	-	-	(22,027,683)	(22,027,683)
Balance at December 31, 2020	33,558,096	$33,558	241,623	$242	$102,006	$261,536,061	$(217,448,855)	$44,223,012
Stock issued in connection with ATM sale of common stock, net	3,737,862	3,738	-	-	-	41,451,892	-	41,455,630
Stock issued in connection with warrants exercised, cash	31,407	31	-	-	-	164,855	-	164,886
Stock issued in connection with warrants exercised, cashless	70,269	70	-	-	-	(70)	-	-
Stock issued in connection with options exercised	32,734	33	-	-	-	137,002	-	137,035
Conversion of Series G preferred shares to common stock	556,069	556	(10,001)	(10)	-	(546)	-	-
Conversion of Series C-3 preferred shares to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Stock-based compensation	-	-	-	-	-	5,042,606	-	5,042,606
Other comprehensive loss	-	-	-	-	(14,876)	-	-	(14,876)
Net loss	-	-	-	-	-	-	(28,210,226)	(28,210,226)
Balance at December 31, 2021	38,086,437	$38,086	181,622	$182	$87,130	$308,331,750	$(245,659,081)	$62,798,067

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,210,226)	$(22,027,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,042,606	2,499,820
Change in right-of-use assets	115,130	34,368
Inventory reserve	-	44,006
Depreciation	61,890	127,964
Changes in operating assets and liabilities:
Change in operating lease liabilities	(109,035)	(18,845)
Increase in trade receivables	(44,080)	(3,089)
Decrease in inventory	145,456	149,597
Decrease (Increase) in prepaid expenses and other current assets	666,628	(991,754)
Increase in accounts payable	1,082,129	103,333
Decrease in accrued expenses	94,279	(1,883,149)
Decrease in deferred revenue	-	(2,206)
Net cash used in operating activities	(21,155,223)	(21,967,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(15,289,586)	(8,549,758)
Maturity of short-term investments	7,580,000	16,088,572
Purchase of equipment	(1,425,329)	(112,638)
Net cash (used in) provided by investing activities	(9,134,915)	7,426,176
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	41,455,630	18,432,945
Proceeds from the public offering, net	-	21,255,170
Proceeds from exercise of warrants	164,886	411,751
Proceeds from exercise of stock options	137,035	-
Net cash provided by financing activities	41,757,551	40,099,866
Foreign exchange effects on cash	(12,919)	13,192
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,454,494	25,571,596
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	42,096,783	16,525,187
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$53,551,277	$42,096,783

Cash paid for interest	$15,943	$33,226

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Conversion of Series G preferred stock to common stock	$10	$-
Conversion of Series C-3 preferred stock to common stock	$50	$-
Unrealized loss from investments	$4,655	$1,271
Deposit on equipment reclassified from prepaid expenses and current assets to property and equipment, net	$501,821	$-
Right-of-use assets obtained in exchange for lease liability	$-	$1,014,635
Issuance of common stock for vested restricted stock units	$-	$2

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

The Company’s primary focus is to develop its lead product candidate, DefenCath™, for potential commercialization in the United States (“U.S.”) and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath/Neutrolin®, which is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration (“FDA”), while the name Neutrolin is currently used in the European Union (“EU”) and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution (“CLS”) regulated as a medical device.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

In March 2020, the Company began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted the Company’s request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As announced in March 2021, the FDA informed in its Complete Response Letter (“CRL”), to the Company that it cannot approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturing organization (“CMO”). Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications.

In April 2021, the Company and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to the Company and the Post-Application Action Letter (“PAAL”), received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which now has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. The Company and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with the Company’s request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”). LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. The Company believes that LPAD will provide additional flexibility for the FDA to approve DefenCath to prevent CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

On February 28, 2022, the Company announced that it resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, the Company’s third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. The FDA will evaluate the submission to accept for filing and determine the review timeline. The FDA has stated that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation. If an onsite inspection is required, the Company may encounter delays in obtaining FDA approval because the FDA is currently facing a backlog due to the COVID-19 pandemic. The FDA issued a guidance document on its plan to use voluntary remote interactive evaluations at facilities, including for a pre-approval inspection to assess a marketing application. The FDA will request the manufacturing facility to participate in a voluntary remote interactive evaluation, if the FDA believes it is appropriate. A manufacturing facility cannot request the remote interaction. The FDA expects the use of remote interactive evaluations should help the FDA operate within normal timeframes in spite of the COVID-19 pandemic.

The Company intends to pursue additional indications for DefenCath use as a CLS in populations with an unmet medical need that also represent potentially significant market opportunities. While the Company is continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in oncology patients using a central venous catheter.

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

In the European Union (“EU”), Neutrolin is regulated as a Class 3 medical device. In July 2013, the Company received CE Mark approval for Neutrolin. In December 2013, the Company commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union countries for such treatment.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Note 2 — Liquidity and Uncertainties:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2021, the Company had an accumulated deficit of $245.7 million, and incurred net losses of $28.2 million and $22.0 million for the years ended December 31, 2021 and 2020, respectively. Based on the Company’s current development plans for DefenCath/Neutrolin in both the U.S. and foreign markets and its other operating requirements, the Company’s existing cash and cash equivalents and short-term investments at December 31, 2021 are expected to fund its operations at least through the first half of 2023, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of December 31, 2021, the Company has $50.0 million available under its At-the-Market Issuance Sales Agreement (the “ATM program”) and has $150.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 7).

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

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2021 presentation. Non-cash lease expense, as presented on the Company’s consolidated statement of cash flows for the year ended December 31, 2020, is now presented as change in right-of-use assets and change in operating lease liabilities.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, CorMedix Europe GmbH and CorMedix Spain, S.L.U. its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$53,317,405	$41,905,469
Restricted cash, short-term and long-term	233,872	191,314
Total cash, cash equivalents and restricted cash	$53,551,277	$42,096,783

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at December 31, 2021 or 2020.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of December 31, 2021 and 2020, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at December 31, 2021 and 2020:

December 31, 2021:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds and Cash Equivalents	$10,462,877	$(23)	$-	$10,462,854
U.S. Government Agency Securities	2,806,597	(1,261)	-	2,805,336
Corporate Securities	7,548,493	(4,467)	1	7,544,027
Commercial Paper	1,799,548	-	92	1,799,640
Subtotal	12,154,638	(5,728)	93	12,149,003
Total December 31, 2021	$22,617,515	$(5,751)	$93	$22,611,857
December 31, 2020:
Money Market Funds and Cash Equivalents	$3,182,762	$(81)	$8	$3,182,689
Corporate Securities	3,565,501	(1,005)	3	3,564,499
Commercial Paper	879,501	-	72	879,573
Subtotal	4,445,002	(1,005)	75	4,444,072
Total December 31, 2020	$7,627,764	$(1,086)	$83	$7,626,761

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2021 and 2020:

December 31, 2021:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$10,462,854	$10,462,854	$-	$-
U.S. Government Agency Securities	2,805,336	2,805,336	-	-
Corporate Securities	7,544,027	-	7,544,027	-
Commercial Paper	1,799,640	-	1,799,640	-
Subtotal	12,149,003	2,805,336	9,343,667	-
Total December 31, 2021	$22,611,857	$13,268,190	$9,343,667	$-
December 31, 2020:
Money Market Funds and Cash
Equivalents	$3,182,689	3,182,689	-	-
Corporate Securities	3,564,499	-	3,564,499	-
Commercial Paper	879,573	-	879,573	-
Subtotal	4,444,072	-	4,444,072	-
Total December 31, 2020	$7,626,761	$3,182,689	$4,444,072	$-

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (USD), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Translation gains and losses are included in other comprehensive income (loss). The Company had a foreign currency translation loss of $10,221 in 2021 and a gain of $6,020 in 2020.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Geographic Information

The following table summarizes the geographic information:

	December 31,
	2021	2020
Reported revenues	$190,936	$239,231
Revenues attributable to European and Mideast operations, which are based in Germany	190,936	237,025
Total assets	68,945,576	49,308,303
Total assets located in the United States, with the remainder in the European Union	$68,558,413	$48,928,244

Restricted Cash

As of December 31, 2021, and 2020 the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 7).  The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the year ended December 31, 2021, approximately $48,000 was released by the court for the reimbursement of legal fees and other costs which was removed from restricted cash. As of December 31, 2021 and 2020, restricted cash in connection with the patent and utility model infringement proceedings were $132,000 and $191,000, respectively.

As of December 31, 2021, the Company had $102,000 in long-term restricted cash for a lease security deposit.

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

Inventories

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the DefenCath product. Inventories consist of the following:

	December 31,
	2021	2020
Finished goods	$3,008	$143,564

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, office equipment and computer equipment all of which are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.  Property and equipment, as of December 31, 2021 and 2020 were $1,474,937 and $111,499, respectively, net of accumulated depreciation of $365,169 and $303,279, respectively. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses.

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

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Professional and consulting fees	$311,408	$146,129
Accrued payroll and payroll taxes	2,508,398	2,490,441
Manufacturing development related	99,614	143,780
Other	94,736	144,001
Total	$3,014,156	$2,924,351

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

The Company's outstanding shares of Series E preferred stock entitle the holders to receive dividends on a basis equivalent to the dividends paid to holders of common stock. As a result, the Series E preferred stock meet the definition of participating securities requiring the application of the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted earnings per share to be more dilutive than the calculation using the treasury stock method. No loss has been allocated to these participating securities since they do not have contractual obligations that require participation in the Company’s losses.

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

	Number of Shares of Common Stock Issuable At
	December 31,
	2021	2020
Series C non-voting preferred stock	4,000	104,000
Series E voting preferred stock	391,953	391,953
Series G voting preferred stock	5,004,069	5,560,137
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding warrants	56,455	183,148
Shares underlying outstanding stock options	3,358,131	2,447,687
Total potentially dilutive shares	8,863,517	8,735,834

Stock-Based Compensation

Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance-based conditions. Stock-based compensation is recognized as expense over the requisite service period on a straight-line basis or when the achievement of the performance condition is probable. For options with market-based vesting, share-based compensation cost is measured at grant date using the Monte Carlo option pricing model and the expense is recognized over the derived service period.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

In December 2019, the FASB issued ASU 2019-12 which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance was effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption was permitted. This adoption on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Note 4 — Related Party Transactions:

In February 2021, Manchester Securities Corp., Elliott Associates LP and Elliott International LP (collectively, “Elliott”), an existing institutional investor who collectively beneficially own the largest portion of the Company’s common stock, converted an aggregate of 10,001 Series G preferred shares into an aggregate of 556,069 shares of the Company’s common stock.

Note 5 — Income Taxes:

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2021	2020
United States	$(29,031,585)	$(20,605,821)
Foreign	(428,827)	(591,257)
Total	$(29,460,412)	$(27,197,078)

There were no current or deferred income tax provision for the years ended December 31, 2021 and 2020 because the Company has incurred operating losses since inception.

The Company’s deferred tax assets consist of the following:

	December 31,
	2021	2020
Net operating loss carryforwards – Federal	$44,085,000	$38,986,000
Net operating loss carryforwards – State	3,717,000	2,958,000
Net operating loss carryforwards – Foreign	5,000	2,455,000
Capitalized licensing fees	449,000	600,000
Stock-based compensation	4,430,000	3,358,000
Accrued compensation	320,000	102,000
Other	(17,000)	21,000
Totals	52,989,000	48,480,000
Less valuation allowance	(52,989,000)	(48,480,000)
Deferred tax assets	$-	$-

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2021	2020
Federal	$209,930,000	$185,650,000
State	$52,280,000	$41,600,000
Foreign	$20,000	$8,185,000

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

During 2021, the Company’s German subsidiary was audited by the German taxing authorities for the years 2013-2015. It was determined that the amount of German income was not sufficient, so the taxing authorities made adjustments accordingly. Further, amended returns were filed for the subsequent years to provide the German subsidiary sufficient income. As a result of these changes, the German NOL was fully utilized and no longer has a carryforward attribute. Since such adjustments are statutory adjustments in Germany for tax purposes, there is no material effect on the Company’s financial statements. The foreign net operating loss carryforward relates to the Company’s Spanish subsidiary.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2021	2020
Statutory federal tax rate	21.0%	21.0%
State income tax rate (net of federal)	3.5%	4.3%
Effect of foreign operations	0.0%	0.7%
Change in foreign NOL	(8.3)%	0.5%
NJ NOL adjustment	4.2%	2.9%
Other permanent differences	(0.9)%	(0.6)%
Effect of valuation allowance	(15.3)%	(9.8)%
Effective tax rate	4.2%	19.0%

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2021 and 2020, the Company maintained a full valuation allowance against its net deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to OCI	Balance at End of Year
December 31, 2021	$48,480,000	$4,541,000	$(32,000)	$52,989,000
December 31, 2020	$45,815,000	$2,696,000	$(31,000)	$48,480,000

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2021 and 2020. The Company recognizes interest and penalties related to uncertain tax positions if any as a component of income tax expense.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and local perspective the years that remains open to examination are consistent with each jurisdiction’s statute of limitations. From a foreign perspective, tax years 2016 to 2020 remain open to examination.

During the years ended December 31, 2021 and 2020, the Company received net proceeds of $1,250,186 and $5,169,395, respectively, from the sale of most of its remaining unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed the Company to sell $1,337,000 of its total $1,337,000 in available NOL tax benefits for the state fiscal year 2020 and $5,529,000 of its total $6,018,000 for the state fiscal year 2019.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Note 6 — Commitments and Contingencies:

Contingency Matters

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaint names as defendants the Company, Khoso Baluch, Matthew David, Phoebe Mounts, John L. Armstrong, Robert Cook, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, and Greg Duncan, as well as two underwriters of the Company’s secondary stock offering, B. Riley Securities, Inc. and Needham & Company, LLC. The purported bases for these claims are alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form. The lead plaintiff purports to assert the Exchange Act claims on behalf of persons that purchased or otherwise acquired shares of the Company’s securities between October 16, 2019, and September 6, 2021, and purports to assert the Securities Act claims on behalf of persons that purchased shares of the Company’s securities pursuant or traceable to a secondary offering of stock that commenced on November 27, 2020. The Company intends to vigorously contest such claims and filed a motion to dismiss the current complaint in full, with prejudice, on February 21, 2022. As of this filing, the current schedule set by the Court requires the Company and the other defendants to refile their motion to dismiss on March 28, 2022, requires the lead plaintiff to file an opposition to the Company’s motion to dismiss on or before April 27, 2022 and requires that the Company file a reply on or before May 27, 2022.

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW. The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, and Phoebe Mounts along with the Company as Nominal Defendant.  The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the defendants and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. The Company intends to vigorously contest such claims. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit described in the foregoing paragraph is pending. The stay may be terminated before the motion to dismiss is resolved according to certain circumstances described in the stipulation available on the Court’s public docket.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. The Company filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, the Company filed a withdrawal of the complaint on the German utility model, thereby waiving its claims on these proceedings. The proceedings were closed and during the year ended December 31, 2020, final reimbursement of approximately $30,000 for the costs in connection with the utility model infringement were paid to TauroPharm.

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

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleged violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. The Company sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. Hearings in this matter were held in the District Court of Cologne, Germany on November 19, 2015, on November 15, 2016 and on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. The Company therefore appealed in January 2019. An oral hearing was held on September 6, 2019. In view of new arguments brought forward in this hearing, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in the Company’s favor. In a supplementary expert opinion submitted after the Company had brought forward arguments against the first expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court, as well as both parties, asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss the complaint of the Company, if the Company did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, the Company withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by legal counsel of the Company. The Company will have to reimburse costs in the amount of approximately $41,000 plus interest to TauroPharm.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of December 31, 2021, the aggregate deposit was approximately $132,000, which the Company recorded as restricted cash on the condensed consolidated balance sheets, after deducting approximately $48,000 released by the court to the Company during the year ended December 31, 2021.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of December 31, 2021 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of December 31, 2021 and 2020. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the years ended December 31, 2021 and 2020.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Employment Agreements

On September 27, 2016, the Company entered into an employment agreement with Khoso Baluch, its former Chief Executive Officer, which upon its expiration in September 2019, was replaced with a new agreement, dated September 26, 2019. On October 4, 2021, Mr. Baluch retired from the Company and his employment agreement was terminated. In connection with his separation from service, the Company and Mr. Baluch entered into a separation agreement and release dated as of October 1, 2021 (the “Baluch Separation Agreement”). Mr. Baluch’s retirement was treated as a termination without Cause (as defined below) under the employment agreement. Under the Baluch Separation Agreement, Mr. Baluch received the severance payments and benefits described below with respect to a termination by the Company without Cause. Mr. Baluch met the eligibility requirements for retirement as of the date of his separation, so certain of Mr. Baluch’s vested stock options will be exercisable for up to three years after the date of his separation under the terms of the applicable grant agreements. The Baluch Separation Agreement provides this retirement treatment for all of Mr. Baluch’s outstanding vested options. The Company reimbursed Mr. Baluch for legal fees incurred in connection with the review of the Baluch Separation Agreement. Mr. Baluch is bound by confidentiality, non-solicitation and non-competition covenants under his employment agreement, and an extended covenant not to solicit employees under the Baluch Separation Agreement, among other terms. Total severance amount was $495,833 of which $177,492 was paid and $318,341 was accrued as of December 31, 2021.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

On March 1, 2017, the Company entered into an employment agreement with John Armstrong, its former Executive Vice President for Technical Operations, which upon its expiration in March 2020, was replaced with a new agreement dated April 17, 2020. On October 4, 2021, Mr. Armstrong retired from the Company and his employment agreement was terminated. In connection with his separation from service, the Company and Mr. Armstrong entered into a separation agreement and release dated as of October 4, 2021 (the “Armstrong Separation Agreement”). Mr. Armstrong’s retirement was treated as a termination without Cause under the employment agreement. Under the Armstrong Separation Agreement, Mr. Armstrong received the severance payments and benefits described below with respect to a termination by the Company without Cause. Mr. Armstrong met the eligibility requirements for retirement as of the date of his separation, so certain of Mr. Armstrong’s vested stock options will be exercisable for up to three years after the date of his separation under the terms of the applicable grant agreements. The Armstrong Separation Agreement provides this retirement treatment for all outstanding vested options. The Company reimbursed Mr. Armstrong for legal fees incurred in connection with the review of the Armstrong Separation Agreement. Mr. Armstrong is bound by confidentiality, non-solicitation and non-competition covenants under his employment agreement, and an extended covenant not to solicit employees under the Armstrong Separation Agreement, among other terms. Total severance amount was $297,917 of which $134,514 was paid and $163,403 was accrued as of December 31, 2021.

On March 19, 2018, the Company entered into an employment agreement with Elizabeth Masson-Hurlburt to serve as its Executive Vice President and Head of Clinical Operations, which upon its expiration in March 2021, was replaced with a new agreement dated March 10, 2021. On March 19, 2019, the Company entered into an employment agreement with Phoebe Mounts to serve as its Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal, effective May 1, 2019. On April 29, 2021, the Company entered into an employment agreement with Thomas Nusbickel to serve as its Executive Vice President and Chief Commercial Officer, effective May 13, 2021. After the initial three-year term of each employment agreement, the term of the employment agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed.

On May 11, 2020, the Company entered into an employment agreement with Matthew David to serve as its Chief Financial Officer. After the initial three-year term of the employment agreement, the term of the employment agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed. On October 26, 2021, the Company entered into a letter agreement with Dr. David which modified certain terms of his employment agreement and provided other compensation as a result of Dr. David serving as the Company’s interim Chief Executive Officer effective as of October 4, 2021. Pursuant to the letter agreement, during the period in which Dr. David serves as interim Chief Executive Officer, his base salary will increase to $425,000 from $330,000, which is the amount set forth in his employment agreement and will be reviewed and increased, if appropriate, by the Company’s Compensation Committee six months following October 4, 2021 if Dr. David continues to serve as interim Chief Executive Officer on such date. After Dr. David ceases to serve as interim Chief Executive Officer, and as he continues to serve as Chief Financial Officer, the Company will provide him with an annual base salary of $375,000, representing a $45,000 increase from his current salary level under the employment agreement. The Board, or the Company’s Compensation Committee, will review such base salary to determine whether an increase is appropriate in 2022 as part of the 2022 compensation review cycle and benchmarking review. Under the letter agreement, Dr. David’s target annual bonus with respect to the period during which he serves as interim Chief Executive Officer is increased to 60% from 30% of his base salary, which is otherwise set forth in his employment agreement. After Dr. David ceases to serve as interim Chief Executive Officer, and as he continues to serve as Chief Financial Officer, his target annual bonus will increase to 40% of his base salary. Under the letter agreement, in the event Dr. David’s employment is terminated by the Company other than as a result of his death or disability or notice of nonrenewal of the employment agreement, and other than for Cause, or if he resigns for Good Reason, in either case during the period he serves as interim Chief Executive Officer, he will be eligible for severance equal to his base salary for a period of 12 months following his termination date, which is increased from nine months as is otherwise provided for in his employment agreement. Dr. David has agreed to waive any rights he may have under his employment agreement to a Good Reason termination as a result of his ceasing to serve as our interim Chief Executive Officer at a future date. In connection with Dr. David serving as interim Chief Executive Officer, the Board granted Dr. David a stock option with respect to 125,000 shares of the Company’s common stock with an exercise price of $5.56 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant. The option vests over four years in four equal annual installments beginning on the date of grant, subject to Dr. David’s continued employment, consistent with the terms of the Company’s standard form of option agreement.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Pursuant to their respective employment agreements, Mr. Baluch received an annual salary of $425,000, Mr. Armstrong received an annual salary of $325,000, Ms. Masson-Hurlburt receives an annual salary of $315,000 (effective March 2021), Dr. Mounts receives an annual salary of $350,000 (amended to $375,000 in January 2021), Mr. Nusbickel receives and annual salary of $375,000 and Dr. David receives an annual salary of $330,000 (amended to $425,000 while he serves as interim Chief Executive Officer). Such salaries cannot be decreased unless all officers and/or members of the Company’s executive management team experience an equal or greater percentage reduction in base salary and/or total compensation, provided that any reduction in an executive’s salary may be no greater than 25%. Each executive will be eligible for an annual bonus, which may equal up to 80% for Mr. Baluch (the target amount is 80%, but the bonus may exceed that amount), up to 35% for Mr. Armstrong, up to 30% for Ms. Masson-Hurlburt, up to 30% for Dr. Mounts, up to 30% for Mr. Nusbickel and up to 30% for Dr. David (and up to 60% while he serves as interim Chief Executive Officer), of his or her base salary then in effect, as determined by the Company’s Board or the Compensation Committee. In determining such bonus payment, the Company’s Board or the Compensation Committee will take into consideration the achievement of specified Company objectives, predetermined by the Company’s Board or the Compensation Committee and Chief Executive Officer, and such other factors as the Company’s Board or the Compensation Committee deems appropriate. Each executive must be employed through December 31 of a given year to be eligible to earn that year’s annual bonus.

The following provisions of the employment agreements with Dr. David, Dr. Mounts, Ms. Masson-Hurlburt and Mr. Nusbickel are identical except where noted.

If the Company terminates the executive’s employment for Cause, the executive will be entitled to receive only the accrued compensation due to him or her as of the date of such termination, rights to indemnification and directors’ and officers’ liability insurance, and as otherwise required by law, and certain equity awards will be forfeited.

If the Company terminates the executive’s employment other than for Cause, and other than for death, disability or notice of nonrenewal, or if the executive resigns for Good Reason (as defined below), the executive will receive the following benefits: (i) payment of any accrued compensation and any unpaid bonus relating to the completed prior year, as well as rights to indemnification and directors’ and officers’ liability insurance and any rights or privilege otherwise required by law; (ii) the Company will continue to pay his or her base salary for a period of twelve months in the case of Mr. Baluch and Dr. David while he is serving as interim Chief Executive Officer, and nine months for the other executives following the effective date of the termination of employment; (iii) payment on a prorated basis for any target bonus for the year of termination based on the actual achievement of the specified bonus objectives; (iv) if the executive timely elects continued health insurance coverage under COBRA, then the Company will pay the premium to continue such coverage for him or her and his or her eligible dependents in an amount equal to the portion paid for by the Company during the executive’s employment until the conclusion of the time when he or she is receiving continuation of base salary payments or until he or she becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that the Company has the right to terminate such payment of COBRA premiums on behalf of the executive and instead pay him or her a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if the Company determines in its discretion that continued payment of the COBRA premiums is or may be discriminatory under Section 105(h) of the Code; and (v) unvested equity awards that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date; provided that any performance based equity awards or stock options whose vesting requirements have not been successfully met as of the date of termination of employment or resignation with Good Reason will not accelerate. In addition, the event of a termination by the Company without Cause or the executive’s resignation of employment for Good Reason, in either case within 24 months following a Corporate Transaction (as defined in the employment agreement), all equity awards and stock options shall become fully vested and exercisable, and vested stock options will remain exercisable for a specified period of time following termination or resignation or, if earlier, the expiration date of the stock option. The separation benefits set forth above are conditioned upon the executive executing a release of claims against us, our parents, subsidiaries, and affiliates, and each such entities’ officers, directors, employees, agents, successors, and assigns in a form acceptable to us, within a time specified therein, which release is not revoked within any time period allowed for revocation under applicable law.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

For purposes of the agreement, “Cause” is defined as: (i) the willful failure, disregard, or refusal by the executive to perform his or her material duties or obligations under the employment agreement (other than as a result of executive’s mental incapacity or illness; (ii) any willful, intentional, or grossly negligent act by the executive having the effect of materially injuring (whether financially or otherwise) our business or reputation or any of our affiliates; (iii) executive’s conviction of any felony involving moral turpitude (including entry of a guilty or nolo contendere plea); (iv) the executive’s qualification as a “bad actor,” as defined by 17 CFR 230.506(a); (v) the good faith determination by the Board, after a reasonable and good-faith investigation by the Company that the executive engaged in some form of harassment or discrimination prohibited by law (including, without limitation, harassment on the basis of age, sex or race) unless the executive’s actions were specifically directed by the Board; (vi) any material misappropriation or embezzlement by the executive of the Company or its affiliates’ property (whether or not a misdemeanor or felony); or (vii) material breach by the executive of the employment agreement that is materially injurious to the Company and that is not cured, to the extent subject to cure, by executive to our reasonable satisfaction.

For purposes of the agreement, “Good Reason” is defined as any of the following without the executive’s consent: (i) any material breach of the employment agreement by the Company; (ii) any material diminution by the Company of the executive’s duties, responsibilities, or authority; (iii) a material reduction in the executive’s annual base salary unless all officers and/or members of the Company’s executive management team experience an equal or greater percentage reduction in annual base salary and/or total compensation, provided that any reduction may be no greater than 25%; (iv) a material reduction in the executive’s target bonus level unless all officers and/or members of our executive management team experience an equal or greater percentage reduction related to target bonus levels, provided that any reduction may be no greater than 25%.

If the executive terminates his or her employment by written notice of termination or if the executive or the Company terminates his or her employment by providing a notice of nonrenewal at least 90 days before the employment agreement is set to expire, the executive will not be entitled to receive any payments or benefits other than any accrued compensation, any unpaid prior year’s bonus, rights to indemnification and directors’ and officers’ liability insurance and as otherwise required by law.

If the executive’s employment is terminated as a result of his or her death or disability, the Company will pay him or her or his or her estate, as applicable, any accrued compensation and any unpaid prior year’s bonus.

The Company’s employment agreements with Dr. David, Dr. Mounts, Ms. Masson-Hurlburt and Mr. Nusbickel each contain a non-compete provision that provides that during the employment and for a specified period immediately following the executive’s separation from employment for any reason, the executive is prohibited from engaging in any business involving the development or commercialization of a preventive anti-infective product that would be a direct competitor of Defencath/Neutrolin or a product containing taurolidine or any other product being actively developed or produced by the Company within the United States and the European Union (or in the case of Dr. David, Ms. Masson-Hurlburt and Mr. Nusbickel, worldwide) on the date of termination of his or her employment.

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

Note 7 — Stockholders’ Equity:

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The Company had a prior sales agreement with FBR Securities, Inc., (formerly known as B. Riley FBR, Inc.) (“B. Riley”) for its ATM program, which expired on April 16, 2018, under which the Company could issue and sell up to an aggregate of $60.0 million of shares of its common stock. On March 9, 2018, the Company entered into a new agreement with B. Riley for the sale of up to $14.7 million of the Company’s common stock under the ATM program, pursuant to a registration statement filed on March 9, 2018 for an aggregate of $70 million of the Company’s securities, which became effective on April 16, 2018. This new ATM agreement replaced a prior sales agreement with B. Riley that expired on April 16, 2018. The ATM program amount was increased by $25.0 million in November 2018. Under the ATM program, the Company may issue and sell common stock from time to time through B. Riley acting as agent, subject to limitations imposed by the Company and subject to B. Riley’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. B. Riley is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the year ended December 31, 2020, the Company sold 1,854,970 shares of common stock under the new and expired ATM programs, and realized net proceeds of approximately $11.4 million. At December 31, 2020, this ATM program and the current shelf registration for the issuance of equity, debt or equity-linked securities has been exhausted.

In November 2020, the Company filed a new registration statement, under which the Company could issue and sell up to an aggregate of $100.0 million of shares of its common stock. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with B. Riley FBR Inc. and Needham & Company, LLC as sales agents. The Amended Sales Agreement relates to the sale of shares of up to $25.0 million of the Company’s common stock under its ATM program, of which the Company may issue and sell common stock from time to time through the sales agents, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the year ended December 31, 2020, the Company sold 832,676 shares of common stock under the Amended Sales Agreement and realized net proceeds of approximately $7.0 million. At December 31, 2020, the Company had approximately $17.8 million available under the Amended Sales Agreement and $75.0 million available under its shelf registration statement for the issuance of equity, debt or equity-linked securities unrelated to the Amended Sales Agreement. On February 5, 2021, the Company allocated to its ATM program an additional $25.0 million of the remaining $75.0 million available under its shelf registration statement. Giving effect to the additional $25.0 million, plus the $17.8 million available at December 31, 2020, the Company had a total of $42.8 million available under the ATM program at February 5, 2021. During the year ended December 31, 2021, the Company sold an aggregate of 3,737,862 shares of its common stock under the ATM program and realized net proceeds of approximately $41.5 million.

On August 12, 2021, the Company entered into an At Market Issuance Sales Agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which the Company may sell, from time to time, an aggregate of up to $50.0 million of its common stock through the sales agents under its ATM program, subject to limitations imposed by the Company and subject to the sales agent’s acceptance, such as the number or dollar amount of shares registered under the registration statement to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. As of December 31, 2021, the Company has $50.0 million available under its ATM program relating to its shelf registration statement filed in November 2020 and it has $150.0 million available under its new shelf registration statement filed on August 12, 2021 for the issuance of equity, debt or equity-linked securities.

During the year ended December 31, 2021, the Company issued an aggregate of 656,069 shares of its common stock upon conversion of 50,000 Series C-3 preferred shares by an unrelated party and 10,001 Series G preferred shares by a related party.

During the year ended December 31, 2021 and 2020, the Company issued an aggregate of 31,407 and 91,500 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $165,000 and $412,000, respectively.

During the year ended December 31, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

During the year ended December 31, 2021, there were no restricted stock units issued by the Company and for the year ended December 31, 2020, the Company issued an aggregate of 2,490 shares of its common stock upon the vesting of restricted stock units issued to the Company’s board of directors.

During the year ended December 31, 2021, the Company issued an aggregate of 32,734 shares of its common stock upon exercise of stock options, resulting in net proceeds to the Company of $137,000. No stock options were exercised during the year ended December 31, 2020.

Restricted Stock Units

During the years ended December 31, 2021 and 2020 the Company did not grant any restricted stock units (“RSUs”) to its officers and directors. During the year ended December 31, 2020, the compensation expense recorded for the 2,490 RSUs that vested was $11,000. At December 31, 2021 and 2020, there were no RSUs outstanding.

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

	As of December 31, 2021			As of December 31, 2020
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	52,000	$10.00	$520,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213	100,000	$187.36	$18,736,452
Total	181,622		$21,291,665	241,623		$23,665,904

During the year ended December 31, 2021, 50,000 Series C-3 preferred shares were converted into 100,000 shares of the Company’s common stock by an unrelated party and 10,001 Series G preferred shares were converted into 556,069 shares of the Company’s common stock by a related party.

The following rights, privileges, terms and condition apply to the outstanding preferred stock at December 31, 2021:

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

During the years ended December 31, 2021 and 2020, the Company granted ten-year qualified and non-qualified stock options to its officers, directors, employees and consultants covering an aggregate of 1,664,700 and 1,111,984 shares of the Company’s common stock under the 2019 Plan, respectively. The weighted average exercise price of these options is $7.98 and $5.11 per share, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

During the years ended December 31, 2021 and 2020, total compensation expense for stock options issued to employees, directors, officers and consultants was $5,043,000 and $2,489,000, respectively. As of December 31, 2021, there was $5,516,000 total unrecognized compensation expense related to unvested stock options granted which expense is expected to be recognized over an expected remaining weighted average period of 1.6 years. All share-based awards are recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards are recognized in the period in which they occur.

The fair value at grants dates of the grants issued subject to service and performance-based vesting conditions were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.5% - 1.26%	0.27% - 1.67%
Expected volatility	102.93% - 107.1%	102.7% - 107.9%
Expected term (years)	1.97 – 5 years	5-10 years
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value of options granted during the period	$5.56	$3.59

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

The following table summarizes the Company’s stock options activity and related information for the year ended December 31, 2021:

	Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,447,687	$7.22	7.1	$552,030
Granted	1,664,700	$7.98		$-
Exercised	(32,734)	$4.19		$11,904
Expired/Canceled	(248,001)	$7.53		$52,475
Forfeited	(473,521)	$7.72		$4,406
Outstanding at December 31, 2021	3,358,131	$7.53	6.8	$483,244
Vested at December 31, 2021	1,931,950	$8.04	5.2	$332,831
Expected to vest in the future	1,426,181	$6.85	8.9	$150,413

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Warrants:

During the years ended December 31, 2021 and 2020, the Company issued an aggregate of 31,407 and 91,500 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $165,000 and $412,000, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

During the year ended December 31, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

The following table is the summary of warrant activities:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	183,148	$4.96	1.61
Exercised	(126,693)	$4.83	-
Outstanding at December 31, 2021	56,455	$5.25	0.61

Stock-based Deferred Compensation Plan for Non-Employee Directors

In 2014, the Company established an unfunded stock-based deferred compensation plan, providing non-employee directors the opportunity to defer up to one hundred percent of fees and compensation, including restricted stock units.  The amount of fees and compensation deferred by a non-employee director is converted into stock units, the number of which is determined based on the closing price of the Company’s common stock on the date such compensation would have otherwise been payable.  At all times, the plan participants are one hundred percent vested in their respective deferred compensation accounts.  On the tenth business day of January in the year following a director’s termination of service, the director will receive a number of common shares equal to the number of stock units accumulated in the director’s deferred compensation account.  The Company accounts for this plan as stock-based compensation under ASC 718.  During the year ended December 31, 2021, no compensation was deferred under this plan and during the year ended December 31, 2020, the amount of compensation that was deferred under this plan was $62,250.

Note 8 — Concentrations:

At December 31, 2021 and 2020, one customer exceeded 10% of the Company’s accounts receivable (100% and 95%). During the year ended December 31, 2021, the Company had revenue from three customers that exceeded 10% of its total sales (60%, 14% and 10%) and the Company had revenue from two customers that exceeded 10% of its total sales (58%, 12%) for the year ended December 31, 2020.

Note 9 — Leases:

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

Operating lease expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 and 2020 was approximately $209,000 and $66,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At December 31, 2021 and 2020, the Company has a total operating lease liability of $924,000 and $1,033,000, respectively. At December 31, 2021, approximately $122,000 and $802,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. Operating ROU assets as of December 31, 2021 and 2020 are $900,000 and $1,015,000, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

For the year ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $195,000 and $48,000, respectively.

As of December 31, 2021 and 2020, the weighted average remaining lease term were 5.8 years and 6.8 years, respectively and the weighted average discount rate of 9% and 9% at December 31, 2021 and 2020, respectively.

As of December 31, 2021, maturities of lease liabilities were as follows:

2022	$200,000
2023	202,000
2024	205,000
2025	208,000
2026 and thereafter	380,000
Total future minimum lease payments	1,195,000
Less imputed interest	(271,000)
Total	$924,000

Note 10 — Subsequent Events:

During the first quarter of 2022, the Company sold an aggregate of 641,542 shares of its common stock under the ATM program (see Note 7) and realized net proceeds of approximately $3.0 million. As of the filing of this Annual Report on Form 10-K, the Company has $46.9 million available balance under its ATM program and it has $150.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities.

On March 16, 2022, the Company’s Board of Directors (the “Board”) appointed Joseph Todisco as the Company’s Chief Executive Officer, commencing on such date as mutually agreed by Mr. Todisco and the Board, but in no event later than May 16, 2022. Mr. Todisco was appointed to serve as a member of the Board on March 18, 2022. Mr. Todisco will receive an annual salary of $600,000, which may be adjusted from time to time. He will be eligible for an annual bonus, based on a target of 65% of his base salary, as determined by the Board or the Compensation Committee of the Board (“Compensation Committee”). In determining such bonus, the Board or Compensation Committee will take into consideration the achievement of specified company objectives and personal objectives. Mr. Todisco generally must be employed through December 31 of a given year to earn that year’s annual bonus. Solely with respect to the 2022 fiscal year, Mr. Todisco will be paid an annual bonus in an amount that is not less than $195,000 (equal to 50% of the 2022 target bonus amount). Effective as of the date Mr. Todisco’s employment with the Company commences (the “Start Date”), the Company will grant Mr. Todisco stock option to purchase 500,000 shares of the Company’s common stock, with an exercise price equal to the closing price of the Company’s stock on the date of grant. The option will vest over four years in four equal annual installments on the first four anniversaries of the Start Date, provided that Mr. Todisco remains an employee or consultant through the applicable vesting date. Mr. Todisco will also be granted 207,469 restricted stock units (“Initial RSUs”), which will vest as to 50% on the first anniversary of the Start Date, as to 30% on the second anniversary of the Start Date, and as to 20% on the third anniversary of the Start Date, provided that Mr. Todisco remains an employee or consultant through the applicable vesting date. Dr. Matthew David will continue to serve as interim Chief Executive Officer and Chief Financial Officer until Mr. Todisco commences employment, after which Dr. David will continue to serve as the Company’s Chief Financial Officer.

On March 28, 2022, the Company announced that the resubmission of the NDA for DefenCath has been accepted for filing by the FDA. The FDA considers the resubmission as a complete, Class 2 response with a six-month review cycle.