Form 10-Q
period 2022-03-31
CorMedix Inc.
filed 2022-05-12
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock, as of May 10, 2022 was 39,123,259.

CORMEDIX INC. AND SUBSIDIARY

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$45,389,081	$53,317,405
Restricted cash	128,922	131,567
Short-term investments	16,298,169	12,149,003
Trade receivables	2,975	45,368
Inventories	2,614	3,008
Prepaid research and development expenses	40,222	51,993
Other prepaid expenses and current assets	641,053	770,485
Total current assets	62,503,036	66,468,829
Property and equipment, net	1,459,009	1,474,937
Restricted cash, long-term	102,308	102,305
Operating lease right-of-use assets	869,147	899,505
TOTAL ASSETS	$64,933,500	$68,945,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,740,041	$2,209,552
Accrued expenses	2,429,914	3,014,156
Current portion of operating lease liabilities	124,354	121,368
Total current liabilities	4,294,309	5,345,076
Operating lease liabilities, net of current portion	770,012	802,433
TOTAL LIABILITIES	5,064,321	6,147,509

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at March 31, 2022 and December 31, 2021	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized; 38,727,979 and 38,086,437 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	38,728	38,086
Accumulated other comprehensive gain	49,921	87,130
Additional paid-in capital	312,473,623	308,331,750
Accumulated deficit	(252,693,275)	(245,659,081)
TOTAL STOCKHOLDERS’ EQUITY	59,869,179	62,798,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,933,500	$68,945,576

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue
Net sales	$7,636	$88,261
Cost of sales	(1,527)	(61,339)
Gross profit	6,109	26,922
Operating Expenses
Research and development	(2,287,587)	(2,636,332)
Selling, general and administrative	(4,750,883)	(4,601,108)
Total operating expenses	(7,038,470)	(7,237,440)
Loss From Operations	(7,032,361)	(7,210,518)
Other Income (Expense)
Interest income	13,751	3,675
Foreign exchange transaction loss	(10,206)	(4,911)
Interest expense	(5,378)	(5,184)
Total other expense	(1,833)	(6,420)
Net Loss	(7,034,194)	(7,216,938)
Other Comprehensive Gain (Loss)
Unrealized (loss) gain from investment	(34,171)	347
Foreign currency translation loss	(3,038)	(3,527)
Total other comprehensive loss	(37,209)	(3,180)
Comprehensive Loss	$(7,071,403)	$(7,220,118)
Net Loss Per Common Share – Basic and Diluted	$(0.18)	$(0.20)
Weighted Average Common Shares Outstanding – Basic and Diluted	38,247,059	36,328,928

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2022

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2021	38,086,437	$38,086	181,622	$182	$87,130	$308,331,750	$(245,659,081)	$62,798,067
Stock issued in connection with ATM sale of common stock, net	641,542	642	-	-	-	3,003,574	-	3,004,216
Stock-based compensation	-	-	-	-	-	1,138,299	-	1,138,299
Other comprehensive loss	-	-	-	-	(37,209)	-	-	(37,209)
Net loss	-	-	-	-	-	-	(7,034,194)	(7,034,194)
Balance at March 31, 2022	38,727,979	$38,728	181,622	$182	$49,921	$312,473,623	$(252,693,275)	$59,869,179

For the three months ended March 31, 2021

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2020	33,558,096	$33,558	241,623	$242	$102,006	$261,536,061	$(217,448,855)	$44,223,012
Stock issued in connection with ATM sale of common stock, net	3,737,862	3,738	-	-	-	41,451,892	-	41,455,630
Stock issued in connection with warrants exercised, cash	23,796	24	-	-	-	124,905	-	124,929
Stock issued in connection with warrants exercised, cashless	70,269	70	-	-	-	(70)	-	-
Conversion of Series G preferred shares to common stock	556,069	556	(10,001)	(10)		(546)	-	-
Conversion of Series C-3 preferred shares to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Stock-based compensation	-	-	-	-	-	1,731,614	-	1,731,614
Other comprehensive loss	-	-	-	-	(3,180)	-	-	(3,180)
Net loss	-	-	-	-	-	-	(7,216,938)	(7,216,938)
Balance at March 31, 2021	38,046,092	$38,046	181,622	$182	$98,826	$304,843,806	$(224,665,793)	$80,315,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,034,194)	$(7,216,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,138,299	1,731,614
Change in right-of-use assets	30,358	27,878
Depreciation	20,252	11,994
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	41,874	(41,519)
Decrease in inventory	394	63,393
Decrease (Increase) in prepaid expenses and other current assets	141,105	(131,054)
(Decrease) Increase in accounts payable	(469,362)	374,971
(Decrease) in accrued expenses	(583,633)	(1,484,956)
(Decrease) in operating lease liabilities	(29,435)	(26,195)
Net cash used in operating activities	(6,744,342)	(6,690,812)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(8,483,337)	(3,143,285)
Maturity of short-term investments	4,300,000	2,630,347
Purchase of equipment	(4,324)	(13,080)
Net cash used in investing activities	(4,187,661)	(526,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	3,004,216	41,455,630
Proceeds from exercise of warrants	-	124,929
Net cash provided by financing activities	3,004,216	41,580,559
Foreign exchange effect on cash	(3,179)	(7,563)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,930,966)	34,356,166
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	53,551,277	42,096,783
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$45,620,311	$76,452,949
Cash paid for interest	$5,378	$5,184
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of Series G preferred stock to common stock	$-	$10
Conversion of Series C-3 preferred stock to common stock	$-	$50
Unrealized gain from investments	$34,171	$347

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. The Company was incorporated in the State of Delaware on July 28, 2006 and its principal executive office is located in Berkeley Heights, New Jersey. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH and in May 2020, the Company formed a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U.

The Company’s primary focus is to develop its lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath/Neutrolin®, which is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters, or CVCs, in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and cancer patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV, antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin is currently used in the European Union, or EU, and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution, or CLS, regulated as a medical device.

In January 2015, the FDA designated DefenCath as a Qualified Infectious Disease Product, or QIDP, for prevention of catheter-related blood stream infections, or CRBSIs, in patients with end stage renal disease receiving hemodialysis through a CVC. CRBSIs and clotting can be life-threatening. The QIDP designation provides five years of market exclusivity in addition to the five years granted for a New Chemical Entity, or NCE, upon approval of a New Drug Application, or NDA. In addition, in January 2015, the FDA granted Fast Track designation to DefenCath Catheter Lock Solution, a designation intended to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that the approved drug can reach the market expeditiously. The Fast Track designation of DefenCath provides the Company with the opportunity to meet with the FDA on a more frequent basis during the development process, and also ensures eligibility to request priority review of the marketing application.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

In March 2020, the Company began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted the Company’s request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As announced in March 2021, the FDA informed in its Complete Response Letter, or CRL, to the Company that it could not approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturing organization, or CMO. Additionally, the FDA required a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications.

In April 2021, the Company and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to the Company and the Post-Application Action Letter, or PAAL, received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. The Company and the CMO determined that additional process qualification was needed with subsequent validation to address these issues. The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with the Company’s request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. The Company believes that LPAD will provide additional flexibility for the FDA to approve DefenCath to reduce CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a CVC.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

On February 28, 2022, the Company resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, the Company’s third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. The FDA had stated that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle. On March 28, 2022, the Company announced that the resubmission of the NDA for DefenCath has been accepted for filing by the FDA. The FDA considers the resubmission as a complete, Class 2 response with a six-month review cycle. The CMO has been notified that an onsite inspection by FDA will be scheduled during the review. There may be delays if travel restrictions are again imposed due to the ongoing COVID-19 pandemic.

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

The FDA regards taurolidine as a new chemical entity and therefore, it is currently an unapproved new drug. In the future, the Company may pursue product candidates that would involve devices impregnated with taurolidine, and the Company believes that at the current time such products would be combination products subject to device premarket submission requirements (while subject also, under review by the FDA, to the standards for drug approvability). Consequently, given that there is no appropriate predicate medical device currently marketed in the U.S. on which a 510(k) approval process could be based and that taurolidine is not yet approved in any application, the Company anticipates that it would be required to submit a premarket approval application (“PMA”) for marketing authorization for any medical device indications that we may pursue for devices containing taurolidine. In the event that an NDA for DefenCath is approved by the FDA, the regulatory pathway for these medical device product candidates may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

In the EU, Neutrolin is regulated as a Class 3 medical device. In July 2013, the Company received CE Mark approval for Neutrolin and commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access in December 2013. To date, Neutrolin is registered and may be sold in certain European Union countries for such treatment.

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

In September 2019, the Company’s registration with the Saudi Arabia Food and Drug Administration, or the SFDA, expired. As a result, the Company cannot sell Neutrolin in Saudi Arabia and does not intend to pursue renewal of the Company’s registration with the SFDA.

In May 2022, the Company announced that it expects to begin winding down its operations in the EU and discontinue Neutrolin sales in both the EU and the Middle East.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Note 2 — Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2022 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2022. The accompanying consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements included in such Form 10-K.

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2022, the Company had an accumulated deficit of $252.7 million, and incurred net losses of $7.0 million and $7.2 million for the three months ended March 31, 2022 and 2021, respectively. Based on the Company’s current development plans for DefenCath/Neutrolin in both the U.S. and foreign markets and its other operating requirements, the Company’s existing cash and cash equivalents and short-term investments at March 31, 2022 are expected to fund its operations at least through the first half of 2023.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of March 31, 2022, the Company has $46.9 million available under its At-the-Market Issuance Sales Agreement (the “ATM program”) and has $150.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 3).

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

The COVID-19 pandemic and government measures taken in response to the pandemic have had a significant impact, both direct and indirect, on businesses and commerce. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of the Company’s offices, clinical trial sites, key vendors and partners. The ongoing COVID-19 pandemic may impact the Company’s program timelines which could materially and adversely affect its business, financial conditions and results of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2022 presentation. Non-cash lease expense, as presented on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2021, is now presented as change in right-of-use assets and change in operating lease liabilities.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s condensed consolidated statement of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$45,389,081	$53,317,405
Restricted cash	231,230	233,872
Total cash, cash equivalents and restricted cash	$45,620,311	$53,551,277

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2022 or December 31, 2021.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2022 and December 31, 2021, all of the Company’s investments had contractual maturities of less than one year. As of March 31, 2022, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2022:
Money Market Funds included in Cash Equivalents	$6,274,817	$-	$-	$6,274,817
U.S. Government Agency Securities	4,302,136	(8,781)	-	4,293,355
Corporate Securities	9,447,038	(25,854)	738	9,421,922
Commercial Paper	2,588,824	(6,170)	238	2,582,892
Subtotal	16,337,998	(40,805)	976	16,298,169
Total March 31, 2022	$22,612,815	$(40,805)	$976	$22,572,986
December 31, 2021:
Money Market Funds included in Cash Equivalents	$10,462,877	$(23)	$-	$10,462,854
U.S. Government Agency Securities	2,806,597	(1,261)	-	2,805,336
Corporate Securities	7,548,493	(4,467)	1	7,544,027
Commercial Paper	1,799,548	-	92	1,799,640
Subtotal	12,154,638	(5,728)	93	12,149,003
Total December 31, 2021	$22,617,515	$(5,751)	$93	$22,611,857

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

March 31, 2022:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$6,274,817	$6,274,817	$-	$-
U.S. Government Agency Securities	4,293,355	4,293,355	-
Corporate Securities	9,421,922	-	9,421,922	-
Commercial Paper	2,582,892	-	2,582,892	-
Subtotal	16,298,169	4,293,355	12,004,814	$-
Total March 31, 2022	$22,572,986	$10,568,172	$12,004,814	$-
December 31, 2021:
Money Market Funds and Cash Equivalents	$10,462,854	$10,462,854	$-	$-
U.S. Government Agency Securities	2,805,336	2,805,336	-
Corporate Securities	7,544,027	-	7,544,027	-
Commercial Paper	1,799,640	-	1,799,640	-
Subtotal	12,149,003	2,805,336	9,343,667	-
Total December 31, 2021	$22,611,857	$13,268,190	$9,343,667	$-

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in U.S. Dollars, or USD, the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the period in which the income and expenses were recognized. Translation gains and losses are included in other comprehensive income (loss). The Company had a foreign currency translation loss of $3,038 and $3,527 for the three months ended March 31, 2022 and 2021, respectively.

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

Restricted Cash

As of March 31, 2022 and December 31, 2021, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4).  The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. As of March 31, 2022 and December 31, 2021, restricted cash in connection with the patent and utility model infringement proceedings were $129,000 and $132,000, respectively.

As of March 31, 2022, the Company had $102,000 in long-term restricted cash for a lease security deposit.

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

Inventories

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the DefenCath/Neutrolin product. Inventories consist of the following:

	March 31, 2022	December 31, 2021
Finished goods	$2,614	$3,008

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion, on the condensed consolidated balance sheet.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Professional and consulting fees	$482,564	$311,408
Accrued payroll and payroll taxes	1,755,542	2,508,398
Manufacturing development related	102,024	99,614
Other	89,784	94,736
Total	$2,429,914	$3,014,156

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

	Three Months Ended March 31,
	2022	2021
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	4,000	4,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding warrants	56,455	64,066
Shares underlying outstanding stock options	4,067,305	3,542,011
Total potentially dilutive shares	9,572,691	9,055,008

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Note 3 — Stockholders’ Equity:

Common Stock

In November 2020, the Company filed a shelf registration statement (the “2020 Shelf Registration”), under which the Company could issue and sell up to an aggregate of $100.0 million of shares of its common stock. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with FBR Securities, Inc., (formerly known as B. Riley FBR Inc.) and Needham & Company, LLC, as sales agents. The Amended Sales Agreement relates to the sale of shares of the Company’s common stock under its at-the-market program (“ATM program”), of which the Company may issue and sell common stock from time to time through the sales agents, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. The Company allocated to its ATM program an aggregate of $50.0 million out of the $100.0 million total under the 2020 Shelf Registration leaving a balance of $50.0 million as of March 31, 2021.

On August 12, 2021, the Company entered into an At Market Issuance Sales Agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which the Company may sell, from time to time, an aggregate of up to $50.0 million, which was the remaining balance under the 2020 Shelf Registration, of its common stock through the sales agents under its ATM program, subject to limitations imposed by the Company and subject to the sales agent’s acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. Additionally, on August 12, 2021, the Company filed a new shelf registration statement (the “2021 Shelf Registration”) for the issuance of up to $150.0 million of shares of its common stock.

During the quarters ended March 31, 2022 and 2021, the Company sold an aggregate of 641,542 and 3,737,862 shares of its common stock under the ATM program, respectively, and realized net proceeds of $3,004,000 and $41,456,000, respectively.

As of March 31, 2022, the Company has $46.9 million available under its ATM program with Truist Securities, Inc. and JMP Securities LLC, and it has $150.0 million available under the 2021 Shelf Registration for the issuance of equity, debt or equity-linked securities.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

During the first quarter of 2021, the Company issued an aggregate of 656,069 shares of its common stock upon conversion of 50,000 Series C-3 preferred shares by an unrelated party and 10,001 Series G preferred shares by a related party.

During the quarter ended March 31, 2021, the Company issued an aggregate of 23,796 shares of its common stock, upon cash exercise of warrants, resulting in net proceeds to the Company of $125,000.

During the quarter ended March 31, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Of the 2,000,000 shares of preferred stock authorized and designated by the Company’s board of directors, all with par value of $0.001 per share, the following are outstanding:

	As of March 31, 2022			As of December 31, 2021
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665	181,622		$21,291,665

During the quarter ended March 31, 2021, 50,000 Series C-3 preferred shares was converted into 100,000 shares of the Company’s common stock by an unrelated party and 10,001 Series G preferred shares was converted into 556,069 shares of the Company’s common stock by a related party.

Stock Options

During the three months ended March 31, 2022 and 2021, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 767,850 and 1,122,200 shares of the Company’s common stock under the 2019 Stock Incentive Plan, respectively. The weighted average exercise price of these options is $4.03 and $8.70 per share, respectively.

During the three months ended March 31, 2022 and 2021, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,138,000 and $1,732,000, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

As of March 31, 2022, there was approximately $6,640,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.5 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the three months ended March 31, 2022:

Expected term	5 years
Volatility weighted average	102.39%
Dividend yield weighted average	0.0%
Risk-free interest rate weighted average	1.82%
Weighted average grant date fair value of options granted during the period	$3.05

The Company estimated the expected term of the stock options granted based on anticipated exercises in future periods. The expected term of the stock options granted to consultants, if any, is based upon the full term of the respective option agreements. The expected stock price volatility for the Company’s stock options is calculated based on the historical volatility. The expected dividend yield of 0.0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards which is 5 years for employees and 10 years for non-employees.

Warrants

During the quarter ended March 31, 2021, the Company issued an aggregate of 23,796 shares of its common stock, upon cash exercise of warrants, resulting in net proceeds to the Company of $125,000.

During the quarter ended March 31, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

As of March 31, 2022, there were 56,455 outstanding warrants with a weighted average exercise price of $5.25 per share and a weighted average remaining contractual life of 0.36 years.

Note 4 — Commitments and Contingencies:

Contingency Matters

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaint names as defendants the Company, Khoso Baluch, Matthew David, Phoebe Mounts, John L. Armstrong, Robert Cook, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, and Greg Duncan, as well as two underwriters of the Company’s secondary stock offering, B. Riley Securities, Inc. and Needham & Company, LLC. The purported bases for these claims are alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form. The lead plaintiff purports to assert the Exchange Act claims on behalf of persons that purchased or otherwise acquired shares of the Company’s securities between October 16, 2019, and September 6, 2021, and purports to assert the Securities Act claims on behalf of persons that purchased shares of the Company’s securities pursuant or traceable to a secondary offering of stock that commenced on November 27, 2020. The Company intends to vigorously contest such claims and filed a motion to dismiss the current complaint in full, with prejudice, on February 21, 2022. As of this filing, the parties are adhering to the current schedule set by the Court: the Company and the other defendants refiled their motions to dismiss on March 28, 2022, the lead plaintiff filed an opposition to the Defendants’ motions to dismiss on April 27, 2022 and Defendants intend to file their reply briefs on or before May 27, 2022.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of March 31, 2022, the aggregate deposit was approximately $129,000, which the Company recorded as restricted cash on the condensed consolidated balance sheets.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of March 31, 2022 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of March 31, 2022 and 2021. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended March 31, 2022 and 2021.

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

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2022 and 2021 was approximately $52,000, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At March 31, 2022, the Company has a total operating lease liability of $894,000, of which $124,000 was classified as operating lease liabilities, short-term and $770,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. At December 31, 2021, the Company’s total operating lease liability was $924,000 of which $122,000 was classified as operating lease liabilities, short-term and $802,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of March 31, 2022 and December 31, 2021 are $869,000 and $900,000, respectively.

For the three months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $50,000 and $52,000, respectively.

The weighted average remaining lease term as of March 31, 2022 and 2021 were 5.6 and 6.5 years, respectively, and the weighted average discount rate for operating leases was 9% at March 31, 2022 and 2021.

As of March 31, 2022, maturities of lease liabilities were as follows:

2022 (excluding the three months ended March 31, 2022)	$149,000
2023	202,000
2024	205,000
2025	208,000
2026 and thereafter	380,000
Total future minimum lease payments	1,144,000
Less imputed interest	(250,000)
Total	$894,000

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 6 — Concentrations:

At March 31, 2022 and December 31, 2021, net accounts receivable was due from one customer that exceeded 10% of the Company’s accounts receivable (100% each period). During the three months ended March 31, 2022, the Company had revenue from two customers that exceeded 10% of its total sales, 65% and 22% and had revenue from three customers that exceeded 10% of its total sales for the same period in 2021, 47%, 28% and 15%.

Note 7 — Subsequent Events:

During April 2022, the Company sold an aggregate of 395,280 shares of its common stock under the ATM program and realized net proceeds of approximately $2,220,000. As of the filing of this report on Form 10-Q for the quarter ended March 31, 2022, the Company has $44.6 million available balance under its ATM program, and it has $150.0 million available under the 2021 Shelf Registration for the issuance of equity, debt or equity-linked securities.

On April 8, 2022, the Company received approximately $586,000, net of expenses, from the sale of its unused New Jersey net operating losses (“NOL”), that was eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed the Company to sell approximately $626,000 of its total $626,000 in available NOL tax benefits for the state fiscal year 2021.

On April 25, 2022, the Company’s Compensation Committee approved bonus awards pursuant to the special performance bonus opportunity under the executive bonus plan which had been adopted by the Company’s board of directors (the “Board”) on December 20, 2021. Each of Dr. Matthew David, interim Chief Executive Officer, Executive Vice President and Chief Financial Officer, Dr. Phoebe Mounts, Executive Vice President and General Counsel, and Ms. Liz Masson-Hurlburt, Executive Vice President and Head of Clinical Operations, will receive bonus awards at 95% of target based on the achievement of performance objectives during a performance period beginning October 1, 2021 and ending March 31, 2022.

As previously announced on March 17, 2021, the Board appointed Joseph Todisco as the Company’s Chief Executive Officer, to be effective on a date mutually acceptable to the Board and Mr. Todisco. Mr. Todisco joined as the Chief Executive Officer on May 10, 2022, pursuant to Mr. Todisco’s Executive Employment Agreement, dated and effective March 16, 2022, with the Company. On May 2, 2022, Mr. Todisco notified the Compensation Committee that he intends to promote Elizabeth Masson-Hurlburt to Executive Vice President of Clinical and Medical Affairs shortly after beginning his tenure as Chief Executive Officer. On May 3, 2022, the Compensation Committee approved a one-time compensation adjustment to Ms. Masson-Hurlburt’s annual base salary, which will become $365,000 per year, effective upon the expansion of her role and responsibilities at the Company.

On May 10, 2022, the Company and Thomas Nusbickel came to a mutual agreement pursuant to which Mr. Nusbickel will separate from service as the Chief Commercial Officer, effective June 1, 2022. Mr. Nusbickel’s separation from service is treated as a termination by the Company without cause under his Employment Agreement dated April 29, 2021, with the Company (the “Employment Agreement”). If Mr. Nusbickel signs and does not revoke a separation agreement and release, Mr. Nusbickel will receive the severance payments and benefits described in the Employment Agreement with respect to a termination by the Company without cause. Mr. Nusbickel is bound by confidentiality, non-solicitation and non-competition covenants under the Employment Agreement. Following Mr. Nusbickel’s departure, the executive team, led by Mr. Todisco, will manage the responsibilities of a Chief Commercial Officer.

In May 2022, the Company announced that it expects to begin winding down its operations in the EU and discontinue Neutrolin sales in both the EU and the Middle East.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 29, 2022.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Set forth below is a summary of the principal risks we face:

●	We have a history of operating losses, expect to incur additional operating losses in the future, and may never be profitable;

●	Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for DefenCath and Neutrolin;

●	We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights;

●	The FDA considers the resubmission of the NDA for DefenCath, our lead product candidate, complete, but the onsite inspection by the FDA and subsequent approval may be delayed and cannot be guaranteed;

●	Our only product Neutrolin is only approved in Europe and is still in development in the United States, we do not have, and may never obtain, the regulatory approvals we need to market our product candidates outside of the European Union;

●	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues;

●	Successful development and commercialization of our other products is uncertain;

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business;

●	The successful commercialization of Neutrolin will depend on obtaining coverage and reimbursement for use of Neutrolin from third-party payors;

●	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects;

●	The ongoing COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials;

●	Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain;

●	Even if approved, our products will be subject to ongoing government regulation and regulatory approvals;

●	Competition and technological change may make our product candidates and technologies less attractive or obsolete;

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations;

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer;

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed;

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur;

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals;

●	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators;

●	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business;

●	If we and our licensors do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products;

●	Ongoing and future intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights;

●	The decisions by the European and German patent offices may affect patent rights in other jurisdictions;

●	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation;

●	We currently have no internal marketing and sales organization and currently rely and intend to continue to rely on third parties to market, sell, and distribute Neutrolin outside of the U.S. We may seek a sales partner in the U.S. if DefenCath receives FDA approval or we may undertake marketing and sales of DefenCath in the U.S. on our own. If we are unable to enter into or maintain agreements with third parties to market and sell DefenCath or any other product after approval or are unable to find a sales partner or establish our own marketing and sales capabilities, we may not be able to generate significant or any product revenues;

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility, we may be unable to meet demand for our products and we may lose potential revenues;

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products;

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete;

●	We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all;

●	We will depend on third party suppliers and contract manufacturers for the manufacturing of our product candidates and have no direct control over the cost of manufacturing our product candidates. Increases in the cost of manufacturing our product candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability;

●	We will need additional financing to fund our activities in the future, which likely will dilute our stockholders;

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price;

●	Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment;

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock;

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult;

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer; and

●	Because do not intend to pay cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless the value of our common stock appreciates and they sell their shares.

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

In March 2020, we began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted our request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As we announced in March 2021, the FDA informed us in its Complete Response Letter, or CRL, that it could not approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturing organization, or CMO. Additionally, the FDA required a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications.

In April 2021, we and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to us and the Post-Application Action Letter, or PAAL, received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. We and the CMO determined that additional process qualification was needed with subsequent validation to address these issues. The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with our request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. We believe that LPAD will provide additional flexibility for the FDA to approve DefenCath to reduce CRBSIs in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

On February 28, 2022, we resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, our third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. On March 28, 2022, we announced that the resubmission of the NDA for DefenCath has been accepted for filing by the FDA. The FDA considers the resubmission as a complete, Class 2 response with a six-month review cycle. The CMO has been notified that an onsite inspection by FDA will be scheduled during the review. There may be delays if travel restrictions are again imposed due to the ongoing COVID-19 pandemic.

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

In September 2019, our registration with the Saudi Arabia Food and Drug Administration, or the SFDA, expired. As a result, we cannot sell Neutrolin in Saudi Arabia and we do not intend to pursue renewal of our registration with the SFDA.

In May 2022, we announced that we expect to begin winding down our operations in the EU and discontinue Neutrolin sales in both the EU and the Middle East.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. In response to the COVID-19 pandemic, public health measures to reduce the spread of the virus have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such public health measures, including “shelter-in-place” orders, were previously lifted, at least partially, in many locations. However, an increase in the spread of COVID-19 and variants has led, and may continue to lead, to the re-imposition by many nations and U.S. of quarantine requirements for travelers from other regions and may lead to the re-imposition of “shelter-in-place” or other similar orders. Our program timelines may be negatively affected by COVID-19, which could materially and adversely affect its business, financial conditions and results of operations.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of March 31, 2022, we had an accumulated deficit of approximately $252.7 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through March 31, 2022, we have funded our operations primarily through debt and equity financings.

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

In addition to DefenCath, we are involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma in children. We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. Based on initial feasibility work, we are advancing pre-clinical studies for taurolidine-infused surgical meshes, suture materials and hydrogels. We will seek to establish development and commercial partnerships if these programs advance.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The following is a tabular presentation of our condensed consolidated operating results (in thousands):

	For the Three Months Ended March 31,		% of Change Increase
	2022	2021	(Decrease)
Revenue	$8	$88	(91)%
Cost of sales	(2)	(61)	(98)%
Gross profit	6	27	(77)%
Operating Expenses:
Research and development	(2,288)	(2,636)	(13)%
Selling, general and administrative	(4,751)	(4,601)	3%
Total operating expenses	(7,039)	(7,237)	(3)%
Loss from operations	(7,033)	(7,210)	(2)%
Interest income	14	3	274%
Foreign exchange transaction loss	(10)	(5)	108%
Interest expense	(5)	(5)	4%
Net loss	(7,034)	(7,217)	(3)%
Other comprehensive loss	(37)	(3)	1,070%
Comprehensive loss	$(7,071)	$(7,220)	(2)%

Revenue. Revenue for the three months ended March 31, 2022 was $8,000 as compared to $88,000 in the same period last year, a decrease of $80,000. The decrease was attributable to lower sales in the Middle East and European Union countries in 2022 as compared to the same period in 2021.

Cost of Sales. Cost of sales was $2,000 for the three months ended March 31, 2022 compared to $61,000 in the same period last year, a decrease of $59,000. The decrease was primarily attributable to the net decrease in cost of materials as a result of lower sales in 2022 as compared to the same period in 2021.

Research and Development Expense. R&D expense was $2,288,000 for the three months ended March 31, 2022, a decrease of $348,000, or 13%, from $2,636,000 for the same period in 2021. The decrease was driven by net decreases in personnel expenses and non-cash charges for stock-based compensation of $304,000 and $178,000, respectively, offset by an increase in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $163,000.

Selling, General and Administrative Expense. SG&A expense was $4,751,000 for the three months ended March 31, 2022, an increase of $150,000, or 3%, from $4,601,000 for the same period in 2021. The increase was primarily attributable to an increase in legal fees of $479,000, mainly due to the securities litigation, an increase in personnel expenses of $270,000, an increase in recruitment fees of $153,000 related to the search for chief executive officer and increases in general office expenses of $128,000. These increases were partially offset, among others of lesser significance, by a decrease in non-cash charges for stock-based compensation of $415,000, reduced costs related to marketing research studies in preparation for the potential marketing approval of DefenCath of $250,000, and a decrease in consulting fees of $225,000.

Interest Income. Interest income was $14,000 for the three months ended March 31, 2022 compared to $3,000 for the same period last year, an increase of $11,000. The increase was attributable to higher average of interest-bearing cash equivalents and short-term investments during the first quarter of 2022 as compared to the same period in 2021.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction loss of $10,000 was recorded for the three months ended March 31, 2022 compared to a loss of $5,000 for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Expense. Interest expense was $5,000 for the three months ended March 31, 2022 and 2021.

Other Comprehensive Loss. Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in losses of $37,000 and $3,000 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the three months ended March 31, 2022, we received net proceeds of $3,004,000 from the issuance of 641,542 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, as compared to $41,456,000 net proceeds for the same period in 2021 from the issuance of 3,737,862 shares of common stock. For the same period in 2021, we also received $125,000 from the exercise of warrants. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $6,744,000 as compared to $6,691,000 for the same period in 2021, an increase of $53,000, primarily driven by a decrease in non-cash stock-based compensation, partially offset by, among others of lesser significance, changes in accrued expenses, accounts payable, and prepaid expenses and other current assets.

Net Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was $4,188,000 as compared to $526,000 provided by in the same period in 2021. The net cash used in investing activities during the three months ended March 31, 2022 was mainly driven by increased amounts invested in short-term investments as compared to the same period in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $3,004,000 as compared to $41,581,000 for the same period in 2021, a decrease of $38,577,000. During the three months ended March 31, 2022, we generated net proceeds of $3,004,000 from the sale of our common stock in our ATM program as compared to $41,456,000 net proceeds during the same period in 2021. Additionally, during the same period in 2021, we generated net proceeds of $125,000 from the exercise of warrants.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of March 31, 2022 was $61,687,000, excluding restricted cash of $231,000, compared with $65,466,000 at December 31, 2021, excluding $234,000 restricted cash. As of March 31, 2022, we have approximately $46,880,000 available under our ATM program and $150,000,000 under the 2021 Shelf Registration statement for the issuance of equity, debt or equity-linked securities.

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

We currently estimate that we have sufficient cash on hand to fund operations at least through the first half of 2023. Additional financing may be required to build out our commercial infrastructure should we receive FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

For the three-month period ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, financing, exchange rates or other factors. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and short-term investments of $61.7 million and $65.5 million at March 31, 2022 and December 31, 2021, respectively, consisting primarily of funds in cash, money market accounts, U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the three months ended March 31, 2022.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2022

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2022.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Joseph Todisco joined the Company as our Chief Executive Officer effective May 10, 2022, and Dr. Matthew David continues to serve as our Chief Financial Officer. Aside from Mr. Todisco joining as our Chief Executive Officer, there were no changes in our internal control over financial reporting during our first quarter ended March 31, 2022, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaint names as defendants the Company, Khoso Baluch, Matthew David, Phoebe Mounts, John L. Armstrong, Robert Cook, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, and Greg Duncan, as well as two underwriters of the Company’s secondary stock offering, B. Riley Securities, Inc. and Needham & Company, LLC. The purported bases for these claims are alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form. The lead plaintiff purports to assert the Exchange Act claims on behalf of persons that purchased or otherwise acquired shares of our securities between October 16, 2019, and September 6, 2021, and purports to assert the Securities Act claims on behalf of persons that purchased shares of our securities pursuant or traceable to a secondary offering of stock that commenced on November 27, 2020. We intend to vigorously contest such claims and filed a motion to dismiss the current complaint in full, with prejudice, on February 21, 2022. As of this filing, the parties are adhering to the current schedule set by the Court: we and the other defendants refiled their motions to dismiss on March 28, 2022, the lead plaintiff filed an opposition to the Defendants’ motions to dismiss on April 27, 2022 and Defendants intend to file their reply briefs on or before May 27, 2022.

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

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 5. Other Information

As previously announced on March 17, 2021, our board of directors, or the Board, appointed Joseph Todisco as our Chief Executive Officer, to be effective on a date mutually acceptable to the Board and Mr. Todisco. Mr. Todisco joined as our Chief Executive Officer on May 10, 2022, pursuant to Mr. Todisco’s Executive Employment Agreement, dated and effective March 16, 2022, with the Company.

On May 2, 2022, Mr. Todisco notified the Compensation Committee that he intends to promote Elizabeth Masson-Hurlburt to Executive Vice President of Clinical and Medical Affairs shortly after beginning his tenure as Chief Executive Officer. On May 3, 2022, the Compensation Committee approved a one-time compensation adjustment to Ms. Masson-Hurlburt’s annual base salary, which will become $365,000 per year, effective upon the expansion of her role and responsibilities at our Company.

On May 10, 2022, we and Thomas Nusbickel came to a mutual agreement pursuant to which Mr. Nusbickel will separate from service as our Chief Commercial Officer, effective June 1, 2022. Mr. Nusbickel’s separation from service is treated as a termination by us without cause under his Employment Agreement dated April 29, 2021, with us (the “Employment Agreement”). If Mr. Nusbickel signs and does not revoke a separation agreement and release, Mr. Nusbickel will receive the severance payments and benefits described in the Employment Agreement with respect to a termination by us without cause. Mr. Nusbickel is bound by confidentiality, non-solicitation and non-competition covenants under the Employment Agreement. Following Mr. Nusbickel’s departure, our executive team, led by Mr. Todisco, will manage the responsibilities of a Chief Commercial Officer.

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
10.1

Executive Employment Agreement, dated and effective March 16, 2022, between CorMedix Inc. and Joseph Todisco (incorporated by reference to Exhibit 10.1 to CorMedix Inc.’s Current Report on Form 8-K filed on March 21, 2022).

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
101

The following materials from CorMedix Inc. Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: May 12, 2022	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)