Form 10-Q
period 2022-06-30
CorMedix Inc.
filed 2022-08-11
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the issuer’s common stock, as of August 8, 2022 was 41,111,277.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$48,929,895	$53,317,405
Restricted cash	121,214	131,567
Short-term investments	15,692,548	12,149,003
Trade receivables	-	45,368
Inventories	1,720	3,008
Prepaid research and development expenses	28,451	51,993
Other prepaid expenses and current assets	585,141	770,485
Total current assets	65,358,969	66,468,829
Property and equipment, net	1,448,305	1,474,937
Restricted cash, long-term	102,308	102,305
Operating lease right-of-use assets	838,121	899,505
TOTAL ASSETS	$67,747,703	$68,945,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,496,074	$2,209,552
Accrued expenses	2,648,626	3,014,156
Current portion of operating lease liabilities	127,408	121,368
Total current liabilities	5,272,108	5,345,076
Operating lease liabilities, net of current portion	736,855	802,433
TOTAL LIABILITIES	6,008,963	6,147,509

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at June 30, 2022 and December 31, 2021	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized; 41,106,777 and 38,086,437 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	41,107	38,086
Accumulated other comprehensive gain	39,519	87,130
Additional paid-in capital	321,956,046	308,331,750
Accumulated deficit	(260,298,114)	(245,659,081)
TOTAL STOCKHOLDERS’ EQUITY	61,738,740	62,798,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,747,703	$68,945,576

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Net sales	$21,253	$8,191	$28,889	$96,451
Cost of sales	(332)	(14,426)	(1,859)	(75,765)
Gross profit (loss)	20,921	(6,235)	27,030	20,686
Operating Expenses:
Research and development	(3,209,471)	(2,520,203)	(5,497,058)	(5,156,535)
Selling, general and administrative	(5,051,895)	(3,355,790)	(9,802,778)	(7,956,896)
Total Operating Expenses	(8,261,366)	(5,875,993)	(15,299,836)	(13,113,431)
Loss From Operations	(8,240,445)	(5,882,228)	(15,272,806)	(13,092,745)
Other Income (Expense):
Interest income	35,342	3,340	49,094	7,014
Foreign exchange transaction gain (loss)	18,232	(4,233)	8,026	(9,144)
Interest expense, including amortization of debt discount	(3,585)	-	(8,964)	(5,184)
Total Other Income (Expense)	49,989	(893)	48,156	(7,314)
Loss before income taxes	(8,190,456)	(5,883,121)	(15,224,650)	(13,100,059)
Tax benefit	585,617	1,250,186	585,617	1,250,186
Net Loss	(7,604,839)	(4,632,935)	(14,639,033)	(11,849,873)
Other Comprehensive Income (Loss):
Unrealized loss from investments	(1,316)	(662)	(35,488)	(315)
Foreign currency translation gain (loss)	(9,086)	1,017	(12,123)	(2,510)
Total Other Comprehensive Income (Loss)	(10,402)	355	(47,611)	(2,825)
Comprehensive Loss	$(7,615,241)	$(4,632,580)	$(14,686,644)	$(11,852,698)
Net Loss Per Common Share – Basic and Diluted	$(0.19)	$(0.12)	$(0.38)	$(0.32)
Weighted Average Common Shares Outstanding – Basic and Diluted	39,761,754	38,083,842	39,008,590	37,211,233

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2022

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at March 31, 2022	38,727,979	$38,728	181,622	$182	$49,921	$312,473,623	$(252,693,275)	$59,869,179

Stock issued in connection with ATM sale of common stock, net	2,378,798	2,379	-	-	-	8,408,777	-	8,411,156
Stock-based compensation	-	-	-	-	-	1,073,646	-	1,073,646
Other comprehensive loss	-	-	-	-	(10,402)	-	-	(10,402)
Net loss	-	-	-	-	-	-	(7,604,839)	(7,604,839)
Balance at June 30, 2022	41,106,777	$41,107	181,622	$182	$39,519	$321,956,046	$(260,298,114)	$61,738,740

For the six months ended June 30, 2022

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at December 31, 2021	38,086,437	$38,086	181,622	$182	$87,130	$308,331,750	$(245,659,081)	$62,798,067

Stock issued in connection with ATM sale of common stock, net	3,020,340	3,021	-	-	-	11,412,351	-	11,415,372
Stock-based compensation	-	-	-	-	-	2,211,945	-	2,211,945
Other comprehensive loss	-	-	-	-	(47,611)	-	-	(47,611)
Net loss	-	-	-	-	-	-	(14,639,033)	(14,639,033)
Balance at June 30, 2022	41,106,777	$41,107	181,622	$182	$39,519	$321,956,046	$(260,298,114)	$61,738,740

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2021

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at March 31, 2021	38,046,092	$38,046	181,622	$182	$98,826	$304,843,806	$(224,665,793)	$80,315,067

Stock issued in connection with warrants exercised, cash	7,611	7	-	-	-	39,950	-	39,957
Stock issued in connection with options exercised	32,734	33	-	-	-	137,002	-	137,035
Stock-based compensation	-	-	-	-	-	1,010,066	-	1,010,066
Other comprehensive income	-	-	-	-	355	-	-	355
Net loss	-	-	-	-	-	-	(4,632,935)	(4,632,935)
Balance at June 30, 2021	38,086,437	$38,086	181,622	$182	$99,181	$306,030,824	$(229,298,728)	$76,869,545

For the six months ended June 30, 2021

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance at December 31, 2020	33,558,096	$33,558	241,623	$242	$102,006	$261,536,061	$(217,448,855)	$44,223,012

Stock issued in connection with ATM sale of common stock, net	3,737,862	3,738	-	-	-	41,451,892	-	41,455,630
Stock issued in connection with warrants exercised, cash	31,407	31	-	-	-	164,855	-	164,886
Stock issued in connection with warrants exercised, cashless	70,269	70	-	-	-	(70)	-	-
Stock issued in connection with options exercised	32,734	33	-	-	-	137,002	-	137,035
Conversion of Series G preferred shares to common stock	556,069	556	(10,001)	(10)	-	(546)	-	-
Conversion of Series C-3 preferred shares to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Stock-based compensation	-	-	-	-	-	2,741,680	-	2,741,680
Other comprehensive loss	-	-	-	-	(2,825)	-	-	(2,825)
Net loss	-	-	-	-	-	-	(11,849,873)	(11,849,873)
Balance at June 30, 2021	38,086,437	$38,086	181,622	$182	$99,181	$306,030,824	$(229,298,728)	$76,869,545

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,639,033)	$(11,849,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,211,945	2,741,680
Change in right-of-use assets	61,383	56,350
Depreciation	40,819	24,277
Changes in operating assets and liabilities:
Decrease in trade receivables	43,738	72
Decrease in inventory	1,288	75,737
Decrease in prepaid expenses and other current assets	208,535	265,019
Increase (Decrease) in accounts payable	287,011	(184,681)
Decrease in accrued expenses	(362,604)	(857,924)
Decrease in operating lease liabilities	(59,539)	(52,983)
Net cash used in operating activities	(12,206,457)	(9,782,326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(14,279,033)	(7,595,280)
Maturity of short-term investments	10,700,000	6,879,685
Purchase of equipment	(14,187)	(18,698)
Net cash used in investing activities	(3,593,220)	(734,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	11,415,372	41,455,630
Proceeds from exercise of warrants	-	164,886
Proceeds from exercise of stock options	-	137,035
Net cash provided by financing activities	11,415,372	41,757,551
Foreign exchange effect on cash	(13,555)	(4,500)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,397,860)	31,236,432
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	53,551,277	42,096,783
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$49,153,417	$73,333,215
Cash paid for interest	$8,964	$5,184
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of Series G preferred stock to common stock	$-	$10
Conversion of Series C-3 preferred stock to common stock	$-	$50
Unrealized loss from investments	$(35,488)	$(315)

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The FDA granted the Company’s request for a rolling submission and review of the NDA which is designed to expedite the approval process for products being developed to address an unmet medical need. Although the FDA usually requires two pivotal clinical trials to provide substantial evidence of safety and effectiveness for approval of an NDA, the FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and investigation sites with procedures to ensure trial quality that has demonstrated a clinically meaningful and statistically very persuasive effect on prevention of a disease with potentially serious outcome.

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

On February 28, 2022, the Company resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, the Company’s third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. The FDA had stated that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle. On March 28, 2022, the Company announced that the resubmission of the NDA for DefenCath has been accepted for filing by the FDA. The FDA considers the resubmission as a complete, Class 2 response with a six-month review cycle. The CMO has notified the Company that an onsite inspection by the FDA was conducted that resulted in FORM FDA 483 observations that are being addressed. The CMO submitted responses to the inspectional observations along with a corrective action plan and requested a meeting with the FDA to discuss. The Company also has been notified by its supplier of heparin, an active pharmaceutical ingredient, or API, for DefenCath, that an inspection by the FDA for an unrelated API, has resulted in a Warning Letter due to deviations from good manufacturing practices for the unrelated API.

On August 8, 2022, the Company announced receipt of a second CRL from the FDA regarding its DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for the Company prior to resubmission of the NDA. As part of the NDA review process, the FDA has also notified the Company that although the tradename DefenCath was conditionally approved, the FDA now has identified potential confusion with another pending product name that is also under review. The ultimate acceptability of the Company’s proposed tradename is dependent upon which application is approved first. As a precaution, the Company has already submitted an alternative proprietary name to the FDA which will undergo review.

The Company also announced that it has finalized an agreement with Alcami Corporation, or Alcami, a U.S. based contract manufacturer with proven capabilities for manufacturing commercial sterile parenteral drug products. Alcami will function as a manufacturing site for DefenCath for the U.S. market, and the Company expects to be able to submit a supplement to its NDA application around the end of the first quarter of 2023 to request approval from FDA for DefenCath manufacturing. As part of the technology transfer and validation of the manufacturing process at Alcami, the Company also expects to qualify an alternate source of heparin API sourced from a major U.S. supplier.

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

In addition to DefenCath, the Company has sponsored a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. The Company intends to seek one or more strategic partners or other sources of capital to help develop and commercialize taurolidine for the treatment of neuroblastoma in children. The Company is also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. The Company will seek to establish development/commercial partnerships as these programs advance.

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

As announced in May 2022, the Company has begun the process of winding down its operations in the EU and expects to discontinue Neutrolin sales in both the EU and the Middle East.

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

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2022, the Company had an accumulated deficit of $260.3 million, and incurred net losses of $7.6 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively, and $14.6 million and $11.8 million for the six months ended June 30, 2022 and 2021, respectively. Based on the Company’s current development plans for DefenCath/Neutrolin in both the U.S. and foreign markets and its other operating requirements, the Company’s existing cash and cash equivalents and short-term investments at June 30, 2022 are expected to fund its operations at least through the third quarter of 2023.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of June 30, 2022, the Company has $38.2 million available under its At-the-Market Issuance Sales Agreement (the “ATM program”) and has $150.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 3).

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

The COVID-19 pandemic and government measures taken in response to the pandemic have had a significant impact, both direct and indirect, on businesses and commerce. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures were implemented across much of the United States, Europe and Asia, including in the locations of the Company’s offices, clinical trial sites, key vendors and partners. A resurgence of the COVID-19 pandemic may impact the Company’s program timelines which could materially and adversely affect its business, financial conditions and results of operations.

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

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2022 presentation. Non-cash lease expense, as presented on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2021, is now presented as change in right-of-use assets and change in operating lease liabilities.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s condensed consolidated statement of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$48,929,895	$53,317,405
Restricted cash	223,522	233,872
Total cash, cash equivalents and restricted cash	$49,153,417	$53,551,277

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at June 30, 2022 or December 31, 2021.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of June 30, 2022 and December 31, 2021, all of the Company’s investments had contractual maturities of less than one year. As of June 30, 2022, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2022:
Money Market Funds included in Cash Equivalents	$6,950,998	$(695)	$-	$6,950,303
U.S. Government Agency Securities	9,122,516	(14,117)	-	9,108,399
Corporate Securities	4,015,563	(17,398)	-	3,998,165
Commercial Paper	2,594,919	(8,935)	-	2,585,984
Subtotal	15,732,998	(40,450)	-	15,692,548
Total June 30, 2022	$22,683,996	$(41,145)	$-	$22,642,851
December 31, 2021:
Money Market Funds included in Cash Equivalents	$10,462,877	$(23)	$-	$10,462,854
U.S. Government Agency Securities	2,806,597	(1,261)	-	2,805,336
Corporate Securities	7,548,493	(4,467)	1	7,544,027
Commercial Paper	1,799,548	-	92	1,799,640
Subtotal	12,154,638	(5,728)	93	12,149,003
Total December 31, 2021	$22,617,515	$(5,751)	$93	$22,611,857

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	Carrying Value	Level 1	Level 2	Level 3
June 30, 2022:
Money Market Funds and Cash Equivalents	$6,950,303	$6,950,303	$-	$-
U.S. Government Agency Securities	9,108,399	9,108,399	-
Corporate Securities	3,998,165	-	3,998,165	-
Commercial Paper	2,585,984	-	2,585,984	-
Subtotal	15,692,548	9,108,399	6,584,149	$-
Total June 30, 2022	$22,642,851	$16,058,702	$6,584,149	$-
December 31, 2021:
Money Market Funds and Cash Equivalents	$10,462,854	$10,462,854	$-	$-
U.S. Government Agency Securities	2,805,336	2,805,336	-
Corporate Securities	7,544,027	-	7,544,027	-
Commercial Paper	1,799,640	-	1,799,640	-
Subtotal	12,149,003	2,805,336	9,343,667	-
Total December 31, 2021	$22,611,857	$13,268,190	$9,343,667	$-

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in U.S. Dollars, or USD, the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the period in which the income and expenses were recognized. Translation gains and losses are included in other comprehensive income (loss). The Company had a foreign currency translation loss of $9,000 and a gain of $1,000 for the three months ended June 30, 2022 and 2021, respectively.

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

Restricted Cash

As of June 30, 2022 and December 31, 2021, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4).  The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. As of June 30, 2022 and December 31, 2021, restricted cash in connection with the patent and utility model infringement proceedings were $121,000 and $132,000, respectively.

As of June 30, 2022, the Company had $102,000 in long-term restricted cash for a lease security deposit.

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

Inventories

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the DefenCath/Neutrolin product. Inventories consist of the following:

	June 30, 2022	December 31, 2021
Finished goods	$1,720	$3,008

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Professional and consulting fees	$589,885	$311,408
Accrued payroll and payroll taxes	1,787,260	2,508,398
Manufacturing development related	186,539	99,614
Other	84,942	94,736
Total	$2,648,626	$3,014,156

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

	Six Months Ended June 30,
	2022	2021
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	4,000	4,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding warrants	56,455	56,455
Shares underlying outstanding stock options	4,433,285	3,765,746
Restricted stock units	207,469	-
Total potentially dilutive shares	10,146,140	9,271,132

Stock-Based Compensation

Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance-based conditions. Stock-based compensation is recognized as expense over the requisite service period on a straight-line basis or when the achievement of the performance condition is probable. For options with market-based vesting, share-based compensation cost is measured at grant date using the Monte Carlo option pricing model and the expense is recognized over the derived service period. For each restricted stock units, the fair value was estimated to be the closing price of the Company’s common stock on each date of grant.

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

Note 3 — Stockholders’ Equity:

Common Stock

In November 2020, the Company filed a shelf registration statement (the “2020 Shelf Registration”), under which the Company could issue and sell up to an aggregate of $100.0 million of shares of its common stock. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with FBR Securities, Inc. (formerly known as B. Riley FBR Inc.) and Needham & Company, LLC, as sales agents. The Amended Sales Agreement relates to the sale of shares of the Company’s common stock under its at-the-market program (“ATM program”), of which the Company may issue and sell common stock from time to time through the sales agents, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. The Company allocated to its ATM program an aggregate of $50.0 million out of the $100.0 million total under the 2020 Shelf Registration leaving a balance of $50.0 million as of June 30, 2021.

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

During the six months ended June 30, 2022 and 2021, the Company sold an aggregate of 3,020,340 and 3,737,862 shares of its common stock under the ATM program, respectively, and realized net proceeds of $11,415,000 and $41,456,000, respectively.

As of June 30, 2022, the Company has $38.2 million available under its ATM program with Truist Securities, Inc. and JMP Securities LLC, and it has $150.0 million available under the 2021 Shelf Registration for the issuance of equity, debt or equity-linked securities.

During the six months ended June 30, 2021, the Company issued an aggregate of 656,069 shares of its common stock upon conversion of 50,000 Series C-3 preferred shares by an unrelated party and 10,001 Series G preferred shares by a related party.

During the six months ended June 30, 2021, the Company issued an aggregate of 31,407 shares of its common stock, upon cash exercise of warrants, resulting in net proceeds to the Company of $165,000.

During the six months ended June 30, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

During the six months ended June 30, 2021, the Company issued an aggregate of 32,734 shares of its common stock upon exercise of stock options, resulting in net proceeds to the Company of $137,000.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock in one or more series without stockholder approval. The Company’s board of directors (the “Board”) has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Of the 2,000,000 shares of preferred stock authorized and designated by the Company’s Board, all with par value of $0.001 per share, the following are outstanding:

	As of June 30, 2022			As of December 31, 2021
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665	181,622		$21,291,665

During the six months ended June 30, 2021, 50,000 Series C-3 preferred shares was converted into 100,000 shares of the Company’s common stock by an unrelated party and 10,001 Series G preferred shares was converted into 556,069 shares of the Company’s common stock by a related party.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Stock Options

During the six months ended June 30, 2022 and 2021, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,377,850 and 1,389,700 shares of the Company’s common stock under the 2019 Stock Incentive Plan, respectively. The weighted average exercise price of these options is $3.73 and $8.48 per share, respectively.

During the three and six months ended June 30, 2022, total compensation expense for stock options issued to employees, directors, officers and consultants was $1,024,000 and $2,162,000, respectively, and $1,010,000 and $2,742,000 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, there was approximately $5,962,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.6 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the six months ended June 30, 2022:

Expected term	5 years
Volatility weighted average	101.17%
Dividend yield weighted average	0.0%
Risk-free interest rate weighted average	2.30%
Weighted average grant date fair value of options granted during the period	$2.82

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

Restricted Stock Units

On May 10, 2022, the Company granted 207,469 restricted stock units (“RSUs”) to its chief executive officer under its 2019 Omnibus Stock Incentive Plan with a weighted average grant date fair value of $3.38 per share. The fair market value of the RSUs was estimated to be the closing price of the Company’s common stock on the date of grant. These RSUs vest as to 50% on the first anniversary of the grant date, as to 30% on the second anniversary of the grant date, and as to 20% on the third anniversary of the grant date, subject to continued service as an employee or consultant through the applicable vesting date.

During the three and six months ended June 30, 2022, compensation expense recorded for the RSUs was $50,000. Unrecognized compensation expense for these RSUs amounted to $651,000. The expected weighted average period for the expense to be recognized is 1.6 years.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Warrants

During the six months ended June 30, 2021, the Company issued an aggregate of 31,407 shares of its common stock, upon cash exercise of warrants, resulting in net proceeds to the Company of $165,000. There were no cash exercises of warrants during the six months ended June 30, 2022.

During the six months ended June 30, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants. There were no cashless exercises of warrants during the six months ended June 30, 2022.

As of June 30, 2022, there were 56,455 outstanding warrants with a weighted average exercise price of $5.25 per share and a weighted average remaining contractual life of 0.11 years.

Note 4 — Commitments and Contingencies:

Contingency Matters

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaint names as defendants the Company, Khoso Baluch, Matthew David, Phoebe Mounts, John L. Armstrong, Robert Cook, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, and Greg Duncan, as well as two underwriters of the Company’s secondary stock offering, B. Riley Securities, Inc. and Needham & Company, LLC. The purported bases for these claims are alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form. The lead plaintiff purports to assert the Exchange Act claims on behalf of persons that purchased or otherwise acquired shares of the Company’s securities between October 16, 2019, and September 6, 2021, and purports to assert the Securities Act claims on behalf of persons that purchased shares of the Company’s securities pursuant or traceable to a secondary offering of stock that commenced on November 27, 2020. The Company intends to vigorously contest such claims and filed a motion to dismiss the current complaint in full, with prejudice, on February 21, 2022. As of this filing, the parties are adhering to the current schedule set by the Court: the Company and the other defendants refiled their motions to dismiss on March 28, 2022, the lead plaintiff filed an opposition to the Defendants’ motions to dismiss on April 27, 2022 and Defendants filed their reply brief on May 26, 2022.

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW (the “Derivative Litigation”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, and Phoebe Mounts along with the Company as Nominal Defendant.  The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the defendants and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. The Company intends to vigorously contest such claims. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit described in the foregoing paragraph is pending. The stay may be terminated before the motion to dismiss is resolved according to certain circumstances described in the stipulation available on the Court’s public docket.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

On or about June 23, 2022, the Company’s Board received a letter demanding it investigate and pursue causes of action, purportedly on behalf of Company, against certain current and former directors, officers, and/or other employees of the Company (the “Letter”), which the Board believes are duplicative of the claims already asserted in the Derivative Litigation. The Board will consider the Letter at an appropriate time, as circumstances warrant, as it continues to monitor the progress of the Derivative Litigation.

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

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. The Company disagrees with this decision and has appealed the decision. The Company continues to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that the Company will prevail in this matter. A hearing has been scheduled for October 27, 2022 by the EPO Board of Appeals.

 On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany.  In the complaint, the Company alleged violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. The Company sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. Hearings in this matter were held in the District Court of Cologne, Germany on November 19, 2015, on November 15, 2016 and on November 20, 2018. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. The Company therefore appealed in January 2019. An oral hearing was held on September 6, 2019. In view of new arguments brought forward in this hearing, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in the Company’s favor. In a supplementary expert opinion submitted after the Company had brought forward arguments against the first expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court, as well as both parties, asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss the complaint of the Company, if the Company did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, the Company withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by legal counsel of the Company. The Company reimbursed costs in the amount of approximately $41,000 plus interest to TauroPharm.

 In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of June 30, 2022, the aggregate deposit was approximately $121,000, which the Company recorded as restricted cash on the condensed consolidated balance sheets.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of June 30, 2022 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of June 30, 2022 and 2021. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended June 30, 2022 and 2021.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months and six months ended June 30, 2022 was approximately $52,000 and $104,000, respectively, and $52,000 and $105,000 for the three and six months ended June 30, 2021, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At June 30, 2022, the Company has a total operating lease liability of $864,000, of which $127,000 was classified as operating lease liabilities, short-term and $737,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. At December 31, 2021, the Company’s total operating lease liability was $924,000 of which $122,000 was classified as operating lease liabilities, short-term and $802,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of June 30, 2022 and December 31, 2021 are $838,000 and $900,000, respectively.

For the three and six months ended June 30, 2022, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $50,000 and $100,000, respectively, and $45,000 and $97,000 for the three and six months ended June 30, 2021, respectively.

The weighted average remaining lease term as of June 30, 2022 and 2021 were 5.3 and 6.3 years, respectively, and the weighted average discount rate for operating leases was 9% at June 30, 2022 and 2021.

As of June 30, 2022, maturities of lease liabilities were as follows:

2022 (excluding the six months ended June 30, 2022)	$100,000
2023	202,000
2024	205,000
2025	208,000
2026 and thereafter	380,000
Total future minimum lease payments	1,095,000
Less imputed interest	(231,000)
Total	$864,000

Note 6 — Concentrations:

At June 30, 2022, there were no net accounts receivable from a customer that exceeded 10% of the Company’s accounts receivable and at December 31, 2021, one customer had exceeded 10% of the Company’s accounts receivable (100%). During the three months ended June 30, 2022, the Company had revenue from two customers that exceeded 10% of its total sales, 79% and 14%. During the six months ended June 30, 2022, the Company had revenue from two customers that each exceeded 10% of its total sales 66% and 23%. During the three months ended June 30, 2021, the Company had revenue from two customers that exceeded 10% of its total sales, 64% and 32%. During the six months ended June 30, 2021, the Company had revenue from three customers that each exceeded 10% of its total sales 43%, 26% and 13%.

Note 7 — Subsequent Events:

On August 8, 2022, the Company announced receipt of a second CRL from the FDA regarding its DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for the Company prior to resubmission of the NDA. As part of the NDA review process, the FDA has also notified the Company that although the tradename DefenCath was conditionally approved, the FDA now has identified potential confusion with another pending product name that is also under review. The ultimate acceptability of the Company’s proposed tradename is dependent upon which application is approved first. As a precaution, the Company has already submitted an alternative proprietary name to the FDA which will undergo review.

The Company also announced that it has finalized an agreement with Alcami Corporation, or Alcami, a U.S. based contract manufacturer with proven capabilities for manufacturing commercial sterile parenteral drug products. Alcami will function as a manufacturing site for DefenCath for the U.S. market, and the Company expects to be able to submit a supplement to its NDA application around the end of the first quarter of 2023 to request approval from FDA for DefenCath manufacturing. As part of the technology transfer and validation of the manufacturing process at Alcami, the Company also expects to qualify an alternate source of heparin API sourced from a major U.S. supplier. Alcami, as well as the alternate supplier of heparin, have a robust history of U.S. FDA GMP inspections and approvals.

On August 1, 2022, the Center for Medicare & Medicaid Services, or CMS, published in the Federal Register the conditional New Technology Add on Payment, or NTAP, reimbursement for DefenCath of $4,387.50 per average hospital stay, which assumes 3 vials of DefenCath utilized for catheter locks following 3 dialysis sessions. The NTAP is conditioned upon DefenCath obtaining final FDA approval of the NDA prior to July 1, 2023, and would take effect in the first calendar quarter following the FDA approval of the NDA. NTAP reimbursement would be specific to hospital inpatient utilization of DefenCath, and the $1,462.50 per vial reimbursement is derived from an expected wholesale acquisition cost, or WAC, price of $1,950.00 per vial. The WAC price of a pharmaceutical is essentially the gross list price for a drug product, and not necessarily representative of the ultimate net price charged to a hospital, institution or clinic. The Company intends to submit a duplicate NTAP application to CMS this October, in order to preserve its ability to obtain a new NTAP, should final FDA approval not be obtained prior to July 1, 2023.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Set forth below is a summary of the principal risks we face:

●	We have a history of operating losses, expect to incur additional operating losses in the future, and may never be profitable;

●	Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for DefenCath and Neutrolin;

●	We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights;

●	The NDA for DefenCath, our lead product candidate, cannot be resubmitted for FDA approval, until the CMO and our heparin supplier address inspectional observations to the satisfaction of the FDA, which may be delayed and cannot be guaranteed;

●	Our third-party contract manufacturers and suppliers are subject to regulatory inspections and any compliance action taken by the FDA, even if unrelated to our product, could impact the timing of DefenCath approval or ongoing commercial supply and may be unable to address the deficiencies identified by the FDA;

●	Our only product Neutrolin is only approved in Europe and is still in development in the United States, we do not have, and may never obtain, the regulatory approvals we need to market our product candidates outside of the European Union;

●	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues;

●	Successful development and commercialization of our other products is uncertain;

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business;

●	The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement for use of DefenCath from third-party payors;

●	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects;

●	The ongoing COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials;

●	Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain;

●	Even if approved, our products will be subject to ongoing government regulation and regulatory approvals;

●	Competition and technological change may make our product candidates and technologies less attractive or obsolete;

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations;

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer;

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed;

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur;

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals;

●	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators;

●	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business;

●	If we and our licensors do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products;

●	Ongoing and future intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights;

●	The decisions by the European and German patent offices may affect patent rights in other jurisdictions;

●	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation;

●	We currently have limited internal marketing and sales personnel and currently rely and intend to continue to rely on third parties to market, sell, and distribute Neutrolin outside of the U.S. We may seek a sales partner in the U.S. if DefenCath receives FDA approval or we may undertake marketing and sales of DefenCath in the U.S. on our own. If we are unable to enter into or maintain agreements with third parties to market and sell DefenCath or any other product after approval or are unable to find a sales partner or establish our own marketing and sales capabilities, we may not be able to generate significant or any product revenues;

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain or maintain regulatory approvals for a manufacturing facility, we may be unable to meet demand for our products and we may lose potential revenues;

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products;

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete;

●	We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all;

●	We will depend on third party suppliers and contract manufacturers for the manufacturing of our product candidates and have no direct control over the cost of manufacturing our product candidates. Increases in the cost of manufacturing our product candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability;

●	We will need additional financing to fund our activities in the future, which likely will dilute our stockholders;

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price;

●	Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment;

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock;

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult;

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer; and

●	Because do not intend to pay cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless the value of our common stock appreciates and they sell their shares.

Overview

CorMedix Inc. and our wholly owned German subsidiaries, CorMedix Europe GmbH and CorMedix Spain, S.L.U. (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

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

On February 28, 2022, we resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, our third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. On March 28, 2022, we announced that the resubmission of the NDA for DefenCath has been accepted for filing by the FDA. The FDA considers the resubmission as a complete, Class 2 response with a six-month review cycle. The CMO has notified us that an onsite inspection by the FDA was conducted that resulted in FORM FDA 483 observations that are being addressed. The CMO submitted responses to the inspectional observations along with a corrective action plan and requested a meeting with the FDA to discuss. We also have been notified by our supplier of heparin, an active pharmaceutical ingredient, or API, for DefenCath, that an inspection by the FDA for an unrelated API has resulted in a Warning Letter due to deviations from good manufacturing practices for the unrelated API.

On August 8, 2022, we announced receipt of a second CRL from the FDA regarding our DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for us prior to resubmission of the NDA. As part of the NDA review process, the FDA has also notified us that although the tradename DefenCath was conditionally approved, the FDA now has identified potential confusion with another pending product name that is also under review. The ultimate acceptability of our proposed tradename is dependent upon which application is approved first. As a precaution, we have already submitted an alternative proprietary name to the FDA which will undergo review.

We also announced that we have finalized an agreement with Alcami Corporation, or Alcami, a U.S. based contract manufacturer with proven capabilities for manufacturing commercial sterile parenteral drug products. Alcami will function as a manufacturing site for DefenCath for the U.S. market, and we expect to be able to submit a supplement to our NDA application around the end of the first quarter of 2023 to request approval from FDA for DefenCath manufacturing. As part of the technology transfer and validation of the manufacturing process at Alcami, we also expect to qualify an alternate source of heparin API sourced from a major U.S. supplier.

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

In April 2022, we received approximately $586,000, net of expenses, from the sale of our unused New Jersey net operating losses (“NOL”), that was eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed us to sell all of our available NOL tax benefits for the state fiscal year 2021 in the amount of approximately $626,000.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. In response to the COVID-19 pandemic, public health measures to reduce the spread of the virus were implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such public health measures, including “shelter-in-place” orders, were previously lifted, at least partially, in many locations. However, an increase in the spread of COVID-19 and variants has led, and may continue to lead, to the re-imposition by many nations and U.S. of quarantine requirements for travelers from other regions and may lead to the re-imposition of “shelter-in-place” or other similar orders. Our program timelines may be negatively affected by COVID-19, which could materially and adversely affect its business, financial conditions and results of operations.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property.  As of June 30, 2022, we had an accumulated deficit of approximately $260.3 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through June 30, 2022, we have funded our operations primarily through debt and equity financings.

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

We are pursuing additional opportunities to generate value from taurolidine, an active component of DefenCath. Based on initial feasibility work, we have completed an initial round of pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels.

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

Results of Operations

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

The following is a tabular presentation of our condensed consolidated operating results (in thousands):

	For the Three Months Ended		%	For the Six Months Ended		%
	June 30,		Increase	June 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenue	$21,253	$8,191	159%	$28,889	$96,451	(70)%
Cost of sales	(332)	(14,426)	(98)%	(1,859)	(75,765)	(98)%
Gross profit (loss)	20,921	(6,235)	(436)%	27,030	20,686	31%
Operating Expenses:
Research and development	(3,209,471)	(2,520,203)	27%	(5,497,058)	(5,156,535)	7%
Selling, general and administrative	(5,051,895)	(3,355,790)	51%	(9,802,778)	(7,956,896)	23%
Total operating expenses	(8,261,366)	(5,875,993)	41%	(15,299,836)	(13,113,431)	17%
Loss from operations	(8,240,445)	(5,882,228)	40%	(15,272,806)	(13,092,745)	17%
Interest income	35,342	3,340	958%	49,094	7,014	600%
Foreign exchange transaction gain (loss)	18,232	(4,233)	(531)%	8,026	(9,144)	(188)%
Interest expense	(3,585)	-	100%	(8,964)	(5,184)	73%
Total other income (expense)	49,989	(893)	(5,695)%	48,156	(7,314)	(758)%
Loss before income taxes	(8,190,456)	(5,883,121)	39%	(15,224,650)	(13,100,059)	16%
Tax benefit	585,617	1,250,186	(53)%	585,617	1,250,186	(53)%
Net loss	(7,604,839)	(4,632,935)	64%	(14,639,033)	(11,849,873)	24%
Other comprehensive income (loss)	(10,402)	355	(3,036)%	(47,611)	(2,825)	1,586%
Comprehensive loss	$(7,615,241)	$(4,632,580)	64%	$(14,686,644)	$(11,852,698)	24%

Revenue. Revenue for the three months ended June 30, 2022 was $21,000 as compared to $8,000 in the same period last year, an increase of $13,000. The increase was attributable to higher sales in the European Union countries in 2022 as compared to the same period in 2021.

Revenue for the six months ended June 30, 2022 was $29,000 as compared to $96,000 in the same period last year, a decrease of $67,000. The decrease was attributable to lower sales in the Middle East and European Union countries in 2022 as compared to the same period in 2021.

Cost of Sales. Cost of sales was $300 for the three months ended June 30, 2022 compared to $14,000 in the same period last year, a decrease of $14,000. The decrease was primarily attributable to sales of inventory that was previously reserved in prior periods due to short shelf life.

Cost of sales was $2,000 for the six months ended June 30, 2022 compared to $76,000 in the same period last year, a decrease of $74,000. The decrease was primarily attributable to the net decrease in cost of materials as a result of lower sales in 2022 as compared to the same period in 2021.

Research and Development Expense. R&D expense was $3,209,000 for the three months ended June 30, 2022, an increase of $689,000, or 27%, from $2,520,000 for the same period in 2021. The increase was driven by an increase in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $1,260,000, offset by net decreases in personnel expenses, consulting fees and clinical trial expenses of $191,000, $160,000 and $157,000, respectively. There was also a decrease in non-cash charges for stock-based for stock-based compensation of $52,000.

R&D expense was $5,497,000 for the six months ended June 30, 2022, an increase of $340,000, or 7%, from $5,157,000 for the same period in 2021. The increase was driven by an increase in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $1,423,000, offset by net decreases in personnel expenses, clinical trial expenses and consulting fees of $494,000, $209,000 and $134,000, respectively. There was also a decrease in non-cash charges for stock-based compensation of $231,000.

Selling, General and Administrative Expense. SG&A expense was $5,052,000 for the three months ended June 30, 2022, an increase of $1,696,000, or 51%, from $3,356,000 for the same period in 2021. The increase was primarily attributable to an increase in costs related to market research studies and pre-launch activities in preparation for the potential marketing approval of DefenCath of $681,000, net increase in personnel expenses of $450,000 and increases in legal fees and non-cash charges for stock-based compensation of $477,000 and $116,000, respectively. These increases were partially offset, among others of lesser significance, by a decrease in consulting fees of $103,000.

SG&A expense was $9,803,000 for the six months ended June 30, 2022, an increase of $1,846,000, or 23%, from $7,957,000 for the same period in 2021. The increase was primarily attributable to an increase in legal fees of $956,000, mainly due to the securities litigation, an increase in personnel expenses of $720,000, an increase in costs related to market research studies and pre-launch activities in preparation for the potential marketing approval of DefenCath of $431,000, increases in general office expenses of $210,000, and an increase in recruitment fees of $135,000. These increases were partially offset, among others of lesser significance, by a decrease in consulting fees of $328,000 and a decrease in non-cash charges for stock-based compensation of $299,000.

Interest Income. Interest income was $35,000 for the three months ended June 30, 2022 compared to $3,000 for the same period last year, an increase of $32,000. The increase was attributable to higher interest rates on our interest-bearing cash equivalents and short-term investments during the second quarter of 2022 as compared to the same period in 2021.

Interest income was $49,000 for the six months ended June 30, 2022 compared to $7,000 for the same period last year, an increase of $42,000. The increase was attributable to higher interest rates on our interest-bearing cash equivalents and short-term investments during the first half of 2022 as compared to the same period in 2021.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction gain of $18,000 was recorded for the three months ended June 30, 2022 compared to a loss of $4,000 for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

A foreign exchange transaction gain of $8,000 was recorded for the six months ended June 30, 2022 compared to a loss of $9,000 for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Expense. Interest expense was $4,000 for the three months ended June 30, 2022 as compared to $0 for the three months ended June 30, 2021, an increase of $4,000.

Interest expense was $9,000 for the six months ended June 30, 2022 as compared to $5,000 for the six months ended June 30, 2021, an increase of $4,000.

Tax Benefit. Tax benefits for the three and six months ended June 30, 2022 and 2021 of $586,000 and $1,250,000, respectively, was an income tax benefit due to the sale of our unused NOL for the state fiscal years 2021 and 2020, respectively, through the NJEDA Program.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in a loss of $10,000 and a gain of $400 for the three months ended June 30, 2022 and 2021, respectively.

Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in losses of $48,000 and $3,000 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the six months ended June 30, 2022, we received net proceeds of $11,415,000 from the issuance of 3,020,340 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, as compared to $41,456,000 net proceeds for the same period in 2021 from the issuance of 3,737,862 shares of common stock. For the same period in 2021, we also received $165,000 from the exercise of warrants. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $12,206,000 as compared to $9,782,000 for the same period in 2021, an increase of $2,424,000, primarily driven by an increase in net loss of $2,789,000, primarily attributable to an increase in operating expenses as compared to the same period in 2021.

 Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $3,593,000 as compared to $734,000 for the same period in 2021. The increase in the net cash used in investing activities during the six months ended June 30, 2022 was mainly driven by the higher amount invested in short-term investments as compared to the same period in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $11,415,000 as compared to $41,758,000 for the same period in 2021, a decrease of $30,343,000. During the six months ended June 30, 2022, we generated net proceeds of $11,415,000 from the sale of our common stock in our ATM program as compared to $41,456,000 net proceeds during the same period in 2021. Additionally, during the same period in 2021, we generated net proceeds of $165,000 and $137,000 from the exercise of warrants and stock options, respectively.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of June 30, 2022 was $64,622,000, excluding restricted cash of $224,000, compared with $65,466,000 at December 31, 2021, excluding $234,000 restricted cash. As of June 30, 2022, we have approximately $38,199,000 available under our ATM program and $150,000,000 under the 2021 Shelf Registration statement for the issuance of equity, debt or equity-linked securities.

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

We currently estimate that we have sufficient cash on hand to fund operations at least through the third quarter of 2023. Additional financing may be required to build out our commercial infrastructure should we receive FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

For the six-month period ended June 30, 2022, there were no significant changes to our critical accounting policies and estimates as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We had cash, cash equivalents and short-term investments of $64,600,000 and $65,500,000 at June 30, 2022 and December 31, 2021, respectively, consisting primarily of funds in cash, money market accounts, U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the six months ended June 30, 2022.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2022.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Joseph Todisco joined the Company as our Chief Executive Officer effective May 10, 2022, and Dr. Matthew David continues to serve as our Chief Financial Officer. Aside from Mr. Todisco joining as our Chief Executive Officer, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaint names as defendants the Company, Khoso Baluch, Matthew David, Phoebe Mounts, John L. Armstrong, Robert Cook, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, and Greg Duncan, as well as two underwriters of the Company’s secondary stock offering, B. Riley Securities, Inc. and Needham & Company, LLC. The purported bases for these claims are alleged misstatements and omissions in connection with the NDA submitted to the FDA for DefenCath, and the subsequent notification by the FDA that the NDA could not be approved in its present form. The lead plaintiff purports to assert the Exchange Act claims on behalf of persons that purchased or otherwise acquired shares of our securities between October 16, 2019, and September 6, 2021, and purports to assert the Securities Act claims on behalf of persons that purchased shares of our securities pursuant or traceable to a secondary offering of stock that commenced on November 27, 2020. We intend to vigorously contest such claims and filed a motion to dismiss the current complaint in full, with prejudice, on February 21, 2022. As of this filing, the parties are adhering to the current schedule set by the Court: we and the other defendants refiled their motions to dismiss on March 28, 2022, the lead plaintiff filed an opposition to the Defendants’ motions to dismiss on April 27, 2022 and Defendants filed their reply brief on May 26, 2022.

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

On or about June 23, 2022, the Board received a letter demanding it investigate and pursue causes of action, purportedly on our behalf, against certain current and former directors, officers, and/or other employees of our company (the “Letter”), which the Board believes are duplicative of the claims already asserted in the Derivative Litigation. The Board will consider the Letter at an appropriate time, as circumstances warrant, as it continues to monitor the progress of the Derivative Litigation.

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

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and have appealed the decision. We continue to believe that the Prosl European Patent is indeed novel and that its validity should be maintained. There can be no assurance that we will prevail in this matter. A hearing has been scheduled for October 27, 2022 by the EPO Board of Appeals.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. On January 14, 2016, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court’s interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the Court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. Both parties have submitted further writs in this matter and the Court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. However, we intend to continue to pursue this matter, and still believe firmly that our claims are well-founded. We have therefore appealed in January 2019 and filed our grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which our legal counsel brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor, but we have filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in our submission. In the supplementary expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court, as well as both parties, asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss our complaint, if we did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, we withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by our legal counsel. We reimbursed costs in the amount of approximately $41,000 plus interest to TauroPharm.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 5. Other Information

On August 8, 2022, we announced receipt of a second CRL from the FDA regarding our DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for us prior to resubmission of the NDA. As part of the NDA review process, the FDA has also notified us that although the tradename DefenCath was conditionally approved, the FDA now has identified potential confusion with another pending product name that is also under review. The ultimate acceptability of our proposed tradename is dependent upon which application is approved first. As a precaution, we have already submitted an alternative proprietary name to the FDA which will undergo review.

We also announced that we have finalized an agreement with Alcami Corporation, or Alcami, a U.S. based contract manufacturer with proven capabilities for manufacturing commercial sterile parenteral drug products. Alcami will function as a manufacturing site for DefenCath for the U.S. market, and we expect to be able to submit a supplement to our NDA application around the end of the first quarter of 2023 to request approval from FDA for DefenCath manufacturing. As part of the technology transfer and validation of the manufacturing process at Alcami, we also expect to qualify an alternate source of heparin API sourced from a major U.S. supplier.

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: August 11, 2022	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)