Form 10-Q
period 2022-09-30
CorMedix Inc.
filed 2022-11-10
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer’s common stock, as of November 8, 2022 was 41,282,134.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$43,254,116	$53,317,405
Restricted cash	113,650	131,567
Short-term investments	15,746,224	12,149,003
Trade receivables	-	45,368
Inventories	269	3,008
Prepaid research and development expenses	19,123	51,993
Other prepaid expenses and current assets	530,852	770,485
Total current assets	59,664,234	66,468,829
Property and equipment, net	1,503,439	1,474,937
Restricted cash, long-term	102,313	102,305
Operating lease right-of-use assets	806,946	899,505
TOTAL ASSETS	$62,076,932	$68,945,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,767,407	$2,209,552
Accrued expenses	3,163,429	3,014,156
Current portion of operating lease liabilities	131,063	121,368
Total current liabilities	5,061,899	5,345,076
Operating lease liabilities, net of current portion	702,947	802,433
TOTAL LIABILITIES	5,764,846	6,147,509

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at September 30, 2022 and December 31, 2021	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized; 41,208,210 and 38,086,437 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	41,208	38,086
Accumulated other comprehensive gain	45,772	87,130
Additional paid-in capital	323,376,759	308,331,750
Accumulated deficit	(267,151,835)	(245,659,081)
TOTAL STOCKHOLDERS’ EQUITY	56,312,086	62,798,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,076,932	$68,945,576

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Net sales	$6,817	$38,088	$35,706	$134,539
Cost of sales	(1,469)	(25,166)	(3,328)	(100,931)
Gross profit	5,348	12,922	32,378	33,608
Operating Expenses:
Research and development	(2,339,268)	(4,741,228)	(7,836,327)	(9,897,763)
Selling, general and administrative	(4,628,014)	(3,836,613)	(14,430,791)	(11,793,509)
Total Operating Expenses	(6,967,282)	(8,577,841)	(22,267,118)	(21,691,272)
Loss From Operations	(6,961,934)	(8,564,919)	(22,234,740)	(21,657,664)
Other Income (Expense):
Interest income	93,417	3,022	142,511	10,036
Foreign exchange transaction gain (loss)	23,572	(2,088)	31,598	(11,232)
Interest expense	(8,776)	(5,381)	(17,740)	(10,565)
Total Other Income (Expense)	108,213	(4,447)	156,369	(11,761)
Loss before income taxes	(6,853,721)	(8,569,366)	(22,078,371)	(21,669,425)
Tax benefit	-	-	585,617	1,250,186
Net Loss	(6,853,721)	(8,569,366)	(21,492,754)	(20,419,239)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	15,811	302	(19,677)	(13)
Foreign currency translation loss	(9,558)	(3,981)	(21,681)	(6,491)
Total Other Comprehensive Income (Loss)	6,253	(3,679)	(41,358)	(6,504)
Comprehensive Loss	$(6,847,468)	$(8,573,045)	$(21,534,112)	$(20,425,743)
Net Loss Per Common Share – Basic and Diluted	$(0.17)	$(0.22)	$(0.54)	$(0.54)
Weighted Average Common Shares Outstanding – Basic and Diluted	41,183,585	38,113,514	39,741,555	37,515,298

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2022

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at June 30, 2022	41,106,777	$41,107	181,622	$182	$39,519	$321,956,046	$(260,298,114)	$61,738,740
Stock issued in connection with ATM sale of common stock, net	76,933	77	-	-	-	308,588	-	308,665
Stock issued in connection with warrants exercised, cash	24,500	24	-	-	-	128,601	-	128,625
Stock-based compensation	-	-	-	-	-	983,524	-	983,524
Other comprehensive gain	-	-	-	-	6,253	-	-	6,253
Net loss	-	-	-	-	-	-	(6,853,721)	(6,853,721)
Balance at September 30, 2022	41,208,210	$41,208	181,622	$182	$45,772	$323,376,759	$(267,151,835)	$56,312,086

For the nine months ended September 30, 2022

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2021	38,086,437	$38,086	181,622	$182	$87,130	$308,331,750	$(245,659,081)	$62,798,067
Stock issued in connection with ATM sale of common stock, net	3,097,273	3,098	-	-	-	11,720,939	-	11,724,037
Stock issued in connection with warrants exercised, cash	24,500	24	-	-	-	128,601	-	128,625
Stock-based compensation	-	-	-	-	-	3,195,469	-	3,195,469
Other comprehensive loss	-	-	-	-	(41,358)	-	-	(41,358)
Net loss	-	-	-	-	-	-	(21,492,754)	(21,492,754)
Balance at September 30, 2022	41,208,210	$41,208	181,622	$182	$45,772	$323,376,759	$(267,151,835)	$56,312,086

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,492,754)	$(20,419,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,195,469	3,789,361
Change in right-of-use assets	92,559	85,429
Depreciation	62,102	41,843
Changes in operating assets and liabilities:
Decrease in trade receivables	42,583	3,274
Decrease in inventory	2,739	99,546
Decrease in prepaid expenses and other current assets	271,932	150,710
Decrease in accounts payable	(441,319)	(21,068)
Increase in accrued expenses	154,588	1,064,660
Decrease in operating lease liabilities	(89,792)	(80,379)
Net cash used in operating activities	(18,201,893)	(15,285,863)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(22,366,898)	(8,789,130)
Maturity of short-term investments	18,750,000	7,579,987
Purchase of equipment	(90,605)	(796,568)
Net cash used in investing activities	(3,707,503)	(2,005,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	11,724,037	41,455,630
Proceeds from exercise of warrants	128,625	164,886
Proceeds from exercise of stock options	-	137,035
Net cash provided by financing activities	11,852,662	41,757,551
Foreign exchange effect on cash	(24,464)	(9,799)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,081,198)	24,456,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	53,551,277	42,096,783
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$43,470,079	$66,552,961
Cash paid for interest	$17,740	$10,565
Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Conversion of Series G preferred stock to common stock	$-	$10
Conversion of Series C-3 preferred stock to common stock	$-	$50
Unrealized loss from investments	$(19,677)	$(13)
Deposit on equipment reclassified from prepaid expenses and current assets to property and equipment, net	$-	$500,821
Right-of-use assets obtained in exchange for lease liability	$-	$929,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of life-threatening diseases and conditions. The Company was incorporated in the State of Delaware on July 28, 2006 and its principal executive office is located in Berkeley Heights, New Jersey. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH and in May 2020, the Company formed a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U.

The Company’s primary focus is to develop its lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath/Neutrolin®, which is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters, or CVCs, in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and cancer patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV, antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs and increased mortality. The name DefenCath is the U.S. proprietary name that was conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin is currently used in the European Union, or EU, and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution, or CLS, regulated as a medical device.

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

As previously agreed with the FDA, an interim efficacy analysis was performed when the first 28 potential CRBSI cases were identified in our LOCK-IT-100 study that occurred through early December 2017. Based on these first 28 cases, there was a highly statistically significant 72% reduction in CRBSI by DefenCath relative to the active control of heparin (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the LOCK-IT-100 study was terminated early. The study continued enrolling and treating subjects until study termination, and the final analysis was based on a total of 795 subjects with a total of 41 CRBSI cases. There was a 71% reduction in CRBSI by DefenCath relative to heparin, which was highly statistically significant (p=0.0006), with a good safety profile.

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

On February 28, 2022, the Company resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, the Company’s third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. The FDA had stated that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle. On March 28, 2022, the Company announced that the resubmission of the NDA for DefenCath had been accepted for filing by the FDA. The FDA considered the resubmission as a complete, Class 2 response with a six-month review cycle. The CMO notified the Company that an onsite inspection by the FDA was conducted that resulted in FORM FDA 483 observations that are being addressed. The CMO submitted responses to the inspectional observations along with a corrective action plan and requested a meeting with the FDA to discuss. The Company was also notified by its supplier of heparin, an active pharmaceutical ingredient, or API, for DefenCath, that an inspection by the FDA for an unrelated API, resulted in a Warning Letter due to deviations from good manufacturing practices for the unrelated API.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

On August 8, 2022, the Company announced receipt of a second CRL from the FDA regarding its DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for the Company prior to resubmission of the NDA. Although the FDA has not yet responded to the meeting request by the CMO, the FDA has acknowledged the progress reports submitted on implementation of the ongoing corrective actions. Validation of manufacturing with heparin from an alternative supplier is underway to prepare for resubmission of the NDA in the event that the Warning Letter at our current API supplier remains unresolved, but the inspectional observations at the CMO have been resolved.

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

As announced in May 2022, the Company has begun the process of winding down its operations in the EU and expects to discontinue Neutrolin sales in both the EU and the Middle East by the end of 2022.

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

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. Based on the Company’s current development plans for DefenCath in the U.S. and its other operating requirements, the Company’s existing cash and cash equivalents and short-term investments at September 30, 2022 are expected to fund its operations at least through 2023.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of September 30, 2022, the Company has $37.9 million available under its At-the-Market Issuance Sales Agreement (the “ATM program”) and has $150.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 3).

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions on accrued expenses and assumptions used in determining stock compensation such as expected volatility and risk-free interest rate.

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2022 presentation. Non-cash lease expense, as presented on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2021, is now presented as change in right-of-use assets and change in operating lease liabilities.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s condensed consolidated statement of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$43,254,116	$53,317,405
Restricted cash	215,963	233,872
Total cash, cash equivalents and restricted cash	$43,470,079	$53,551,277

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For the Company’s available for sale debt securities, realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2022 or December 31, 2021.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2022 and December 31, 2021, all of the Company’s investments had contractual maturities of less than one year. As of September 30, 2022, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2022:
Cash Equivalents	$7,008,643	$(154)	$-	$7,008,489
U.S. Government Agency Securities	11,472,712	(12,538)	-	11,460,174
Corporate Securities	2,599,855	(9,794)	-	2,590,061
Commercial Paper	1,698,838	(2,849)	-	1,695,989
Subtotal	15,771,405	(25,181)	-	15,746,224
Total September 30, 2022	$22,780,048	$(25,335)	$-	$22,754,713
December 31, 2021:
Cash Equivalents	$10,462,877	$(23)	$-	$10,462,854
U.S. Government Agency Securities	2,806,597	(1,261)	-	2,805,336
Corporate Securities	7,548,493	(4,467)	1	7,544,027
Commercial Paper	1,799,548	-	92	1,799,640
Subtotal	12,154,638	(5,728)	93	12,149,003
Total December 31, 2021	$22,617,515	$(5,751)	$93	$22,611,857

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2022:
Cash Equivalents	$7,008,489	$7,008,489	$-	$-
U.S. Government Agency Securities	11,460,174	11,460,174	-
Corporate Securities	2,590,061	-	2,590,061	-
Commercial Paper	1,695,989	-	1,695,989	-
Subtotal	15,746,224	11,460,174	4,286,050	$-
Total September 30, 2022	$22,754,713	$18,468,663	$4,286,050	$-
December 31, 2021:
Cash Equivalents	$10,462,854	$10,462,854	$-	$-
U.S. Government Agency Securities	2,805,336	2,805,336	-
Corporate Securities	7,544,027	-	7,544,027	-
Commercial Paper	1,799,640	-	1,799,640	-
Subtotal	12,149,003	2,805,336	9,343,667	-
Total December 31, 2021	$22,611,857	$13,268,190	$9,343,667	$-

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in U.S. Dollars, or USD, the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the period in which the income and expenses were recognized. Translation gains and losses are included in other comprehensive income (loss). The Company had a foreign currency translation loss of $10,000 and $4,000 for the three months ended September 30, 2022 and 2021, respectively, and $22,000 and $6,000 for the nine months ended September 30, 2022 and 2021, respectively.

The Company has intercompany loans between the parent company based in New Jersey and its German subsidiary. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and unrealized foreign exchange movements related to long-term intercompany loans are recognized in other comprehensive income (loss).

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the Company recording the transaction.

Restricted Cash

As of September 30, 2022 and December 31, 2021, the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 4).  The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. As of September 30, 2022 and December 31, 2021, restricted cash in connection with the patent and utility model infringement proceedings were $114,000 and $132,000, respectively.

As of September 30, 2022 and December 31, 2021, the Company had $102,000 in long-term restricted cash for a lease security deposit.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Loss Per Common Share

Basic loss per common share excludes any potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. However, since their effect is anti-dilutive, the Company has excluded potentially dilutive shares. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

	Nine Months Ended September 30,
	2022	2021
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	4,000	4,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding warrants	-	56,455
Shares underlying outstanding stock options	4,562,322	3,754,944
Restricted stock units	207,469	-
Total potentially dilutive shares	10,218,722	9,260,330

Note 3 — Stockholders’ Equity:

Common Stock

In November 2020, the Company filed a shelf registration statement (the “2020 Shelf Registration”), under which the Company could issue and sell up to an aggregate of $100.0 million of shares of its common stock. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (“Amended Sales Agreement”) with FBR Securities, Inc. (formerly known as B. Riley FBR Inc.) and Needham & Company, LLC, as sales agents. The Amended Sales Agreement relates to the sale of shares of the Company’s common stock under its at-the-market program (“ATM program”), of which the Company may issue and sell common stock from time to time through the sales agents, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. The Company allocated to its ATM program an aggregate of $50.0 million out of the $100.0 million total under the 2020 Shelf Registration leaving a balance of $50.0 million as of September 30, 2021.

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

Also, on August 12, 2021, the Company filed a new shelf registration statement (the “2021 Shelf Registration”) for the issuance of up to $150.0 million of shares of its common stock.

During the nine months ended September 30, 2022 and 2021, the Company sold an aggregate of 3,097,273 and 3,737,862 shares of its common stock under the ATM program, respectively, and realized net proceeds of $11,724,000 and $41,456,000, respectively.

As of September 30, 2022, the Company has $37.9 million available under its ATM program with Truist Securities, Inc. and JMP Securities LLC, and it has $150.0 million available under the 2021 Shelf Registration for the issuance of equity, debt or equity-linked securities.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

During the nine months ended September 30, 2021, the Company issued an aggregate of 656,069 shares of its common stock upon conversion of 50,000 Series C-3 preferred shares by an unrelated party and 10,001 Series G preferred shares by a related party.

During the nine months ended September 30, 2022 and 2021, the Company issued an aggregate of 24,500 and 31,407 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $129,000 and $165,000, respectively.

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

	As of September 30, 2022			As of December 31, 2021
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665	181,622		$21,291,665

During the nine months ended September 30, 2021, 50,000 Series C-3 preferred shares were converted into 100,000 shares of the Company’s common stock by an unrelated party and 10,001 Series G preferred shares were converted into 556,069 shares of the Company’s common stock by a related party.

Stock Options

During the nine months ended September 30, 2022 and 2021, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,552,850 and 1,389,700 shares of the Company’s common stock under the 2019 Stock Incentive Plan, respectively. The weighted average exercise price of these options is $3.84 and $8.48 per share, respectively.

During the three months ended September 30, 2022, total compensation expense for stock options issued to employees, directors, officers and consultants was $895,000, of which $186,000 was research and development and $709,000 was selling, general and administrative expenses and $3,057,000 for the nine months ended September 30, 2022, of which $712,000 was research and development and $2,345,000 was selling, general and administrative expenses. Total compensation expense for the three months ended September 30, 2021 was $1,048,000, of which $245,000 was research and development and $803,000 was selling, general and administrative expenses and $3,789,000 for the nine months ended September 30, 2021, of which $1,002,000 was research and development and $2,787,000 was selling, general and administrative expenses.

As of September 30, 2022, there was approximately $5,584,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.6 years.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the nine months ended September 30, 2022:

Expected term	5 years
Volatility weighted average	100.97%
Dividend yield weighted average	0.0%
Risk-free interest rate weighted average	2.44%
Weighted average grant date fair value of options granted during the period	$2.93

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

During the three and nine months ended September 30, 2022, compensation expense recorded for the RSUs was $88,000 and $138,000, respectively. Unrecognized compensation expense for these RSUs amounted to $563,000. The expected weighted average period for the expense to be recognized is 1.5 years.

Warrants

During the nine months ended September 30, 2022 and 2021, the Company issued an aggregate of 24,500 and 31,407 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $129,000 and $165,000, respectively.

During the nine months ended September 30, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants. There were no cashless exercises of warrants during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, 31,955 outstanding warrants expired. As of September 30, 2022, there were no outstanding warrants.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 4 — Commitments and Contingencies:

Contingency Matters

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. In the second amended complaint, the lead plaintiff seeks to represent two classes of shareholders: (i) shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive; and (ii) shareholders who purchased CorMedix securities pursuant or traceable to the Company’s November 27, 2020 offering pursuant to CorMedix’s Form S-3 Registration Statement, its Prospectus Supplement, dated November 27, 2020, and its Prospectus Supplement, dated August 12, 2021. The second amended complaint names as defendants the Company and twelve (12) current and former directors and officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”) as well as Janet Dillione, Myron Kaplan, Alan W. Dunton, Steven Lefkowitz, Paulo F. Costa, Greg Duncan (the “Director Defendants”). The second amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5), the Officer Defendants violated Section 20(a), the Director Defendants, CorMedix, Baluch, and David violated Section 11 of the Securities Act, and that the Director Defendants, Baluch, and David violated Section 15. In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims and anticipates filing a motion to dismiss. As of this filing, the parties are adhering to the current schedule set by the Court: the Company and the other defendants are due to file their motion to dismiss on November 23, 2022; the lead plaintiff is due to file an opposition to the Defendants’ motions to dismiss on January 7, 2023; and Defendants are due to file their reply brief on February 6, 2023.

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

On or about June 23, 2022, the Company’s Board received a letter demanding it investigate and pursue causes of action, purportedly on behalf of Company, against certain current and former directors, officers, and/or other employees of the Company (the “Letter”), which the Board believes are duplicative of the claims already asserted in the Derivative Litigation. As set forth in the Board’s response to the Letter, the Board will consider the Letter at an appropriate time, as circumstances warrant, as it continues to monitor the progress of the Derivative Litigation.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

On September 9, 2014, the Company filed in the District Court of Mannheim, Germany, a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of the Company’s European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the “EPO”) on January 8, 2014 (the “Prosl European Patent”).  The Prosl European Patent covers the formulation of taurolidine and citrate with low dose heparin in a catheter lock solution for maintaining patency and preventing infection in hemodialysis catheters. In this action, the Company claims that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent.  The Company is seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step.

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

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. The Company disagrees with this decision and has appealed the decision. In a hearing on October 27, 2022 before the EPO Board of Appeals, the Board held that the patent claims of the Prosl European Patent on file were not inventive over prior art presented by TauroPharm. The Company thus withdrew its appeal against the first instance decision. This means that the invalidation of the patent has become final and that, as a consequence, the infringement proceedings, which are formally still ongoing, will also be closed because there is no underlying patent anymore.

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

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of September 30, 2022, the aggregate deposit was approximately $114,000, which the Company recorded as restricted cash on the condensed consolidated balance sheets.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of September 30, 2022 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of September 30, 2022 and 2021. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the periods ended September 30, 2022 and 2021.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 5 — Accrued Expenses:

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Professional and consulting fees	$608,723	$311,408
Accrued payroll and payroll taxes	2,319,250	2,508,398
Manufacturing development related	152,018	99,614
Other	83,438	94,736
Total	$3,163,429	$3,014,156

Note 6 — Concentrations:

At September 30, 2022, there were no net accounts receivable from a customer that exceeded 10% of the Company’s accounts receivable and at December 31, 2021, one customer had exceeded 10% of the Company’s accounts receivable (100%). During the three months ended September 30, 2022, the Company had revenue from three customers that exceeded 10% of its total sales, 62%, 16% and 12%. During the nine months ended September 30, 2022, the Company had revenue from two customers that each exceeded 10% of its total sales, 55% and 29%. During the three months ended September 30, 2021, the Company had revenue from two customers that exceeded 10% of its total sales, 74% and 14%. During the nine months ended September 30, 2021, the Company had revenue from three customers that each exceeded 10% of its total sales, 51%, 19% and 11%.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent annual report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Set forth below is a summary of the principal risks we face:

●	We have a history of operating losses, expect to incur additional operating losses in the future, and may never be profitable;

●	Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for DefenCath and Neutrolin;

●	We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights;

●	Our third-party contract manufacturers and suppliers are subject to regulatory inspections and any compliance action taken by the FDA, even if unrelated to our product, could impact the timing of DefenCath approval or ongoing commercial supply and may be unable to address the deficiencies identified by the FDA;

●	The NDA for DefenCath, our lead product candidate, cannot be approved by the FDA or resubmitted in its present form until the CMO and our heparin supplier address inspectional observations to the satisfaction of the FDA, which may be delayed and cannot be guaranteed. Our only product Neutrolin is only approved in Europe and is still in development in the United States, we do not have, and may never obtain, the regulatory approvals we need to market our product candidates outside of the European Union;

●	Our heparin supplier may not be able to address the manufacturing deficiencies listed in the Warning Letter issued by the FDA regarding a non-heparin API;

●

Our alternate third-party contract manufacturer and alternate heparin supplier may not mitigate the risks associated with our other CMOs and may be subject to regulatory inspections and compliance action taken by the FDA;

●	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues;

●	Successful development and commercialization of our other products is uncertain;

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business;

●	The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement for use of DefenCath from third-party payors;

●	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects;

●	The ongoing COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials;

●	Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain;

●	Even if approved, our products will be subject to ongoing government regulation and regulatory approvals;

●	Competition and technological change may make our product candidates and technologies less attractive or obsolete;

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations;

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer;

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed;

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur;

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals;

●	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators;

●	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business;

●	If we and our licensors do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products;

●	Ongoing and future intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights;

●	The decisions by the European and German patent offices may affect patent rights in other jurisdictions;

●	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation;

●	We currently have limited internal marketing and sales personnel. We may seek a sales partner in the U.S. if DefenCath receives FDA approval or we may undertake marketing and sales of DefenCath in the U.S. on our own. If we are unable to enter into or maintain agreements with third parties to market and sell DefenCath or any other product after approval or are unable to find a sales partner or establish our own marketing and sales capabilities, we may not be able to generate significant or any product revenues;

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain or maintain regulatory approvals for a manufacturing facility, we may be unable to meet demand for our products and we may lose potential revenues;

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products;

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete;

●	We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all;

●	We will depend on third party suppliers and contract manufacturers for the manufacturing of our product candidates and have no direct control over the cost of manufacturing our product candidates. Increases in the cost of manufacturing our product candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability;

●	We will need additional financing to fund our activities in the future, which likely will dilute our stockholders;

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price;

●	Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment;

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock;

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult;

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer; and

●	Because do not intend to pay cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless the value of our common stock appreciates and they sell their shares.

Overview

CorMedix Inc. and our wholly owned German subsidiaries, CorMedix Europe GmbH and CorMedix Spain, S.L.U. (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of life-threatening diseases and conditions.

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name that was conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin is currently used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. DefenCath/Neutrolin is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and oncology patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

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

As previously agreed with the FDA, an interim efficacy analysis was performed when the first 28 potential CRBSI cases were identified in our LOCK-IT-100 study that occurred through early December 2017. Based on these first 28 cases, there was a highly statistically significant 72% reduction in CRBSI by DefenCath relative to the active control of heparin (p=0.0034). Because the pre-specified level of statistical significance was reached for the primary endpoint and efficacy had been demonstrated with no safety concerns, the LOCK-IT-100 study was terminated early. The study continued enrolling and treating subjects until study termination, and the final analysis was based on a total of 795 subjects with a total of 41 cases. There was a 71% reduction in CRBSI by DefenCath relative to heparin, which was highly statistically significant (p=0.0006), with a good safety profile.

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

On February 28, 2022, we resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, our third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. On March 28, 2022, we announced that the resubmission of the NDA for DefenCath had been accepted for filing by the FDA. The FDA considered the resubmission as a complete, Class 2 response with a six-month review cycle. The CMO notified us that an onsite inspection by the FDA was conducted that resulted in FORM FDA 483 observations that are being addressed. The CMO submitted responses to the inspectional observations along with a corrective action plan and requested a meeting with the FDA to discuss. We were also notified by our supplier of heparin, an active pharmaceutical ingredient, or API, for DefenCath, that an inspection by the FDA for an unrelated API resulted in a Warning Letter due to deviations from good manufacturing practices for the unrelated API.

On August 8, 2022, we announced receipt of a second CRL from the FDA regarding our DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for us prior to resubmission of the NDA. The FDA has acknowledged the progress reports submitted by the CMO on implementation of the ongoing corrective actions. Validation of manufacturing with heparin from an alternative supplier is underway to prepare for resubmission of the NDA in the event that the Warning Letter at our current API supplier remains unresolved, but the inspectional observations at the CMO have been resolved.

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

In the European Union, or EU, Neutrolin is regulated as a Class 3 medical device. In July 2013, we received CE Mark approval for Neutrolin. In December 2013, we commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access. To date, Neutrolin is registered and may be sold in certain European Union countries for such treatment. As announced in May 2022, we begun the process of winding down our operations in the EU and discontinue Neutrolin sales in both the EU and the Middle East by the end of 2022.

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

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property. As of September 30, 2022, we had an accumulated deficit of approximately $267.2 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through September 30, 2022, we have funded our operations primarily through debt and equity financings.

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

Results of Operations

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

The following is a tabular presentation of our condensed consolidated operating results:

	For the Three Months Ended September 30,		% Increase	For the Nine Months Ended September 30,		% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenue	$6,817	$38,088	(82)%	$35,706	$134,539	(73)%
Cost of sales	(1,469)	(25,166)	(94)%	(3,328)	(100,931)	(97)%
Gross profit	5,348	12,922	(59)%	32,378	33,608	(4)%
Operating Expenses:
Research and development	(2,339,268)	(4,741,228)	(51)%	(7,836,327)	(9,897,763)	(21)%
Selling, general and administrative	(4,628,014)	(3,836,613)	21%	(14,430,791)	(11,793,509)	22%
Total operating expenses	(6,967,282)	(8,577,841)	(19)%	(22,267,118)	(21,691,272)	3%
Loss from operations	(6,961,934)	(8,564,919)	(19)%	(22,234,740)	(21,657,664)	3%
Interest income	93,417	3,022	2,992%	142,511	10,036	1,320%
Foreign exchange transaction gain (loss)	23,572	(2,088)	(1,229)%	31,598	(11,232)	(381)%
Interest expense	(8,776)	(5,381)	63%	(17,740)	(10,565)	68%
Total other income (expense)	108,213	(4,447)	(2,533)%	156,369	(11,761)	(1,430)%
Loss before income taxes	(6,853,721)	(8,569,366)	(20)%	(22,078,371)	(21,669,425)	2%
Tax benefit	-	-	-	585,617	1,250,186	(53)%
Net loss	(6,853,721)	(8,569,366)	(20)%	(21,492,754)	(20,419,239)	5%
Other comprehensive income (loss)	6,253	(3,679)	(270)%	(41,358)	(6,504)	536%
Comprehensive loss	$(6,847,468)	$(8,573,045)	(20)%	$(21,534,112)	$(20,425,743)	5%

Revenue. Revenue for the three months ended September 30, 2022 was $7,000 as compared to $38,000 in the same period last year, a decrease of $31,000. The decrease was attributable to lower sales in 2022 as compared to the same period in 2021, as a result of the winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Revenue for the nine months ended September 30, 2022 was $36,000 as compared to $135,000 in the same period last year, a decrease of $99,000. The decrease was attributable to lower sales in 2022 as compared to the same period in 2021, as a result of the winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Cost of Sales. Cost of sales was $1,000 for the three months ended September 30, 2022 compared to $25,000 in the same period last year, a decrease of $24,000. The decrease was primarily attributable to the net decrease in cost of materials due to lower sales in 2022 as compared to the same period in 2021, as a result of the winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Cost of sales was $3,000 for the nine months ended September 30, 2022 compared to $101,000 in the same period last year, a decrease of $98,000. The decrease was primarily attributable to the net decrease in cost of materials due to lower sales in 2022 as compared to the same period in 2021, as a result of the winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Research and Development Expense. R&D expense was $2,339,000 for the three months ended September 30, 2022, a decrease of $2,402,000, or 51%, from $4,741,000 for the same period in 2021. The decrease was driven by a decrease in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $2,140,000, and a decrease in consulting fees of $243,000, offset by a net decrease in personnel expenses of $41,000. There was also a decrease in non-cash charges for stock-based compensation of $59,000.

R&D expense was $7,836,000 for the nine months ended September 30, 2022, a decrease of $2,062,000, or 21%, from $9,898,000 for the same period in 2021. The decrease was driven by a decrease in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $720,000 and net decreases in personnel expenses, consulting expenses and clinical trial expenses of $453,000, $377,000, and $207,000, respectively. There was also a decrease in non-cash charges for stock-based compensation of $290,000.

Selling, General and Administrative Expense. SG&A expense was $4,628,000 for the three months ended September 30, 2022, an increase of $791,000, or 21%, from $3,837,000 for the same period in 2021. The increase was primarily attributable to an increase in costs related to market research studies and pre-launch activities in preparation for the potential marketing approval of DefenCath of $794,000 and an increases in legal fees of $93,000, mainly due to securities litigation. These increases were partially offset, among others of lesser significance, by net decreases in consulting fees and recruitment fees of $57,000 and $53,000, respectively.

SG&A expense was $14,431,000 for the nine months ended September 30, 2022, an increase of $2,637,000, or 22%, from $11,794,000 for the same period in 2021. The increase was primarily attributable to an increase in costs related to market research studies and pre-launch activities in preparation for the potential marketing approval of DefenCath of $1,225,000, an increase in legal fees of $1,048,000, mainly due to securities litigation, an increase in personnel expenses of $728,000, increases in general office expenses of $196,000, and an increase in recruitment fees of $82,000. These increases were partially offset, among others of lesser significance, by a decrease in consulting fees of $385,000 and a decrease in non-cash charges for stock-based compensation of $304,000.

Interest Income. Interest income was $93,000 for the three months ended September 30, 2022 compared to $3,000 for the same period last year, an increase of $90,000. The increase was attributable to higher interest rates on our interest-bearing cash equivalents and short-term investments during the second quarter of 2022 as compared to the same period in 2021.

Interest income was $143,000 for the nine months ended September 30, 2022 compared to $10,000 for the same period last year, an increase of $133,000. The increase was attributable to higher interest rates on our interest-bearing cash equivalents and short-term investments during the first half of 2022 as compared to the same period in 2021.

Foreign Exchange Transaction Gain (Loss). A foreign exchange transaction gain of $24,000 was recorded for the three months ended September 30, 2022 compared to a loss of $2,000 for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

A foreign exchange transaction gain of $32,000 was recorded for the nine months ended September 30, 2022 compared to a loss of $11,000 for the same period last year. These losses occur due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Expense. Interest expense was $9,000 for the three months ended September 30, 2022 as compared to $5,000 for the three months ended September 30, 2021, an increase of $4,000.

Interest expense was $18,000 for the nine months ended September 30, 2022 as compared to $11,000 for the nine months ended September 30, 2021, an increase of $7,000.

Tax Benefit. Tax benefits for the nine months ended September 30, 2022 and 2021 of $586,000 and $1,250,000, respectively, was an income tax benefit due to the sale of our unused NOL for the state fiscal years 2021 and 2020, respectively, through the NJEDA Program.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in a gain of $6,000 and a loss of $4,000 for the three months ended September 30, 2022 and 2021, respectively.

Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in losses of $41,000 and $7,000 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the nine months ended September 30, 2022, we received net proceeds of $11,724,000 from the issuance of 3,097,273 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, as compared to $41,456,000 net proceeds for the same period in 2021 from the issuance of 3,737,862 shares of common stock. Additionally, we also received $129,000 and $165,000 from the exercise of warrants during the nine months ended September 30, 2022 and 2021, respectively. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate profits.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $18,202,000 as compared to $15,286,000 for the same period in 2021, an increase of $2,916,000, primarily driven by an increase in net loss of $1,074,000, primarily attributable to a net increase in operating expenses of $559,000 and a decrease in net proceeds from tax benefit of $664,000, as compared to the same period in 2021. Additionally, the increase in net cash used in operating activities for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to a net decrease in accrued expenses and accounts payable of $1,330,000.

 Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $3,708,000 as compared to $2,006,000 for the same period in 2021. The increase in the net cash used in investing activities during the nine months ended September 30, 2022 was mainly driven by the higher amount invested in short-term investments as compared to the same period in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $11,853,000 as compared to $41,758,000 for the same period in 2021, a decrease of $29,905,000. During the nine months ended September 30, 2022, we generated net proceeds of $11,724,000 from the sale of our common stock in our ATM program and $129,000 from the exercise of warrants. In the same period in 2021, we generated net proceeds of $41,456,000 from the sale of our common stock in our ATM program, $165,000 from the exercise of warrants and $137,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of September 30, 2022 was $59,000,000, excluding restricted cash of $216,000, compared with $65,466,000 at December 31, 2021, excluding $234,000 restricted cash. As of September 30, 2022, we have approximately $37,875,000 available under our ATM program and $150,000,000 under the 2021 Shelf Registration statement for the issuance of equity, debt or equity-linked securities.

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

We currently estimate that we have sufficient cash on hand to fund operations at least through 2023. Additional financing may be required to build out our commercial infrastructure should we receive FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

For the nine-month period ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We had cash, cash equivalents and short-term investments of $59,000,000 and $65,500,000 at September 30, 2022 and December 31, 2021, respectively, consisting primarily of funds in cash, money market accounts, U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the nine months ended September 30, 2022.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2022.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. In the second amended complaint, the lead plaintiff seeks to represent two classes of shareholders: (i) shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive; and (ii) shareholders who purchased CorMedix securities pursuant or traceable to the Company’s November 27, 2020 offering pursuant to CorMedix’s Form S-3 Registration Statement, its Prospectus Supplement, dated November 27, 2020, and its Prospectus Supplement, dated August 12, 2021. The second amended complaint names as defendants the Company and twelve (12) current and former directors and officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”) as well as Janet Dillione, Myron Kaplan, Alan W. Dunton, Steven Lefkowitz, Paulo F. Costa, Greg Duncan (the “Director Defendants”). The second amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5), the Officer Defendants violated Section 20(a), the Director Defendants, CorMedix, Baluch, and David violated Section 11 of the Securities Act, and that the Director Defendants, Baluch, and David violated Section 15. In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims and anticipates filing a motion to dismiss. As of this filing, the parties are adhering to the current schedule set by the Court: the Company and the other defendants are due to file their motion to dismiss on November 23, 2022; the lead plaintiff is due to file an opposition to the Defendants’ motions to dismiss on January 7, 2023; and Defendants are due to file their reply brief on February 6, 2023.

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

On or about June 23, 2022, the Company’s Board received a letter demanding it investigate and pursue causes of action, purportedly on behalf of Company, against certain current and former directors, officers, and/or other employees of the Company (the “Letter”), which the Board believes are duplicative of the claims already asserted in the Derivative Litigation. As set forth in the Board’s response to the Letter, the Board will consider the Letter at an appropriate time, as circumstances warrant, as it continues to monitor the progress of the Derivative Litigation.

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

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and have appealed the decision. In a hearing on October 27, 2022 before the EPO Board of Appeals, the Board held that the patent claims of the Prosl European Patent on file were not inventive over prior art presented by TauroPharm. The Company thus withdrew its appeal against the first instance decision. This means that the invalidation of the patent has become final and that, as a consequence, the infringement proceedings, which are formally still ongoing, will also be closed because there is no underlying patent anymore.

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

CORMEDIX INC.

Date: November 10, 2022	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)