Form 10-K
period 2022-12-31
CorMedix Inc.
filed 2023-03-30
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $163.9 million. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.

The number of outstanding shares of the registrant’s common stock was 44,499,788 as of March 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None

CORMEDIX INC.

Neutrolin® is our registered trademark. DefenCath™ and CorMedix Inc. are our filed trademarks. All other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Annual Report on Form 10-K without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in the Risk Factor Summary and section titled “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Risk Factor Summary

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth in Item 1.A “Risk Factors.”

Risks Related to our Financial Position and Need for Additional Capital

1.	We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable.
2.	Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for DefenCath/Neutrolin.
3.	We will likely need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Risks Related to the Development and Commercialization of Our Product Candidates

1.	DefenCath, our lead product candidate, has received Fast Track designation and Qualified Infectious Disease Product designation from the FDA, but we cannot provide assurances that these designations will not be rescinded.
2.	If the FDA requires a second clinical trial for DefenCath or imposes additional manufacturing requirements to approve the New Drug Application, the development of DefenCath will take longer and cost more to complete, and we will likely need significant additional funds to undertake a second trial, if required.
3.	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues.
4.	Successful development and commercialization of our other products is uncertain.
5.	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
6.	The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement from third-party payors.
7.	Physician and patients may not accept and use our products.
8.	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects.
9.	The resurgence of COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.
10.	Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain.

11.	If we fail to comply with international regulatory requirements, we could be subject to regulatory delays, fines or other penalties.
12.	We do not have, and may never obtain, the regulatory approvals we need to market our product candidates outside of the European Union.
13.	Even if approved, our products will be subject to extensive post-approval regulation.

Risks Related to Our Business and Industry

1.	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
2.	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations.
3.	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.
4.	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.
5.	We may not successfully manage our growth.
6.	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur.
7.	We may be exposed to liability claims associated with the use of hazardous materials and chemicals.
8.	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Risks Related to Our Intellectual Property

1.	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business.
2.	If we and our licensors do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.
3.	Ongoing and future intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.
4.	The decisions by the European and German patent offices may affect patent rights in other jurisdictions.
5.	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation.

Risks Related to Dependence on Third Parties

1.	We may seek a sales partner in the U.S. if DefenCath receives FDA approval or we may undertake marketing and sales of DefenCath in the U.S. on our own. If we are unable to enter into or maintain agreements with third parties to market and sell DefenCath or any other product after approval or are unable to find a sales partner or establish our own marketing and sales capabilities, we may not be able to generate significant or any product revenues.
2.	If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility, we may be unable to meet demand for our products and we may lose potential revenues.
3.	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products.
4.	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading or incomplete.
5.	We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all.
6.	We will depend on third party suppliers and contract manufacturers for the manufacturing of our product candidates and have no direct control over the cost of manufacturing our product candidates. Increases in the cost of manufacturing our product candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability.

Risks Related to Our Common Stock

1.	We will likely need additional financing to fund our activities in the future, which may dilute our stockholders.
2.	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.
3.	Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.
4.	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock.
5.	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.
6.	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange.
7.	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.
8.	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.
9.	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
10.	We do not intend to pay dividends on our common stock so any returns on our common stock will be limited to the value of our common stock.

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of life-threatening diseases and conditions.

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin was used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution, or CLS, regulated as a medical device.

DefenCath is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters, or CVCs, in clinical settings such as hemodialysis, total parenteral nutrition and oncology. Infections and thrombosis represent key complications among hemodialysis, total parenteral nutrition and cancer patients with CVCs. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs, as well as increased mortality. We believe DefenCath, if approved, will address a significant unmet medical need and a potential large market opportunity.

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

We launched the Phase 3 clinical trial in patients with hemodialysis catheters in the U.S. in December 2015. The clinical trial, named Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety and Effectiveness of DefenCath in Preventing Catheter-related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease, or LOCK-IT-100, was a prospective, multicenter, randomized, double-blind, active control trial which was designed to demonstrate the safety and effectiveness of DefenCath compared to the standard of care CLS, Heparin, in preventing CRBSIs, in subjects receiving hemodialysis therapy as treatment for end stage renal disease. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. The trial evaluated DefenCath relative to the active control heparin by documenting the incidence of CRBSI and the time until the occurrence of CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tissue plasminogen activating factor, or tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

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

In March 2020, we began the modular submission process for the NDA for DefenCath for the prevention of CRBSI in hemodialysis patients, and in August 2020, the FDA accepted for filing the DefenCath NDA. The FDA also granted our request for priority review, which provides for a six-month review period instead of the standard ten-month review period. As we announced in March 2021, the FDA informed us in its Complete Response Letter (“CRL”) that it could not approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturing organization, or CMO. Additionally, the FDA required a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications.

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

On August 8, 2022, we announced receipt of a second CRL from the FDA regarding the DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for us prior to resubmission of the NDA. Validation of manufacturing with heparin from an alternative supplier is underway to prepare for resubmission of the NDA in the event that the Warning Letter at our current API supplier remains unresolved. Corrective actions have been implemented to address the inspectional observations at the CMO and are under review by the FDA.

As part of the NDA review process, the FDA has also notified us that although the tradename DefenCath was conditionally approved, the FDA now has identified potential confusion with another pending product name that is also under review. The ultimate acceptability of our proposed tradename is dependent upon which application is approved first. As a precaution, we are preparing to submit an alternative proprietary name to the FDA which will undergo review.

We intend to pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in oncology patients using a central venous catheter.

We were granted a deferral by the FDA under the Pediatric Research Equity Act, or PREA, that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. We have made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

Neutrolin – International

In the EU, Neutrolin was regulated as a Class 3 medical device. In July 2013, we received CE Mark approval for Neutrolin. In December 2013, we commercially launched Neutrolin in Germany for the prevention of CRBSI, and maintenance of catheter patency in hemodialysis patients using a tunneled, cuffed central venous catheter for vascular access.

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

In September 2019, our registration with the Saudi Arabia Food and Drug Administration, or the SFDA, expired. As a result, we cannot sell Neutrolin in Saudi Arabia and do not intend to pursue renewal of our registration with the SFDA.

As announced in May 2022, we began the process of winding down our operations in the EU and discontinued Neutrolin sales in both the EU and the Middle East at the end of 2022.

Additional Development Possibilities

In addition to DefenCath, we have sponsored a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma in children.

We have previously filed intellectual property for expanded uses of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. We would need to seek to establish development/commercial partnerships for these programs to advance.

The FDA regards taurolidine as a new chemical entity and therefore it is currently regulated as an unapproved new drug. In the future, we may pursue product candidates that would involve devices impregnated with taurolidine, and we believe that at the current time such products would be combination products subject to device premarket submission requirements (while subject also, under review by the FDA, to the standards for drug approvability). Consequently, given that there is no appropriate predicate medical device currently marketed in the U.S. on which a 510(k) approval process could be based and that taurolidine is not yet approved in any application, we anticipate that we would be required to submit a premarket approval application, or PMA, for marketing authorization for any medical device indications that we may pursue for devices containing taurolidine. In the event that an NDA for DefenCath is approved by the FDA, the regulatory pathway for these medical device product candidates may be revisited with the FDA. Although there may be no appropriate predicate, de novo Class II designation can be proposed, based on a risk assessment and a reasonable assurance of safety and effectiveness.

DefenCath

Market Opportunity

Central venous catheters, or CVCs, and peripherally inserted central catheters, or Central Catheters, are an important and frequently used method for accessing the vasculature in hemodialysis (a form of dialysis where the patient’s blood is circulated through a dialysis filter), administering chemotherapy and basic fluids in cancer patients and for cancer chemotherapy, long term antibiotic therapy, and total parenteral nutrition (complete or partial dietary support via intravenous nutrients).

Bloodstream infections resulting from the use of central catheters, known as CRBSIs or Central Line Associated Bloodstream Infections, or CLABSIs, can result in significant morbidity and increased rates of hospital admissions, readmissions and mortality. One of the major and common risk factors for all patients requiring CVCs is CRBSIs and the clinical complications associated with them. The total annual cost for treating CRBSI episodes and their related complications in the U.S. is up to $2.3 billion, with approximately 250,000 CRBSI episodes per year (Becker’s Hospital Review).

According to the 2022 United States Renal Disease System, reporting data from 2020, there were nearly 808,000 End-Stage-Renal-Disease, or ESRD, patients on permanent hemodialysis in the U.S. Of these, nearly 108,000 hemodialysis patients were new patients diagnosed with ESRD during the year they were receiving dialysis through a CVC. Patients are typically located in various care settings including inpatient hospitals and outpatient dialysis clinics. Kidney failure patients can include ESRD, Acute Kidney Injury, or AKI and Chronic Kidney Disease, or CKD, populations that crash land into dialysis. Patients that present in the hospital have an average length of stay of 13.3 days and additionally high 30-day readmission rates both for same diagnosis and all-cause with the all-cause readmissions being higher.

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

Currently, there are no pharmacologic agents approved in the U.S. for the prevention or reduction of CRBSI in CVCs. We believe there is a significant need for prevention of CRBSI in the hemodialysis patient population as well as for other patient populations utilizing central venous catheters and peripherally inserted central catheters, such as oncology/chemotherapy, and total parenteral nutrition.

DefenCath is a non-antibiotic, broad-spectrum antibacterial, antifungal and anticoagulant combination that is active against common microbes including antibiotic-resistant strains and in addition may prevent biofilm formation. DefenCath had been reviewed as a New Molecular Entity, or NME, with priority review. In addition, DefenCath has been granted a QIDP designation by the FDA. We believe that using DefenCath as an anti-infective catheter-lock solution will significantly reduce the incidence of life-threatening catheter-related blood stream infections, thus reducing the need for local and systemic antibiotics while prolonging catheter function. There are currently no products approved by the FDA with an indication for use as a catheter lock solution.

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

We believe that the key competitive factors that will affect the development and commercial success of DefenCath are efficacy and safety, as well as pricing and reimbursement. Given that there are no approved catheter lock solutions with antimicrobial properties in the U.S., and that the current standard of care is heparin, we believe that with adequate reimbursement there is an opportunity for DefenCath to become the new standard of care as a CLS in the U.S. market, if approved by FDA. We are not aware of any potentially competitive CLS which are approved or under development by other companies in the U.S. A development stage product from Citius Pharmaceuticals Inc. is being studied for use to salvage an infected CVC, causing a catheter related blood stream infection.

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

With regards to taurolidine, an active pharmaceutical ingredient, or API, of DefenCath, we have a Drug Master File filed with the FDA. There is a master commercial supply agreement between the third-party manufacturer, and us in place from August 2018. We have two sources for the other key API, Heparin sodium.

We have historically utilized a European based CMO for the production of DefenCath for the U.S. market. We have validated the manufacturing process for DefenCath at this CMO utilizing one source of heparin API, and are in the process of validating a second source of heparin API.

We are confident that this CMO has adequate capacity to produce the volumes needed, and that there exists a sufficient number of potential alternate sources for the drug substances required to produce our products, as well as third-party manufacturers, that we will be able to find alternate suppliers and third-party manufacturers in the event that our relationship with any supplier or third-party manufacturer deteriorates. The process for selecting and qualifying an alternative contract manufacturer and for completing the technology transfer to such a manufacturer to the point of enabling commercialization of the product may take several years.

We previously announced an agreement with Alcami Corporation, or Alcami, a U.S. based contract manufacturer with proven capabilities for manufacturing commercial sterile parenteral drug products. Alcami may function as an alternate manufacturing site for DefenCath for the U.S. market. As part of the technology transfer and validation of the manufacturing process at Alcami, we would also expect to qualify an alternate source of heparin API sourced from a major U.S. supplier.

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

In the U.S., the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the FDA’s implementing regulations. If we fail to comply with the applicable U.S. requirements at any time during the product development process, clinical testing, and during the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution, among other actions. Any agency enforcement action and/or any related impact could have a material adverse effect on us.

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

Medical Device Approval Process

In addition to our lead product candidate DefenCath, which is subject to regulation by the FDA as a drug, we may develop other products that could be regulated as medical devices in the United States. The FDA considers a product to be a device, and subject to the FDA regulation, if it meets the definition of a medical device in the FDCA, which states that a device is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is:

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

Pricing and Reimbursement

Inpatient Reimbursement

Initially, and contingent upon FDA approval of DefenCath, we plan to sell DefenCath primarily to inpatient acute-care hospitals and outpatient dialysis clinics. Most of the nation’s inpatient acute-care hospitals are paid under the inpatient prospective payment system, or IPPS. The IPPS pays a flat rate based on the average charges across all hospitals for a specific diagnosis, regardless of whether that particular patient costs more or less. Under the IPPS, each case is categorized into a diagnosis-related group, or DRG to determine the base rate and for specific products that meet various levels of criteria there is an established New Technology Add-on Payment, or NTAP. There are three levels of criteria required to be eligible to receive an NTAP and they are:

1. Product must meet “newness” criteria;

2. Product must meet “substantial clinical evidence”; and

3. Product must meet certain pricing thresholds.

The U.S. Centers for Medicare & Medicaid Services, or CMS, recently created the alternative NTAP approval pathways for certain technologies. Under the alternative NTAP pathway, devices that obtain breakthrough designation and drugs that obtain QIDP designation from the FDA need only meet the cost criterion because the CMS assumes that those products meet the newness and substantial clinical improvement criteria.

After submission and review of our NTAP application by CMS, we have been granted a conditional alternative NTAP for the inpatient setting. This reimbursement provides for a maximum per hospital stay equivalent to $14,259, per patient. With this level of reimbursement in the inpatient setting, we plan to launch DefenCath post-approval in hospitals first, while outpatient reimbursement remains under determination by CMS. The NTAP is conditioned upon the DefenCath NDA receiving final FDA approval prior to July 1, 2023. We have submitted a duplicate NTAP application to CMS, should final approval of the DefenCath NDA not occur prior to July 1, 2023.

We will seek further CMS reimbursement for DefenCath, contingent upon approval by the FDA, in other catheter indications and settings of care, such as (i) oncology patients and total parenteral nutrition patients through relevant hospital inpatient DRGs, (ii) additional NTAP payments, (iii) outpatient ambulatory payment classifications, or APCs, (iv) the End-Stage Renal Disease Prospective Payment System, or ESRD PPS, base payment, or (v) under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies, or DMEPOS, Fee Schedule, depending on the setting of care.

Outpatient Reimbursement

For outpatient reimbursement, we plan to seek separate reimbursement as a drug. We have engaged CMS in preliminary discussions concerning the reimbursement for DefenCath as a separately billable product based on statutory definition of a renal dialysis service, or RDS, as codified in 42 C.F.R §413.171. We do not believe DefenCath is a RDS and should be separately billable due to the following reasons:

●	DefenCath is not an item or service included in the composite rate for RDS as of December 31, 2010;

●	DefenCath is not an erythropoiesis stimulating agent;

●	DefenCath is not a drug or biological that was furnished to individuals for the treatment of ESRD and for which payment was (prior to January 1, 2011) made separately;

●	DefenCath’s first expected indication for use, which is pending FDA review, is not as a treatment for ESRD, rather as a broad-spectrum antimicrobial for the reduction of CRBSIs;

●	DefenCath is not essential for the delivery of maintenance dialysis;

●	DefenCath is subject to CMS’s established mechanism used by ESRD facilities to identify and be paid separately for non-ESRD-related drugs and biologicals;

●	we are planning to use DefenCath for additional indications such as total parental nutrition and oncology settings; and

●	DefenCath is not systemically delivered into a patients’ body; it dwells in the lumen of the CVC until the lumen is accessed, at which time it is aspirated; DefenCath may potentially be beneficial in preventing CRBSIs in any population requiring the use of central venous catheters.

If approved as a separate billable product, reimbursement of DefenCath’s cost would be the average selling price, or ASP, plus 4.3% for CMS, plus 6% for commercially insured patients.

If CMS determines DefenCath is a renal dialysis service, we believe DefenCath would be eligible for, and would obtain under the ESRD PPS, the transitional drug add-on payment adjustment, or TDAPA; however, these qualifications cannot be determined until the FDA approves DefenCath and CMS evaluates our request for coverage in a quarterly review. If determined to be TDAPA, reimbursement of DefenCath would be calculated based on its ASP. To be eligible for TDAPA, a new renal drug or biologic must be:

●	Approved by the FDA pursuant to Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act;

●	Commercially available;

●	Assigned a Healthcare Common Procedure Coding System code;

●	Identified as having an end action effect that treats or manages a condition or conditions associated with ESRD;

●	Identified as not fitting into an established ESRD PPS functional category; and

●	Designated by CMS as a renal dialysis service.

Although we cannot anticipate changes in reimbursement requirements and mechanisms in the coming years, CMS has acknowledged TDAPA payment mechanisms maybe adjusted to encourage innovation for this patient population. These new payment calculations are yet to be determined. We believe that DefenCath would meet the criterion of being a new renal dialysis product used to treat or manage a condition associated with ESRD, because taurolidine, the active antimicrobial agent in DefenCath, is a new chemical entity that has not been approved for use in the U.S. by the FDA.

In anticipation that the CMS and private payers will require that we demonstrate the cost effectiveness of DefenCath as part of the reimbursement review and approval process, we have submitted posters and abstracts to support our health economic analysis and continue to commission and develop health economic evaluations to support this review in the context of the prospective use of DefenCath in dialysis. Of additional importance, we are pursuing opportunities to partner with healthcare systems prior to the approval of DefenCath to demonstrate the product’s clinical and economic effectiveness.

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

Intellectual Property

On January 30, 2008, we entered into a License and Assignment Agreement, or the NDP License Agreement, with ND Partners, LLC, or NDP. Pursuant to the NDP License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). We acquired such licenses and patents through our assignment and assumption of NDP’s rights under certain separate license agreements by and between NDP and Dr. Hans-Dietrich Polaschegg, Dr. Klaus Sodemann, and Dr. Johannes Reinmueller. NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in our Company consisting of 73,107 shares of common stock as of December 31, 2010. In addition, we are required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones and the number of shares initially held in escrow is 29,109 shares of common stock. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000 with $2,500,000 remaining at December 31, 2022. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval processes and certain worldwide net sales amounts.

During the year ended December 31, 2013, a milestone payment of $500,000 was earned by NDP upon the first issuance of the CE Mark for Neutrolin. Under Article 6 of the NDP License Agreement, we were obligated to make a milestone payment of $500,000 to NDP upon the first issuance of a CE Mark for a licensed product, which payment was payable to NDP within 30 days after such issuance. On April 11, 2013, we entered into an amendment to the NDP License Agreement which extended the milestone payment from within 30 days after such issuance to within twelve months after the achievement of such issuance. As consideration for the amendment, we issued NDP a five-year warrant to purchase 25,000 shares of our common stock at an exercise price of $7.50 per share. The warrant, which was exercisable immediately upon issuance, expired in April 2018. In January 2014, the $500,000 milestone payment due to NDP was converted into 10,000 Series C-3 non-voting preferred stock and a warrant to purchase 50,000 shares of our common stock at an exercise price of $4.50 per share. These warrants expired during the year ended December 31, 2020.

During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of December 31, 2022 is 21,832 shares of common stock. There were no milestones achieved in 2022 or 2021.

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

We believe that the patents and patent applications we have licensed pursuant to the NDP License Agreement cover effective solutions to the various medical problems discussed previously when using taurolidine in clinical applications, and specifically in hemodialysis applications. Our patent portfolio consists of 6 issued U.S. patents and 11 pending U.S. patent applications; 19 issued foreign patents and 45 pending foreign patent applications. Additional patent applications will be filed to cover any additional related subject matter developed. The patents cover additional applications using taurolidine in, among others, sutures, hydrogels, meshes, transdermal and biofilm products.

Employees and Human Capital Resources

As of March 24, 2023, we employed 40 full-time employees and one part-time employee, who work out of our corporate offices in Berkeley Heights NJ or work remotely in various locations throughout the United States and Europe. We are committed to diversity, equity and inclusion, regardless of gender or race/ethnicity, or any protected status, and conduct training to reflect our commitment as an organization and build awareness.

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

In November 2020, we filed a shelf registration statement, (the “2020 Shelf Registration”), under which we could issue and sell up to an aggregate of $100.0 million of shares of our common stock, $0.001 par value per share. On November 27, 2020, we entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Sales Agreement”) with FBR Securities, Inc. (formerly known as B. Riley Securities, Inc.) and Needham & Company, LLC as sales agents. The Amended Sales Agreement relates to the sale of shares of up to $50.0 million of our common stock under our at-the-market program (the “ATM program”), of which we may issue and sell common stock from time to time through the sales agents, subject to limitations imposed by us and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. Sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the year ended December 31, 2021, the ATM program under the Amended Sales Agreement had been fully sold.

On August 12, 2021, we entered into a new At Market Issuance Sales Agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which we may sell, from time to time, an aggregate of up to $50.0 million of our common stock through the sales agents under our ATM program, subject to limitations imposed by us and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. As of December 31, 2022, we have $31.6 million available under our ATM program relating to our 2020 Shelf Registration.

Also, on August 12, 2021, we filed a new shelf registration statement (the “2021 Shelf Registration”) for the issuance of up to $150.0 million of shares of our common stock which is currently available for the issuance of equity, debt or equity-linked securities.

We maintain the websites at www.cormedix.com and www.crbis.com; however, the information on, or that can be accessed through, our website or certain information in our website is not part of this report. This Annual Report on Form 10-K and all of our filings under the Exchange Act, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge through our website on the date we file those materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  Such filings are also available to the public on the internet at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable.

Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operation. We incurred net losses of approximately $29.7 million and $28.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $275.4 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trial and commercialization activities increase as we commercialize DefenCath and develop our other product candidates. As a result, we expect to experience negative cash flow as we fund our operating losses and capital expenditures. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have not generated any significant commercial revenue and do not expect to generate substantial revenues from DefenCath unless and until it is approved by the United States Food and Drug Administration (“FDA”) and launched in the United States (“U.S.”) market, and we might never generate significant revenues from the sale of DefenCath or any other products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following: obtaining FDA approval of DefenCath for the prevention of catheter-related bloodstream infections (“CRBSIs”) in patients with kidney failure receiving hemodialysis through a central venous catheter; successfully launching and marketing DefenCath in the U.S., if approved by the FDA; successfully marketing Neutrolin in foreign countries in which it is approved for sale; obtaining necessary regulatory approvals for our other product candidates from the FDA and, if sought, international regulatory agencies; establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2022, we had an accumulated deficit of $275.4 million, and incurred net losses of $29.7 million for the year then ended. Based on the current development and commercialization plans for DefenCath in both the U.S. and foreign markets (including the concluded hemodialysis Phase 3 clinical trial in the U.S.) and our other operating requirements, management believes that the existing cash at December 31, 2022, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath, will be sufficient to fund operations for at least twelve months from the issuance of this Annual Report on Form 10-K. We will likely need additional funding to build out our commercial infrastructure should we receive FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. Additional funding may also be required for the planned label expansion studies for DefenCath.

Our continued operations will ultimately depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of our products in order to complete the development and commercialization of DefenCath and until we achieve profitability, if ever. We can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. Without this funding, we could be required to delay, scale back or eliminate some or all of our research and development programs which would likely have a material adverse effect on our business.

We will likely need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Unless and until we receive applicable regulatory approval for DefenCath in the U.S., we cannot sell DefenCath in the U.S. We have begun the process of winding down our operations in the EU and discontinued Neutrolin sales in both the EU and the Middle East.

We believe that our cash resources as of December 31, 2022, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath, will be sufficient to fund operations for at least twelve months from the issuance of this Annual Report on Form 10-K. Nevertheless, we will likely need to raise additional funds through financings or strategic relationships if our costs exceed our expectations, as well as funds for our continued operations. We can provide no assurances that any financing or strategic relationships will be available to us on acceptable terms, or at all. We expect to continue to use significant cash to fund our operations as we seek FDA approval of DefenCath in the U.S., commercialize DefenCath in the U.S and other markets, if approved by the FDA, pursue development of our medical devices and other business development activities, and incur additional legal costs to defend our intellectual property.

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

DefenCath is being developed as a catheter lock solution for the reduction of CRBSIs in patients with kidney failure receiving chronic hemodialysis through a central venous catheter. The FDA has determined that DefenCath will be regulated as a New Drug, because it contains the new chemical entity taurolidine as a novel antimicrobial agent. After we filed the Investigational New Drug Application (“IND”), FDA granted designations as Fast Track and a Qualified Infectious Disease Product (“QIDP”) in January 2015. Fast Track is designed to facilitate development of a drug that is intended to treat a serious or life-threatening condition and address an unmet medical need. Fast Track confers eligibility to request priority review of an NDA, with FDA’s decision regarding potential priority review to be made after receipt of a complete application. QIDP was established pursuant to the Generating Antibiotic Incentives Now (“GAIN”) Act and creates incentives for the development of antibacterial and antifungal drug products that treat serious or life-threatening infections. Subject to the specified statutory limitations, a drug that is designated as QIDP and is approved for the use for which the QIDP designation was granted will receive a 5-year extension to any exclusivity for which the application qualifies upon approval, such as the 5-year exclusivity for a new chemical entity. We cannot provide assurances that DefenCath will retain these designations and continue to receive the benefits conferred.

If the FDA requires a second clinical trial for DefenCath or imposes additional manufacturing requirements to approve the New Drug Application, the development of DefenCath will take longer and cost more to complete, and we will likely need significant additional funds to undertake a second trial, if required.

Although two pivotal clinical trials to demonstrate safety and effectiveness of DefenCath are generally required by the FDA to secure marketing approval in the U.S., FDA will in some cases accept one adequate and well-controlled trial, where it is a large multicenter trial with a broad range of subjects and investigation sites with procedures to include trial quality that has demonstrated a clinically meaningful and statistically very persuasive effect on prevention of a disease with potentially serious outcome. We discussed submission of the NDA with the FDA based on the data from LOCK-IT-100 and were granted our request for rolling submission and review of the NDA for DefenCath as a catheter lock solution for the prevention of CRBSIs in patients with end stage renal disease receiving hemodialysis through a central venous catheter. In August 2020, the FDA accepted the DefenCath NDA for filing and granted our request for priority review, with a PDUFA date of February 28, 2021. As we announced in March 2021, the FDA informed us in a Complete Response Letter (“CRL”) that it could not approve the NDA for DefenCath in its present form, because of concerns at the third-party manufacturing facility and a requirement to conduct a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications. The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy and safety of DefenCath from LOCK-IT-100. In draft labeling discussed with FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with our request for approval of the NDA pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”) pathway, which was passed as part of the 21st Century Cures Act. LPAD is intended to expedite the development and approval of certain antibacterial and antifungal drugs which meet three criteria:  intended to treat serious or life-threatening infections; in limited populations of patients; and with unmet needs.  The LPAD pathway provides for a streamlined clinical development program for a limited population that may involve smaller, shorter or fewer clinical trials. Labeling of an LPAD approved product will specify the use in the limited population. In February 2022, we resubmitted the NDA after addressing the manufacturing concerns, but we received a second CRL, because the FDA issued a Warning Letter to our heparin API supplier for manufacturing concerns for an unrelated product and identified deficiencies at our primary CMO during a pre-approval inspection. Until the NDA is approved, if the FDA raises issues related to the clinical trial results, we may incur additional costs and delays in the trial, and may not be able to complete the clinical trial in a cost-effective or timely manner, which would have an adverse effect on our development program for DefenCath as a treatment for catheter-related bloodstream infections.

Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues.

Our ability to generate operating revenue will be severely limited until we successfully commercialize DefenCath in the United States. We may experience unforeseen events during product development, scale up and/or manufacturing validation that may substantially delay or prevent product approval. For example, in the course of conducting a clinical trial, the FDA could order the temporary, or permanent, discontinuation at any time if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An Institutional Review Board (“IRB”) may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to clinical trial patients. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to clinical trial patients, a lack of favorable results, or changing business priorities.

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

We are not permitted to market a product candidate in the United States until the particular product candidate is approved for marketing by the FDA. Specific pre-clinical data, chemistry, manufacturing and controls data, a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND application, and clinical trials may commence only after the IND application becomes effective. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and pre-clinical data, as well as extensive information regarding chemistry, manufacturing and controls, to demonstrate the safety and effectiveness of the product candidate, and the FDA will also assess whether the manufacturing processes and facilities are suitable to support the application. Approval of an NDA may be delayed due to delays in FDA’s review of the manufacturing facility, which may require an onsite inspection.

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

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and/or private health insurers, both in the U.S. and abroad. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products. We initially expect to sell DefenCath directly to hospitals and key dialysis center operators, but also plan to expand its usage into oncology and total parenteral nutrition patients requiring catheters once those indications can be secured. All of these potential customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis and other treatments. Depending on the treatment setting, we believe that DefenCath would be eligible for coverage under various reimbursement programs, such as the Inpatient Prospective Payment System (“IPPS”), End Stage Renal Disease (“ESRD”) Prospective Payment System and ESRD Quality Incentive Program; however, coverage by any of these reimbursement programs is not assured, and even if coverage is granted, it could later be revoked or modified under future regulations. Further, the U.S. Centers for Medicare & Medicaid Services (“CMS”), which administers Medicare, and works with states to administer Medicaid, has adopted and will continue to adopt and/or amend rules governing reimbursement for specific treatments. We anticipate that CMS and private insurers may increasingly demand that manufacturers demonstrate the cost effectiveness of their products as part of the reimbursement review and approval process. Rising healthcare costs have also led many European and other foreign countries to adopt healthcare reform proposals and medical cost containment measures. Similar legislation could be introduced in the U.S. Any measures affecting the reimbursement programs of these governmental and private insurance payors, including any uncertainty in the medical community regarding their nature and effect on reimbursement programs, could have an adverse effect on purchasing decisions regarding DefenCath, as well as limit the prices we may charge for DefenCath. The failure to obtain or maintain reimbursement coverage for DefenCath or any other products could materially harm our operations.

In anticipation that the CMS and private payers will demand that we demonstrate the cost effectiveness of DefenCath as part of the reimbursement review and approval process, we have submitted posters and abstracts to support our health economic analysis and continue to commission and develop health economic evaluations to support this review in the context of the prospective use of DefenCath in dialysis. Most importantly, we are pursuing opportunities to work with healthcare systems pre and post-approval to baseline and continue to demonstrate the products clinical and economic effectiveness. However, our studies might not be sufficient to support coverage or reimbursement at levels that allow providers to use DefenCath.

Physicians and patients may not accept and use our products.

Even if we receive FDA or other foreign regulatory approval for DefenCath/Neutrolin or other product candidates, healthcare institutions, physicians and patients may not accept and use our products. Acceptance and use of our products will depend upon a number of factors including the following:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug or device product;

●	prevalence of the disease to be treated or prevented;

●	prevalence and severity of any side effects;

●	cost-effectiveness of our product relative to current standard of care;

●	availability of coverage and reimbursement from government and other third-party payers;

●	timing of market introduction of our drugs and competitive drugs;

●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any;

●	potential or perceived advantages or disadvantages over alternative treatments;

●	potential post-marketing commitments imposed by regulatory authorities, such as patient registries;

●	price of our future products, both in absolute terms and relative to alternative treatments; and

●	the effect of current and future healthcare laws and regulations on our product candidates.

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

The resurgence of COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

Global health concerns relating to the COVID-19 pandemic and related government actions to reduce the spread of the virus have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, governmental authorities implementing numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, “shelter-in-place” orders, and business limitations and shutdowns across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Such “shelter in place” orders were previously lifted, at least partially, in many locations. A resurgence of the COVID-19 pandemic, or other pandemic, may lead to the re-imposition by many nations and the U.S. of quarantine requirements for travelers from other regions and may lead to the re-imposition of “shelter-in-place” or other similar orders. If an onsite inspection of the third-party manufacturing facility of our contract manufacturer is required for the satisfactory resolution of issues required for approval of the DefenCath NDA, the Company may encounter additional delays in obtaining FDA approval because the FDA is currently facing a backlog due to the lingering effects of the COVID-19 pandemic.

As a result of the lingering effects of the COVID-19 pandemic, or similar pandemics, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

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

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the lingering effects of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

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

We are highly dependent on the principal members of our management and scientific staff, specifically, Joseph Todisco, our Chief Executive Officer, Dr. Matthew David, our Chief Financial Officer, Dr. Phoebe Mounts, our Executive Vice President and General Counsel, Elizabeth Hurlburt, our Executive Vice President and Head of Clinical Operations and Erin Mistry, our Chief Commercial Officer. Our future success will depend in part on our ability to identify, hire, and retain current and additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the New York metropolitan area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

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

Our commercial success will depend in part on obtaining further patent protection for our products, product candidates and other technologies and successfully defending any patents that we currently have or will obtain against third-party challenges. The patents which we currently believe are most material to our business are as follows:

●	U.S. Patent No. 8,541,393 (expiring November 2, 2024) (the “Prosl Patent”) - use of Neutrolin for preventing infection and maintenance of catheter patency in hemodialysis catheters;

●	U.S. Patent No. 9,339,036 (expiring November 2, 2024); and

●	U.S. Patent No. 7,696,182 (expiring May 16, 2025).

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

On September 9, 2014, we filed in the District Court of Mannheim, Germany a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs, referred to as the Defendants claiming infringement of ND Partners, LLC.'s European Patent EP 1 814 562 B1, for which we have an exclusive license, and which was granted by the EPO on January 8, 2014 (the “Prosl European Patent”). The Prosl European Patent covers a low dose heparin catheter lock solution for maintaining patency and preventing infection in a hemodialysis catheter. In this action, we claim that the Defendants infringe on the Prosl European Patent by offering, putting on the market, using, importing and possessing for the aforementioned purposes, as well as by offering to supply and supplying catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent. We are seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and determination of damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step and that it is not patentable but relates to methods for treatment of the human body.

In the same complaint against the same Defendants, we also alleged an infringement (requesting the same remedies, plus damages for costs of a warning letter) of ND Partners, LLC’s utility model DE 20 2005 022 124 U1, for which CorMedix, Inc. has an exclusive license, and which is referred to as the "Utility Model", which we believe is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent (docket number 7 O 118/14) and the Utility Model (docket number 7 O 2/15) claims were tried separately. TauroPharm GmbH has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the “German PTO”) based on essentially the similar arguments as those in the opposition against the Prosl European Patent.

The District Court of Mannheim issued its decisions on May 8, 2015, staying both proceedings. In its decisions, the Court found that the TauroLock catheter lock solutions TauroLockHep100 and TauroLockHep500 infringe both certain claims of the Prosl European Patent and the Utility Model and further that there is no prior use right that would allow the Defendants to continue to make, offer, use or sell its product in Germany. However, the Court declined to issue an injunction in favor of us that would preclude the continued commercialization by TauroPharm and the other Defendants, based upon its finding that there is a sufficient likelihood that the EPO, in the case of the Prosl European Patent, or the German PTO, in the case of the Utility Model, may find that such patent or utility model is invalid. Specifically, the Court noted the possible publication of certain instructions for product use that may be deemed to constitute prior art. As such, the District Court determined that it will defer any consideration of the request by us for injunctive and other relief until such time as the EPO or the German PTO made a final decision on the underlying validity of the Prosl European Patent and the Utility Model.

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

The German PTO held a hearing in the validity proceedings relating to the Utility Model on June 29, 2016, at which the panel affirmed its preliminary finding that the Utility Model was invalid based upon prior publication of a reference to the benefits that may be associated with adding heparin to a taurolidine based solution. We filed an appeal against the ruling on September 7, 2016. An oral hearing was held on September 17, 2019 in which the German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, we filed a withdrawal of the complaint on the German utility model, thereby waiving our claims on these proceedings and the proceedings were closed.

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and have appealed the decision. In a hearing on October 27, 2022 before the EPO Board of Appeals, the Board held that the patent claims of the Prosl European Patent on file were not inventive over prior art presented by TauroPharm. We thus withdrew our appeal against the first instance decision. This means that the invalidation of the patent has become final and that, as a consequence, the infringement proceedings, which are formally still ongoing, will also be closed because there is no underlying patent anymore. In view of the invalidation of the Prosl European Patent, on November 9, 2022, the Defendants requested the infringement proceedings (docket number 7 O 118/14) to be resumed and to dismiss our infringement action. In order to avoid a dismissal, on January 12, 2023, we withdrew the infringement action with prejudice. The Defendants consented to the withdrawal on February 2, 2023 and requested that we, as plaintiff, bear the costs of the proceedings. Given that pursuant to statutory law, a plaintiff that withdraws an action, has to bear the costs of the proceedings, we put the decision on who has to bear the costs in the District Court of Mannheim's discretion. Due to the withdrawal, there will be no decision on the merits, however, the District Court of Mannheim will issue a decision that we have to bear the cost of the proceedings. Given that the court fees have already been paid by us, the cost of the proceedings are the costs that will have to be reimbursed to the Defendants, i.e. mainly statutory attorney's fees and expenses.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. On January 14, 2016, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the Court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. Both parties have submitted further writs in this matter and the Court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. We have appealed this decision in January 2019 and filed our grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which our legal counsel brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor, but we have filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in our submission. In the supplementary expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court, as well as both parties, asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss our complaint, if we did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, we withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by our legal counsel. We reimbursed costs in the amount of approximately $41,000 plus interest to TauroPharm.

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

Further, we, along with our contract manufacturers, are required to comply with FDA requirements for cGMPs, related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA regulatory requirements, which could result in delays to our product development programs, could result in adverse regulatory actions against them or us, and could prevent us from ultimately receiving product marketing approval. They also generally must pass an FDA preapproval inspection for conformity with cGMPs before we can obtain approval to manufacture our product candidates and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. For example, one of our API suppliers received a Warning Letter from the FDA related to inspectional observations for unrelated product that has blocked the resubmission of our NDA for DefenCath until the compliance issues are resolved to the satisfaction of the FDA. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA requirements could result in a product recall or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal enforcement action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

Risks Related to our Common Stock

We will likely need additional financing to fund our activities in the future, which may dilute our stockholders.

To date, our commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2022, we had an accumulated deficit of $275.4 million, and incurred net losses of $29.7 million for the year then ended. Based on the current development plans for DefenCath/Neutrolin in both the U.S. and foreign markets (including the resubmission of an NDA for DefenCath in hemodialysis catheters) and our other operating requirements, management believes that the existing cash at December 31, 2022, will be sufficient to fund operations for at least twelve months from the issuance of this Annual Report on Form 10-K, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath. Further, we will likely need additional funding for DefenCath’s commercial launch. We anticipate that we will incur operating losses for the foreseeable future. Additionally, we will require substantial funds in the future to support our operations. Accordingly, we will likely need to obtain additional financing, including through issuances of equity securities.

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

During the period from the completion of our initial public offering (“IPO”), on March 30, 2010 through December 31, 2022, the high and low sales prices for our common stock were $52.00 and $0.75, respectively. There is a limited public market for our common stock and we cannot provide assurances that an active trading market will develop or continue. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

As of December 31, 2022, we had outstanding the following securities that are convertible into or exercisable for shares of our common stock:

●	options to purchase an aggregate of 997,910 shares of our common stock issued to our officers, directors and non-employee consultants under our 2013 Stock Incentive Plan, with a weighted average exercise price of $9.51 per share;

●	options to purchase an aggregate of 3,456,459 shares of our common stock issued to our officers, directors and non-employee consultants under our 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), with a weighted average exercise price of $5.26 per share;

●	207,469 shares of restricted stock units issuable into 207,469 shares of common stock;

●	2,000 shares of Series C-3 Preferred Stock, which are convertible into 4,000 shares of common stock;

●	89,623 shares of Series E Preferred Stock, which are convertible into 391,953 shares of common stock;

●	89,999 shares of Series G Preferred Stock, which are convertible into 5,004,069 shares of common stock; and

●	48,909 shares of common stock issuable for payment of deferred board compensation.

Additionally, there are 195,109 and 4,800,000 shares of common stock available for grants under the 2019 Plan (adopted on November 26, 2019) and Amended and Restated 2019 Omnibus Stock Incentive Plan (the “A&R 2019 Plan”, adopted on October 13, 2022), respectively.

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

Additionally, California enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA, and similar legislation being enacted by other states may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.

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

Item 3. Legal Proceedings

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. In the second amended complaint, the lead plaintiff seeks to represent two classes of shareholders: (i) shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive; and (ii) shareholders who purchased CorMedix securities pursuant or traceable to the Company’s November 27, 2020 offering pursuant to CorMedix’s Form S-3 Registration Statement, its Prospectus Supplement, dated November 27, 2020, and its Prospectus Supplement, dated August 12, 2021. The second amended complaint names as defendants the Company and twelve (12) current and former directors and officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”) as well as Janet Dillione, Myron Kaplan, Alan W. Dunton, Steven Lefkowitz, Paulo F. Costa, Greg Duncan (the “Director Defendants”). The second amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5), the Officer Defendants violated Section 20(a), the Director Defendants, CorMedix, Baluch, and David violated Section 11 of the Securities Act, and that the Director Defendants, Baluch, and David violated Section 15. In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims. The Company and the other Defendants filed their motion to dismiss the second amended complaint on November 23, 2022; the lead plaintiff filed his opposition to the Defendants’ motions to dismiss on January 7, 2023; and Defendants filed their reply brief on February 6, 2023.

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW (the “Derivative Litigation”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, and Phoebe Mounts along with the Company as Nominal Defendant.  The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the defendants and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. The individual defendants intend to vigorously contest such claims. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit described in the foregoing paragraph is pending. The stay may be terminated before the motion to dismiss is resolved according to certain circumstances described in the stipulation available on the Court’s public docket. The case was administratively terminated on March 16, 2022 while the stay is pending.

On or about January 13, 2023, another purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled DeSalvo v. Costa, et al., Case No. 2:23-cv-00150-JXN-CLW. Defendants Paulo F. Costa, Janet D. Dillione, Greg Duncan, Alan Dunton, Myron Kaplan, Steven Lefkowitz, Joseph Todisco, Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, and John L. Armstrong along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duty and unjust enrichment against the individual defendants. The individual defendants intend to vigorously contest such claims. The case is in the early stages.

On or about January 25, 2023, another purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Scullion v. Baluch, et al., Case No. 2:23-cv-00406-ES-ESK. Defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Gregory Duncan, Matthew David, and Phoebe Mounts, along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duties. The individual defendants intend to vigorously contest such claims. The case is also in the early stages.

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

On September 9, 2014, we filed in the District Court of Mannheim, Germany a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs, referred to as the Defendants claiming infringement of ND Partners, LLC’s European Patent EP 1 814 562 B1, for which we have an exclusive license, and which was granted by the EPO on January 8, 2014 (the "Prosl European Patent"). The Prosl European Patent covers a low dose heparin catheter lock solution for maintaining patency and preventing infection in a hemodialysis catheter. In this action, we claim that the Defendants infringe on the Prosl European Patent by offering, putting on the market, using, importing and possessing for the aforementioned purposes, as well as by offering to supply and supplying catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent. We are seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and determination of damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step and that it is not patentable but relates to methods for treatment of the human body.

In the same complaint against the same Defendants, we also alleged an infringement (requesting the same remedies, plus damages for costs of a warning letter) of ND Partners, LLC’s utility model DE 20 2005 022 124 U1, for which we have an exclusive license, and which is referred to as the "Utility Model", which we believe is fundamentally identical to the Prosl European Patent in its main aspects and claims. The Court separated the two proceedings and the Prosl European Patent (docket number 7 O 118/14) and the Utility Model (docket number 7 O 2/15) claims were tried separately. TauroPharm GmbH has filed a cancellation action against the Utility Model before the German Patent and Trademark Office (the "German PTO") based on essentially the similar arguments as those in the opposition against the Prosl European Patent.

The District Court of Mannheim issued its decisions on May 8, 2015, staying both proceedings. In its decisions, the Court found that the TauroLock catheter lock solutions TauroLockHep100 and TauroLockHep500 infringe both certain claims of the Prosl European Patent and the Utility Model and further that there is no prior use right that would allow the Defendants to continue to make, offer, use or sell its product in Germany. However, the Court declined to issue an injunction in favor of us that would preclude the continued commercialization by TauroPharm and the other Defendants, based upon its finding that there is a sufficient likelihood that the EPO, in the case of the Prosl European Patent, or the German PTO, in the case of the Utility Model, may find that such patent or utility model is invalid. Specifically, the Court noted the possible publication of certain instructions for product use that may be deemed to constitute prior art. As such, the District Court determined that it will defer any consideration of the request by us for injunctive and other relief until such time as the EPO or the German PTO made a final decision on the underlying validity of the Prosl European Patent and the Utility Model.

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

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. We disagree with this decision and have appealed the decision. In a hearing on October 27, 2022 before the EPO Board of Appeals, the Board held that the patent claims of the Prosl European Patent on file were not inventive over prior art presented by TauroPharm. We thus withdrew our appeal against the first instance decision. This means that the invalidation of the patent has become final and that, as a consequence, the infringement proceedings, which are formally still ongoing, will also be closed because there is no underlying patent anymore. In view of the invalidation of the Prosl European Patent, on November 9, 2022, the Defendants requested the infringement proceedings (docket number 7 O 118/14) to be resumed and to dismiss our infringement action. In order to avoid a dismissal, on January 12, 2023, we withdrew the infringement action with prejudice. The Defendants consented to the withdrawal on February 2, 2023 and requested that we, as plaintiff, bear the costs of the proceedings. Given that pursuant to statutory law, a plaintiff that withdraws an action, has to bear the costs of the proceedings, we put the decision on who has to bear the costs in the District Court of Mannheim’s discretion. Due to the withdrawal, there will be no decision on the merits, however, the District Court of Mannheim will issue a decision that we have to bear the cost of the proceedings. Given that the court fees have already been paid by us, the cost of the proceedings are the costs that will have to be reimbursed to the Defendants, i.e., mainly statutory attorney's fees and expenses.

On January 16, 2015, we filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, we allege violation of the German Unfair Competition Act by TauroPharm for the unauthorized use of our proprietary information obtained in confidence by TauroPharm. We allege that TauroPharm is improperly and unfairly using our proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. We seek a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the API of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. An initial hearing in the District Court of Cologne, Germany was held on November 19, 2015 to consider our claims. On January 14, 2016, the Court issued an interim decision in the form of a court order outlining several issues of concern that relate primarily to the court's interest in clarifying the facts and reviewing any and all available documentation, in particular with regard to the question which specific know-how was provided to TauroPharm by whom and when. A further oral hearing in this matter was held on November 15, 2016. In this hearing, the Court heard arguments from CorMedix and TauroPharm concerning the allegations of unfair competition. On March 7, 2017, the Court issued another interim decision in the form of a court order outlining again several issues relating to the argumentation of both sides in the proceedings. Both parties have submitted further writs in this matter and the Court had scheduled a further hearing for May 8, 2018. After having been rescheduled several times, the hearing took place on November 20, 2018. A decision was rendered by the Court on December 11, 2018, dismissing the complaint in its entirety. We have appealed this decision in January 2019 and filed our grounds of appeal in March 2019. An oral hearing was held on September 6, 2019 in which our legal counsel brought forward further arguments for the fact that the manufacturing process of the respective catheter locking solution is indeed protectable as a trade secret. In view of these new arguments, the Court issued an evidentiary order on September 27, 2019 ordering an expert opinion. The expert opinion was not in our favor, but we have filed a response to the expert opinion in reaction to which the Court asked the expert to supplement his opinion to address the issues brought forward in our submission. In the supplementary expert opinion, the expert confirmed his view. In an oral hearing held on June 18, 2021, the Court only heard from the expert, and the Court, as well as both parties, asked further questions to the expert around his expert opinion. At the end of the hearing and internal deliberation among the panel of judges, the Court indicated that it would dismiss our complaint, if we did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, we withdrew the appeal and the proceedings are therefore now closed. TauroPharm requested an increase of the value in dispute determined by the Court in order to receive a higher reimbursement of costs (as this is based on the value in dispute under German law) but the request was rejected in view of arguments brought forward against it by our legal counsel. We reimbursed costs in the amount of approximately $41,000 plus interest to TauroPharm.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the Nasdaq Global Market under the symbol “CRMD.”

Based upon information furnished by our transfer agent, at March 15, 2023, we had approximately 272 holders of record of our common stock.

A comparison of the performance of our common stock is found in Item 12 of this Annual Report on Form 10-K under the heading “Stock Performance Graph.”

Dividend Policy

We have never declared dividends on our equity securities, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Further, pursuant to the terms of our Series C-3 Non-Voting Convertible Preferred Stock, Series E and G Voting Convertible Preferred Stock, we may not declare or pay any dividends or make any distributions on any of our shares or other equity securities as long as any of those preferred shares remain outstanding. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

A table with information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans is found in Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Item 6. [RESERVED]

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

Our primary focus is on the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name that was conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin was used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. DefenCath/Neutrolin is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and oncology patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

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

On August 8, 2022, we announced receipt of a second CRL from the FDA regarding our DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for us prior to resubmission of the NDA. The FDA has acknowledged the progress reports submitted by the CMO on implementation of the ongoing corrective actions. Validation of manufacturing with heparin from an alternative supplier is underway to prepare for resubmission of the NDA in the event that the Warning Letter at our current API supplier remains unresolved. Corrective actions have been implemented to address the inspectional observations at the CMO and are under review by the FDA.

As part of the NDA review process, the FDA notified us that although the tradename DefenCath was conditionally approved, the FDA now has identified potential confusion with another pending product name that is also under review. The ultimate acceptability of our proposed tradename is dependent upon which application is approved first. As a precaution, we are preparing to submit an alternative proprietary name to the FDA which will undergo review.

We previously announced an agreement with Alcami Corporation, or Alcami, a U.S. based contract manufacturer with proven capabilities for manufacturing commercial sterile parenteral drug products. Alcami may function as an alternate manufacturing site for DefenCath for the U.S. market. As part of the technology transfer and validation of the manufacturing process at Alcami, we would also expect to qualify an alternate source of heparin API sourced from a major U.S. supplier.

We intend to pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in oncology patients using a central venous catheter.

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

We were granted a deferral by the FDA under the Pediatric Research Equity Act, or PREA, that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. We have made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to NCE and QIDP.

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

As announced in May 2022, we began the process of winding down our operations in the EU and discontinued Neutrolin sales in both the EU and the Middle East at the end of 2022.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market and commercialize Neutrolin in the EU and other foreign markets, pursue business development activities, and incur additional legal costs to defend our intellectual property. As of December 31, 2022, we had an accumulated deficit of approximately $275.4 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through December 31, 2022, we have funded our operations primarily through debt and equity financings.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following is a tabular presentation of our consolidated operating results for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021	% of Change Increase (Decrease)
Revenue	$65	$191	(66)%
Cost of sales	(4)	(149)	(97)%
Gross profit	61	42	47%
Operating Expenses:
Research and development	(10,680)	(13,133)	(19)%
Selling, general and administrative	(20,006)	(16,346)	22%
Total operating expenses	(30,686)	(29,479)	4%
Loss from operations	(30,625)	(29,437)	4%
Interest income	326	14	2,164%
Foreign exchange transaction loss	37	(21)	(275)%
Interest expense, including amortization of debt discount	(26)	(16)	66%
Total other (expense) income	337	(23)	(1,575)%
Loss before income taxes	(30,288)	(29,460)	3%
Tax benefit	586	1,250	(53)%
Net loss	(29,702)	(28,210)	5%
Other comprehensive (loss) income	(4)	(15)	(71)%
Comprehensive loss	$(29,706)	$(28,225)	5%

Revenue. Revenue for the year ended December 31, 2022 was $65,000 as compared to $191,000 for the same period in 2021, a decrease of $126,000. The decrease was attributable to lower sales in 2022 as compared to the same period in 2021, as a result of the winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Cost of Sales. Cost of sales for the year ended December 31, 2022 was $4,000 as compared to $149,000 for the same period in 2021, a decrease of $145,000. The decrease was primarily attributable to the net decrease in cost of materials due to lower sales in 2022 as compared to the same period in 2021, as a result of the winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Research and Development Expense. R&D expense for the year ended December 31, 2022 was $10,680,000, a decrease of $2,453,000 from $13,133,000 for the same period in 2021. The decrease was driven by a decrease in personnel expenses of $731,000, as a result of lower R&D headcount in 2022 as compared to 2021, net decreases in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $617,000, and a decrease in consulting fees of $591,000, attributable to lower costs related to the resubmission of the DefenCath NDA to the FDA. Additionally, there was also a decrease of $352,000 in non-cash charges for stock-based compensation.

Selling, General and Administrative Expense. SG&A expense for the year ended December 31, 2022 was $20,006,000, an increase of $3,660,000 from $16,346,000 for the same period in 2021. The increase was primarily attributable to an increase in costs related to market research studies and pre-launch activities in preparation for the potential marketing approval of DefenCath of $2,982,000 and an increase in legal fees of $1,175,000, mainly due to securities litigation. There was also an increase in personnel expenses of $382,000, as a result of additional SG&A hires in 2022 as compared to 2021. These increases were partially offset, among others of lesser significance, a decrease in non-cash charges for stock-based compensation of $622,000, a decrease in consulting fees of $412,000.

Interest Income. Interest income for the year ended December 31, 2022 was $326,000, an increase of $312,000 from $14,000 for the same period in 2021. The increase was attributable to higher interest rates this year as compared to the same period last year.

Foreign Exchange Transaction Income (Loss). Foreign exchange transaction income (losses) for the year ended December 31, 2022 and 2021 were due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Expense. Interest expense for the year ended December 31, 2022 was $26,000 as compared to $16,000 for the same period in 2021. The increase of $10,000 was due primarily to higher interest rates on expenses that were financed this year as compared to the same period last year.

Tax Benefit. Tax benefits for the years ended December 31, 2022 and 2021 of $586,000 and $1,250,000, respectively, was an income tax benefit due to the sale of our unused NOL for the state fiscal years 2021 and 2020, respectively, through the NJEDA Program.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) which resulted in a loss of $4,000 and $15,000 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the year ended December 31, 2022, we received net proceeds of $17,770,000 from the issuance of 4,704,259 shares of common stock under our at-the-market-issuance sales agreement as compared to $41,456,000 of net proceeds for the same period in 2021 from the issuance of 3,737,862 shares of common stock. Additionally, we also received $129,000 and $165,000 from the exercise of warrants during the years ended December 31, 2022 and 2021, respectively. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $24,357,000 as compared to $21,155,000 in 2021, an increase in net cash use of $3,202,000. The increase is primarily driven by an increase in net loss of $1,492,000, attributable to a net increase in operating expenses of $1,206,000, and lower net proceeds from tax benefits of $586,000 as compared to $1,250,000 for the same period in 2021. Additionally, the increase in net cash used in operating activities for the twelve months ended December 31, 2022 was due to a decrease in accounts payable of $7,000 as compared to an increase of $1,082,000 for the same period in 2021, and a decrease in prepaid expense and other current assets of $187,000 as compared to $667,000 last year, offset by an increase in accrued expenses of $962,000 compared to $94,000 for the same period in 2021.

Net Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $3,709,000 as compared to $9,135,000 of cash provided in the same period in 2021. The net cash used during the year ended December 31, 2022, was mainly driven by the higher amount invested in short-term investments, offset by the higher amount of matured investments and lower purchases of equipment as compared to the same period in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $17,898,000 as compared to $41,758,000 for the same period in 2021. During the year ended December 31, 2022, we generated net proceeds of $17,770,000 from the sale of our common stock in our at-the-market, or ATM program, and $129,000 from the exercise of warrants. In the same period in 2021, we generated net proceeds of $41,456,000 from the sale of our common stock in our ATM program, $165,000 from the exercise of warrants and $137,000 from the exercise of stock options.

Funding Requirements and Liquidity

Our total cash and cash equivalents and short-term investments as of December 31, 2022 and 2021, excluding restricted cash of $226,000 and $234,000, respectively, was $58,792,000 and $65,466,000, respectively. During the year ended December 31, 2022, we realized net proceeds of $17,770,000 from the sale of 4,704,259 shares of common stock under our ATM program. At December 31, 2022, we have $150,000,000 available under our shelf registration statement filed on August 12, 2021 for the issuance of equity, debt or equity-linked securities and $31,640,000 under our ATM program, filed in November 2020.

Because our business has not generated positive operating cash flow, we will likely need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally. Our continued operations are focused primarily in activities leading to the pre-launch and commercialization for DefenCath and will depend on our ability to raise sufficient funds through various potential sources, such as equity, debt financings, and/or strategic relationships and potential strategic transactions. We can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all.

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

We currently estimate that as of December 31, 2022, we have sufficient cash to fund operations for at least twelve months from the issuance of this Annual Report on Form 10-K, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath. Additional financing will likely be needed to build out our commercial infrastructure following FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

Item 8. Financial Statements and Supplementary Data

See the financial statements included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Other than the appointment of our Chief Executive Officer, effective May 10, 2022, there were no changes in our internal control over financial reporting during our year ended December 31, 2022, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management, including, our Principal Executive and Financial Officer, has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criterial established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We have adopted a written Code of Conduct and Ethics that applies to our directors, executive officers and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. This code of ethics and business conduct can be found in the “Investors – Corporate Governance” section of our website, www.cormedix.com.

Directors

The following table sets forth the name, age and position of each of our directors as of March 15, 2023:

Name	Age	Director Since	Position(s) with CorMedix
Joseph Todisco	47	March 2022	Director and Chief Executive Officer
Paulo F. Costa	72	September 2020	Director
Janet Dillione	62	August 2015	Director
Gregory Duncan	58	November 2020	Director
Alan W. Dunton	68	March 2019	Director
Myron Kaplan	77	April 2016	Director and Chairman of the Board
Steven Lefkowitz	67	June 2017	Director

Joseph Todisco became a director of CorMedix in March 2022. Prior to joining CorMedix as our Chief Executive Officer, he was a senior executive at Amneal Pharmaceuticals, where for the past 11 years he has held various roles, most recently as Executive Vice President, Chief Commercial Officer where he was responsible for Amneal Specialty, a growing branded products business. During his tenure at Amneal, Mr. Todisco held roles overseeing corporate development and international operations, leading commercial teams in several international markets including the UK, Australia and Germany, as well as leading Amneal’s merger integration with Impax Laboratories in 2018. He was previously Co-Founder and managing executive of Gemini Laboratories, a specialty pharmaceutical company focused on the sales and marketing for niche branded products in the US Market. Gemini Laboratories was established as an affiliate of Amneal Pharmaceuticals and was subsequently acquired by Amneal in 2018. Prior to joining Amneal, Mr. Todisco was Vice President, Business Development & Licensing at Ranbaxy, Inc. where he was responsible for developing and executing Ranbaxy’s North American commercial business strategy. Prior to Ranbaxy, he held various roles at Par Pharmaceutical, and in his earlier career held positions at Oppenheimer & Company and Marsh & McLennan Companies. Mr. Todisco obtained his MBA in finance from Fordham Graduate School of Business and his BA in Economics from Georgetown University. Among other qualifications, attributes and skills, Mr. Todisco’s business expertise and significant executive management experience in the pharmaceutical industry led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Paulo F. Costa has been a director of CorMedix since September 2020. Mr. Costa previously served as President and Chief Executive Officer of Novartis U.S. Corporation, from October 2005 to August 2008. Prior to his work at Novartis U.S. Corporation, Mr. Costa was President and Chief Executive Officer of Novartis Pharmaceuticals, U.S. from July 1999 to September 2005. Prior to joining Novartis, Mr. Costa spent 30 years at Johnson & Johnson, including as President of Janssen Pharmaceutica, Inc. from 1992 to 1998. From August 2009 to August 2012, Mr. Costa served as Chairman of the Board of Amylin Pharmaceuticals Inc, a commercial stage biopharma company, until its sale to Bristol-Myers Squibb and AstraZeneca in a $7 billion transaction in 2012. Mr. Costa served as Director from June 2009 to October 2013 and Chairman until May 2022 of MacroGenics, Inc., a public oncology focused biopharma company. Mr. Costa received his undergraduate degree from São Paulo School of Business Administration and earned a master’s degree in business administration from Harvard Business School. Among other experience, qualifications, attributes and skills, Mr. Costa’s significant depth of experience in the pharmaceutical industry, including service as a director and executive of pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Janet Dillione has been a director of CorMedix since August 2015. Since November 2020, Ms. Dillione has served as the Chief Executive Officer of Connect America, a nationally recognized leader in comprehensive telehealth and remote patient monitoring solutions. Prior to joining Connect America and starting in May 2014, she served as Chief Executive Officer of Bernoulli Enterprise, Inc., a real-time connected healthcare information technology company. Previously, she was at Nuance Communications, Inc., a leading provider of voice and language solutions for businesses and consumers around the world, having joined Nuance in April 2010 as Executive Vice President and General Manager of the Healthcare Division and serving as an executive officer from March 2010 until May 2014. From June 2000 to March 2010, Ms. Dillione held several senior level management positions at Siemens Medical Solutions, a global leader in medical imaging, laboratory diagnostics, and healthcare information technology, including President and CEO of the global healthcare IT division. Ms. Dillione currently serves as a director of Vizient, Inc., a private health care performance improvement company. Ms. Dillione received her B.A. from Brown University in 1981 and completed the Executive Program at The Wharton School of Business of the University of Pennsylvania in 1998. She has over 25 years of experience leading global teams in the development and delivery of healthcare technology and services. Among other qualifications, attributes and skills, Ms. Dillione’s financial and IT expertise and significant executive management experience with medical device and healthcare companies led to the conclusion of our Board that she should serve as a director of our Company in light of our business and structure.

Gregory Duncan has been a director of CorMedix since November 2020. Mr. Duncan currently serves as the Chairman and CEO of Virios Therapeutics, a clinical-stage biopharmaceutical company developing and commercializing innovative antiviral therapies to treat diseases associated with a viral triggered abnormal immune response, such as fibromyalgia (FM), and has served since April 2020. From 2014 and prior to joining his current company, Mr. Duncan served as President and CEO of Celtaxsys, a privately held biotechnology company focused on cystic fibrosis and other rare, inflammatory diseases. Mr. Duncan has spent the majority of his career in senior leadership roles in commercial stage pharmaceutical companies. From 2007 to 2013, he served as a senior executive at UCB, including as President of its North America business, as well as an executive committee member. Prior to his roles with UCB, Mr. Duncan spent approximately 17 years at Pfizer where he gained significant experience across sales and marketing functions including serving as SVP of US Marketing and later as President of Pfizer’s Latin America business from 2005 to 2007. Mr. Duncan received his undergraduate degree from the State University of New York, Albany, and earned an MBA degree from Emory University. Among other experience, qualifications, attributes and skills, Mr. Duncan’s significant depth of experience in the pharmaceutical industry led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Alan W. Dunton, M.D. has been a director of CorMedix since March 2019. He is the founder and principal consultant of Danerius, LLC, a biotechnology and pharmaceutical consulting business which he started in 2006. From 1994, he served in senior positions in Research and Development in the Pharmaceutical Division of Johnson and Johnson including President and Managing Director of Janssen, the major research, development and regulatory arm of the pharmaceuticals division at Johnson & Johnson. From January 2007 through March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. From November 2015 through March 2018, Dr. Dunton was the Head/Senior Vice President of Research, Development and Regulatory Affairs of Purdue Pharma L.P., a private pharmaceutical company. Dr. Dunton received his Bachelor of Science degree in biochemistry, magna cum laude, from State University of New York at Buffalo, and received his M.D. from New York University School of Medicine. In addition to CorMedix, Dr. Dunton currently serves on the boards of three public companies, as a Director at Palatin Technologies, Inc. and Oragenics, Inc. he chairs the Compensation Committees of both companies. He also serves as a member of the Audit Committees of these companies. Additionally, Dr. Dunton is a member of the board of Recce Pharma Ltd., an Australian public biotechnology company focused on developing novel anti-infectives for serious and life threatening diseases. Among other qualifications, Dr. Dunton’s significant depth of experience in the pharmaceutical industry, including service as a director of public pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Myron Kaplan became a director of CorMedix in April 2016 and became Chairman of the Board in August 2017. He is a founding partner of Kleinberg, Kaplan, Wolff & Cohen, P.C., a New York City general practice law firm, where he has practiced corporate and securities law for more than forty years. In 2012, Mr. Kaplan became a trustee of the Lehman Brothers Plan Holding Trust. Previously, he served as a member of the board of directors of SAirGroup Finance (USA) Inc., a subsidiary of SAirGroup that had publicly issued debt securities, Trans World Airlines, Inc. and Kitty Hawk, Inc. Among his business and civic involvements, Mr. Kaplan currently serves on the boards of directors of a number of private companies and has been active for many years on the boards of trustees and various board committees of The Children’s Museum of Manhattan and JBI International (formerly The Jewish Braille Institute of America). Mr. Kaplan graduated from Columbia College and holds a Juris Doctor from Harvard Law School. Among other experience, qualifications, attributes and skills, Mr. Kaplan’s experience in a broad range of corporate and securities matters and service as a director of public companies led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

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

Board Independence

Our Board has undertaken a review of the independence of our directors and has determined that (i) all current directors, except Mr. Todisco, our Chief Executive Officer, are independent within the meaning of Section 5605(b) of the Nasdaq Marketplace Rules, (ii) all members of our Audit Committee meet the additional test for independence for audit committee members imposed by SEC regulation and Section 5605(c) of the Nasdaq Marketplace Rules, (iii) all of the members of our Compensation Committee are independent within the meaning of Section 5605(d) of the Nasdaq Marketplace Rules, and (iv) all of the members of our Nominating and Governance Committee, except Mr. Todisco, our Chief Executive Officer, are independent within the meaning of Section 5605(e) of the Nasdaq Marketplace Rules.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Our Audit Committee currently consists of Mr. Lefkowitz (Chair), Dr. Dunton and Mr. Duncan. Our Compensation Committee currently consists of Ms. Dillione (Chair), Dr. Dunton and Mr. Duncan. Our Nominating and Governance Committee currently consists of Mr. Costa (Chair), Mr. Kaplan, Ms. Dillione and Mr. Todisco. The membership of these Committees may be changed after our next annual meeting.

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

At our 2021 annual meeting of stockholders, our stockholders indicated their preference that we solicit a non-binding advisory vote on the compensation of the named executive officers, commonly referred to as a “Say-On-Pay” vote, every year. This vote is not intended to address any specific item of compensation, but rather the overall compensation of our named executive officers and the philosophy, policies and practices described in this Annual Report on Form 10-K. The Compensation Committee evaluates our executive compensation program in light of our benchmarking of peer companies with the advice of Frederic W. Cook as well as our shareholders’ views’ including the “Say-On-Pay” votes when making future decisions regarding executive compensation. We solicited a “Say-On-Pay vote at our 2022 annual meeting of stockholders, and the next “Say-On-Pay” vote will occur at the 2023 annual meeting of stockholders.

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

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 15, 2023:

Name	Age	Position(s) with CorMedix
Joseph Todisco	47	Chief Executive Officer
Matthew David	45	Chief Financial Officer
Phoebe Mounts	72	Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal
Elizabeth Hurlburt	44	Executive Vice President and Head of Clinical Operations
Erin Mistry	41	Executive Vice President and Chief Commercial Officer

See the biography for Joseph Todisco under “Directors.”

Matthew David became our Chief Financial Officer in May 2020. From October 4, 2021 through May 10, 2022, Dr. David also served as our interim Chief Executive Officer in addition to his role as Chief Financial Officer. Prior to joining us, he most recently served as Head of Strategy at Ovid Therapeutics Inc, a late-stage clinical biopharmaceutical company focused on developing treatments for rare neurological disorders, where he was responsible for financing strategy and investor relations, and joined in October 2018. Prior to Ovid, Dr. David was a Strategic Advisor to Frequency Therapeutics, advising on financing, investor relations and strategic initiatives from 2017 to early 2019. Prior to Frequency, Dr. David spent the majority of his career as an investment banker specialized in the life sciences sectors, including at Piper Jaffray, Thomas Weisel Partners, Ferghana Partners and most recently at Bank of America Merrill Lynch. As part of his experience as an investment banker, Dr. David has advised on a broad range of capital raising and strategic transactions. Earlier in his career, Dr. David was part of the equity research team at Lehman Brothers, focusing on Large Pharma. Dr. David began his career as a surgical resident at Beth Israel Hospital, after receiving an M.D. from NYU School of Medicine. Dr. David earned his Bachelor of Arts degree in Chemistry, magna cum laude, from Dartmouth College.

Phoebe Mounts became our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal in May 2019 and Technical Operations in October 2021. Prior to her employment with us, Dr. Mounts was a partner at Morgan, Lewis & Bockius LLP, where she provided legal counsel to life sciences companies for over 20 years. As part of her work at Morgan Lewis, Dr. Mounts had been providing us legal services as outside counsel since 2013, with responsibility for developing our FDA regulatory strategies for DefenCath. Prior to graduating from Georgetown University Law Center, Dr. Mounts was on the faculty of the Johns Hopkins University School of Public Health for 16 years, specializing in molecular biology and infectious disease. She received her Ph.D. in molecular biology from the University of Edinburgh in Scotland.

Elizabeth Hurlburt became our Executive Vice President and Head of Clinical Operations in March 2018. Her current role is Executive Vice President and Head of Clinical and Medical Affairs, effective May 2022. Prior to her employment, Ms. Hurlburt had been providing us clinical operations expertise as a consultant since late November 2017. Before she began her consulting career, she held several progressive management roles in clinical operations, most recently at Gemphire Therapeutics, as a Senior Director, Clinical Operations from April 2015 to October 2016, then as Vice President, Clinical Operations from October 2016 to March 2018. Ms. Hurlburt received her B.A. in Leadership and Organizational Management from Bay Path College and a M.S. in Management and Leadership from Western Governors University.

Erin Mistry became our Senior Vice President of Payer Strategy, Government Affairs and Trade in March 2020. Her current role is Executive Vice President and Chief Commercial Officer, effective January 2023. Prior to joining CorMedix, Erin held roles as VP market access at Intarcia therapeutics as well as Senior Managing Director of the global Value and Access practice at Syneos Health. During her career, Erin has worked with emerging, mid-size, and large biopharma companies with a focus on pricing, access and reimbursement. She currently serves on the boards of Incubate Coalition and the AntiMicrobial Working Group, both in Washington, DC. Erin holds a B.S. in Industrial Engineering (healthcare) and an M.S. in Biomechanical Engineering from North Carolina State University.

On May 10, 2022, Thomas Nusbickel, our former Chief Commercial Officer, and CorMedix mutually agreed to part ways, effective June 1, 2022.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Director Compensation in Fiscal 2022

The following table shows the compensation earned by each non-employee director of our Company for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) (2) ($)	Total ($)
Paulo F. Costa	94,000	59,960	153,960
Janet Dillione	78,000	59,960	137,960
Gregory Duncan	72,000	59,960	131,960
Alan W. Dunton	82,000	59,960	141,960
Myron Kaplan	130,000	59,960	189,960
Steven Lefkowitz	93,000	59,960	152,960

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the directors upon option exercise. For information on the valuation assumptions used in calculating these amounts, see Note 9 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	As of December 31, 2022, the number of shares underlying options held by each non-employee director was as follows: 63,750 shares for Mr. Costa; 125,000 shares for Ms. Dillione; 62,500 for Mr. Duncan; 92,500 shares for Dr. Dunton; 106,000 shares for Mr. Kaplan; and 103,000 shares for Mr. Lefkowitz.

Director Compensation Plan

The Board, following the recommendation of the Compensation Committee and, based on advice of Frederic W. Cook & Co., determined that no adjustment was needed with regard to Board and committee cash compensation for 2022.

The 2022 compensation program is set forth below in the table. Each year we make an annual grant of stock options to each non-employee director with respect to 20,000 shares and we make an initial grant of stock options to new non-employee directors with respect to 25,000 shares, prorated as appropriate. All stock options are subject to continued service on the Board through the vesting date. The exercise price per share of each stock option granted to our non-employee directors is equal to the fair market value of our common stock as determined based upon the closing sales price for our stock on the date of grant.

	Cash		Stock Options
Annual Fee	$55,000
First Election to Board			25,000	(1)
Annual Grant, Prorated in First Year Following Election to the Board			20,000	(2)
Additional Annual Fee - Board Chair	$45,000
Additional Annual Fee - Audit Chair	$23,000
Additional Annual Fee - Compensation Chair	$18,000
Additional Annual Fee - Nomination and Governance Chair	$14,000
Additional Annual Fee - Audit Committee Non-Chair Members	$10,000
Additional Annual Fee - Compensation Committee Non-Chair Members	$7,000
Additional Annual Fee - Nomination and Governance Committee Non-Chair Members	$5,000
Additional Annual Fee - Strategic Committee Members	$15,000
Additional One-Time Fee - Search Committee for CEO	$10,000	(3)

(1)	Vest one third each on the date of grant and the first and second anniversary date of grant.

(2)	Vest monthly over one year after the grant date.
(3)	The additional one-time fee for the Search Committee for CEO was paid in Q2 2022.

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

EXECUTIVE COMPENSATION

Components of Compensation

The key components of our executive compensation package are cash compensation (salary and annual bonuses), long-term equity incentive awards and change in control and other severance agreements. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our Named Executive Officers. During 2022, our Named Executive Officers were Joseph Todisco, Matthew David, Phoebe Mounts, Elizabeth Hurlburt and Thomas Nusbickel. Mr. Todisco’s service as our Chief Executive Officer was effective May 10, 2022. Mr. Nusbickel separated from service as our Chief Commercial Officer effective June 1, 2022.

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

For the years ended December 31, 2022 and 2021, with the advice of outside consultants, including Frederic W. Cook & Co., the Compensation Committee increased the salaries of certain of our Named Executive Officers to account for adjustments in the market. See under the caption “Employment Agreements.”

In March 2019, May 2020, March 2021 and March 2022, respectively, we entered into an employment agreement with each of Phoebe Mounts, our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal, Matthew David, our Executive Vice President and Chief Financial Officer, Elizabeth Hurlburt, our Executive Vice President and Head of Clinical Operations, and Joseph Todisco, our Chief Executive Officer. These agreements provide for a salary for each Named Executive Officer and are described under the caption “Employment Agreements.”

Dr. David, our Chief Financial Officer, served as interim Chief Executive Officer until Mr. Todisco was appointed Chief Executive Officer, effective May 10, 2022. Dr. David’s base salary was increased from $330,000 to $425,000 to account for the additional responsibilities associated with serving as the interim Chief Executive Officer. His compensation as the interim Chief Executive Officer is described under the caption “Employment Agreements.” Following Dr. David’s tenure as the interim Chief Executive Officer, and as he continues to serve as Chief Financial Officer, his annual base salary was $375,000.

On March 16, 2022, we entered into an employment agreement with Mr. Todisco to serve as our Chief Executive Officer, effective May 10, 2022.

The base salary information for our Named Executive Officers for 2022 is described under the caption “Employment Agreements.”

Annual Bonuses

We maintain the CorMedix Inc. Executive Bonus Plan (the “Bonus Plan”), which is used to grant annual and other performance bonuses to executives, including our Named Executive Officers. The Bonus Plan provides for bonuses based on achievement of performance objectives, as determined by the Compensation Committee for each performance period.

As part of their compensation package, our Named Executive Officers generally have the opportunity to earn annual non-equity incentive bonuses under the Bonus Plan. Annual non-equity bonuses are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. The Board approves, based on the Compensation Committee’s recommendation, an annual corporate target award for the Named Executive Officers based on a percentage of base salary and any applicable terms in any individual employment agreements. Annual bonus targets as a percentage of base salary increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance. For 2022, Dr. Mounts, Ms. Hurlburt and Mr. Nusbickel were each eligible for an annual target bonus of 30% each of their respective base salary then in effect. Dr. David was eligible for an annual target bonus of 30% of base salary prior to serving as interim Chief Executive Officer and the target was increased to 60% of base salary while serving in that role. Following Dr. David’s tenure as the interim Chief Executive Officer, and as he continues to serve as Chief Financial Officer, his current annual target bonus is 40%. Mr. Todisco joined the Company on May 10, 2022 and his bonus is described in more detail under the caption “Employment Agreements.”

At the beginning of the performance year, the Board approves annual corporate goals and objectives, based on the recommendations of the Compensation Committee. The Board or Compensation Committee approves bonus awards, if any, for each Named Executive Officer based on the achievement of these pre-established corporate goals and such other factors as our Board or Compensation Committee deems appropriate, based on recommendations of the Compensation Committee. For any given performance year, proposed annual bonuses may range from 0% to 100% of target, or higher under certain circumstances. Corporate performance has a significant impact on the annual bonus amounts because the Compensation Committee and Board believe it is an appropriate measure of how the Named Executive Officer contributed to business results. For 2022, the Compensation Committee determined that it was appropriate to pay bonuses to Mr. Todisco, Dr. Mounts, Dr. David and Ms. Hurlburt based on achievement of corporate goals and individual performance in 2022. Each of Mr. Todisco, Dr. Mounts, Dr. David and Ms. Hurlburt received performance bonuses of $305,760, $88,200, $147,235 and $84,848, respectively. In the case of Dr. David, his bonus reflected his bonus targets as both the interim Chief Executive Officer and Chief Financial Officer, on a prorated basis. These bonuses were paid in early 2023. Mr. Nusbickel received a bonus in accordance with the terms of his separation agreement as described under “Employment Agreements” below.

In 2021, the Compensation Committee approved a special performance bonus opportunity under the Bonus Plan for Dr. Matthew David, then interim Chief Executive Officer, Executive Vice President and Chief Financial Officer, Dr. Phoebe Mounts, Executive Vice President and General Counsel and Head of Technical Operations, and Ms. Elizabeth Hurlburt, Executive Vice President and Head of Clinical Operations, to provide an incentive for the Company’s leadership team to accomplish specific performance objectives during a performance period beginning October 1, 2021 and ending March 31, 2022. The executives had an opportunity to earn a performance bonus of up to 30% of salary for Dr. Mounts and Ms. Hurlburt and up to 60% of salary for Dr. David based on attainment of key performance objectives, continued employment and compliance with restrictive covenants. With new leadership while Dr. David served as interim Chief Executive Officer, the Compensation Committee determined that it was appropriate to provide specific targeted performance objectives tied to incentive payments to drive performance that is intended to support our long-term performance. In May 2022, Dr. David, Dr. Mounts and Ms. Hurlburt received performance bonuses of $242,250, $106,875 and $89,775, respectively.

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

Stock Options

On October 13, 2022, our shareholders approved the Amended and Restated 2019 Omnibus Stock Incentive Plan, which, subject to certain adjustments, authorizes us to issue up to 4,800,000 additional shares of our common stock as long-term equity incentives to our employees, consultants and directors. The long-term incentives may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, or other rights or benefits to employees, consultants, and directors of our Company or a related entity.

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

In February 2023, the Board, based on the recommendation of the Compensation Committee, granted time-based stock options to our Named Executive Officers based on 2022 metrics as determined by the Board. The time-based stock options vest annually in four increments while the executive remains employed by the Company. The Board granted 125,000 time-based stock options each to Dr. David, Dr. Mounts and Ms. Hurlburt, all with an exercise price of $4.43 per share, and 400,000 time-based stock options to Mr. Todisco with an exercise price of $4.43 per share.

In January 2021, the Board, based on the recommendation of the Compensation Committee, granted a mix of time-based and performance-based stock options to Drs. Mounts and David, Messrs. Armstrong and Baluch, and Ms. Hurlburt, which vested annually in four increments while the executive remained employed by the Company. These performance-based stock options were forfeited in December 2022 because the performance was not achieved and, in the case of Messrs. Armstrong and Baluch, they no longer remained employed by us.

 We expect to continue to use stock options as a long-term incentive vehicle because:

●	Stock options align the interests of our Named Executive Officers with those of our stockholders, supporting a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for our stockholders.

●	Stock options are performance-based. All of the value received by the recipient of a stock option is based on the growth of the stock price. In addition, stock options can be issued with vesting based on the achievement of performance goals.

●	Stock options help to provide balance to the overall executive compensation program as base salary and annual bonuses focus on short-term compensation, while the vesting of stock options increases stockholder value over the longer term.

●	The vesting period of stock options encourages executive retention and the preservation of stockholder value. In determining the number of stock options to be granted to our Named Executive Officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual Named Executive Officer’s total compensation.

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

Employment Agreements

Employment Agreements with Current Named Executive Officers

On March 16, 2022, we entered into an employment agreement with Mr. Todisco, our Chief Executive Officer. After the initial term, the term of the employment agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed. The terms of Mr. Todisco’s employment agreement are further described below.

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

On October 26, 2021, we entered into a letter agreement with Dr. David which modified certain terms of his employment agreement, dated as of May 11, 2020, and provided other compensation as a result of Dr. David serving as our interim Chief Executive Officer, effective as of October 4, 2021 through May 10, 2022. Pursuant to the letter agreement, during the period in which Dr. David served as interim Chief Executive Officer, his base salary was increased to $425,000 from $330,000, which is the amount set forth in his employment agreement. After Dr. David ceased to serve as interim Chief Executive Officer and while he serves as Chief Financial Officer, he receives an annual base salary of $375,000, effective May 10, 2022. Under the letter agreement, Dr. David’s target annual bonus with respect to the period during which he served as interim Chief Executive Officer was increased to 60% from 30% of his base salary. After Dr. David ceased to service as interim Chief Executive Officer, his target annual bonus is 40% of his base salary.

On March 10, 2021, we entered into an employment agreement with Ms. Hurlburt to serve as our Executive Vice President and Head of Clinical Operations. After the initial three-year term of the employment agreement, the term of the employment agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed.

On March 19, 2019, we entered into an employment agreement with Dr. Mounts to serve as our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal, effective May 19, 2019. The term of the employment agreement will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed.

On April 29, 2021, we entered into an employment agreement with Mr. Nusbickel, our Chief Commercial Officer. In connection with Mr. Nusbickel’s separation from service effective June 1, 2022, we and Mr. Nusbickel entered into a separation agreement and release dated as of May 10, 2022 (the “Nusbickel Separation Agreement”). Mr. Nusbickel was eligible to receive severance benefits on account of termination without Cause under the employment agreement. Under the Nusbickel Separation Agreement, Mr. Nusbickel received the severance payments and benefits described in his employment agreement as follows: (i) lump sum payment of 44 days compensation in lieu of notice; (ii) payment of base salary for a period of nine months following June 1, 2022; (iii) payment of an annual bonus on a prorated basis, for the 2022 year, based on achievement of specified bonus objectives; (iv) the monthly payment of a portion of his COBRA premium for a period of nine months following June 1, 2022 or until he became eligible for group health insurance coverage under another employer’s plan, whichever occurs first; and (v) all equity awards and stock options that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date, provided that any performance-based equity awards and stock options will not accelerate, as such vesting requirements have not been successfully met as of the date of termination. Mr. Nusbickel is bound by confidentiality, non-solicitation and non-competition covenants under his employment agreement, among other terms.

Pursuant to their respective employment agreements, Mr. Todisco receives an annual salary of $600,000 (effective May 2022), Dr. Mounts receives an annual salary of $375,000, Dr. David receives an annual salary of $375,000 (effective May 2022), and Ms. Hurlburt receives an annual salary of $365,000 (effective May 2022). Dr. David’s salary was increased to $425,000 from October 2021 to May 2022 while he served as interim Chief Executive Officer. Such salaries cannot be decreased unless all officers and/or members of our executive management team experience an equal or greater percentage reduction in base salary and/or total compensation, provided that any reduction in an executive’s salary may be no greater than 25%.

Each executive is eligible for an annual bonus of up to 30% for Ms. Hurlburt, up to 30% for Dr. Mounts, up to 40% for Dr. David (which was increased up to 60% while he served as interim Chief Executive Officer) and up to 65% for Mr. Todisco (solely with respect to the 2022 fiscal year, Mr. Todisco will receive an annual bonus not less than $195,000), of his or her base salary then in effect, as determined by our Board or the Compensation Committee. In determining such bonus payment, our Board or the Compensation Committee will take into consideration the achievement of specified Company objectives, predetermined by our Board or the Compensation Committee and Chief Executive Officer, and such other factors as our Board or the Compensation Committee deems appropriate. Each executive generally must be employed through December 31 of a given year to be eligible to earn that year’s annual bonus.

The following provisions of the employment agreements with Mr. Todisco, Drs. David and Mounts and Ms. Hurlburt are identical except where noted.

If we terminate the executive’s employment for Cause (as defined in the employment agreement), the executive will be entitled to receive only the accrued compensation due to him or her as of the date of such termination, rights to indemnification and directors’ and officers’ liability insurance, and as otherwise required by law, and certain equity awards will be forfeited.

If we terminate the executive’s employment other than for Cause, and other than for death, disability or notice of nonrenewal, or if the executive resigns for Good Reason (as defined in the employment agreement), the executive will receive the following benefits: (i) payment of any accrued compensation and any unpaid bonus relating to the completed prior year, as well as rights to indemnification and directors’ and officers’ liability insurance and any rights or privilege otherwise required by law; (ii) we will continue to pay the executive’s base salary for a period of twelve months in the case of Mr. Todisco following termination of employment and nine months for the other executives; (iii) payment on a prorated basis for any target bonus for the year of termination based on the actual achievement of the specified bonus objectives; (iv) if the executive timely elects continued health insurance coverage under COBRA, then we will pay the premium to continue such coverage for him or her and his or her eligible dependents in an amount equal to the portion paid for by us during the executive’s employment until the conclusion of the time when he or she is receiving continuation of base salary payments or until he or she becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first, provided however that we have the right to terminate such payment of COBRA premiums on behalf of the executive and instead pay him or her a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if we determine in our discretion that continued payment of the COBRA premiums is or may be discriminatory under Section 105(h) of the Code; and (v) unvested equity awards that are scheduled to vest on or before the next succeeding anniversary of the date of termination shall be accelerated and deemed to have vested as of the termination date, and in the case of Mr. Todisco, accelerated vesting of the restricted stock units granted to him on May 10, 2022; provided that any performance based equity awards or stock options whose vesting requirements have not been successfully met as of the date of termination of employment or resignation with Good Reason will not accelerate. In addition, in the event of a termination by the Company without Cause or the executive’s resignation of employment for Good Reason, in either case within 24 months following a Corporate Transaction (as defined in the employment agreement), all equity awards and stock options shall become fully vested and exercisable, and vested stock options will remain exercisable for a specified period of time following termination or resignation or, if earlier, the expiration date of the stock option, and, in the case of Mr. Todisco, a payment in the amount of 150% of the sum of Mr. Todisco’s then-current base salary and his target bonus in effect will be paid in equal monthly installments over 18 months following termination. The separation benefits set forth above are conditioned upon the executive executing a release of claims against us, our parents, subsidiaries, and affiliates, and each such entities’ officers, directors, employees, agents, successors, and assigns in a form acceptable to us, within a time specified therein, which release is not revoked within any time period allowed for revocation under applicable law.

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

Our employment agreements with Mr. Todisco, Drs. David and Mounts and Ms. Hurlburt each contain a non-compete provision that provides that during the employment and for a specified period immediately following the executive’s separation from employment for any reason, the executive is prohibited from engaging in any business involving the development or commercialization of a preventive anti-infective product that would be a direct competitor of DefenCath/Neutrolin or a product containing taurolidine or any other product being actively developed or produced by us within the United States and the European Union (or in the case of Dr. David, Mr. Todisco and Ms. Hurlburt worldwide) on the date of termination of his or her employment.

Tax and Accounting Considerations

U.S. federal income tax generally limits the tax deductibility of compensation we pay to our Named Executive Officers and certain other officers to $1.0 million each in the year the compensation becomes taxable to the executive officers. Although deductibility of compensation is considered, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct amounts of compensation from time to time. Accounting rules require us to expense the cost of our stock option grants. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Named Executive Officers in the years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)	Option Awards (1) ($)		Non-equity Incentive Plan Compensa-tion ($)		All Other Compen-sation ($)		Total ($)
Joseph Todisco (2)	2022	378,461			701,245	1,273,500		305,760	(3)	32,223	(4)	2,691,189
Chief Executive Officer

Matthew David (5)	2022	393,462			--	305,900		389,485	(6)	47,697	(4)	1,136,544
Chief Financial Officer	2021	351,923	75,900	(7)	--	951,895		--		43,584	(4)	1,423,302

Phoebe Mounts	2022	375,000			--	428,260		195,075	(8)	12,146	(4)	1,010,481
Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal	2021	375,000	61,875	(7)	--	1,164,810		--		11,412	(4)	1,613,097

Elizabeth Hurlburt	2022	346,346			--	305,900		175,623	(9)	16,942	(4)	844,811
Executive Vice President and Head of Clinical Operations	2021	310,800	37,800	(7)	--	742,910		--		44,818	(4)	1,136,328

Thomas Nusbickel (10)	2022	191,827			--	305,900	(9)	31,384	(11)	416,766	(12)	945,877
Former Executive Vice President and Chief Commercial Officer	2021	233,654	75,000	(7)	--	1,540,265		--		27,663	(4)	1,876,582

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the Named Executive Officers upon option exercise.
(2)	Mr. Todisco became our Chief Executive Officer on May 10, 2022.
(3)	Represents annual bonus for the 2022 year that was accrued in fiscal year 2022 paid in 2023.
(4)	Represents premiums paid by us for health benefits and 401(k) plan employer match.
(5)	Dr. David served as the interim Chief Executive Officer effective October 4, 2021 through May 10, 2022.
(6)	Represents (i) an incentive cash award of $242,250, which was earned as a result of our performance during the period October 2021 through March 2022 and paid in 2022, under a special performance bonus opportunity, and (ii) $147,235 annual bonus for the 2022 year that was accrued in fiscal year 2022 and paid in 2023. Solely with respect to (i) herein, $89,250 of the payment was accrued on an estimated basis during the year ended December 31, 2021 and the balance of $153,000 was booked during the year ended December 31, 2022.
(7)	Represents discretionary annual bonuses accrued in fiscal year 2021 paid in 2022.
(8)	Represents i) an incentive cash award of $106,875, which was earned as a result of our performance during the period October 2021 through March 2022 and paid in 2022, under a special performance bonus opportunity, and (ii) $88,200 annual bonus for the 2022 year that was accrued in fiscal year 2022 and paid in 2023. Solely with respect to (i) herein, $39,375 of the payment was accrued on an estimated basis during the year ended December 31, 2021 and the balance of $67,500 was booked during the year ended December 31, 2022.
(9)	Represents (i) an incentive cash award of $89,775, which was earned as a result of our performance during the period October 2021 through March 2022 and paid in 2022, under a special performance bonus opportunity, and (ii) $85,848 annual bonus for the 2022 year that was accrued in fiscal year 2022 and paid in 2023. Solely with respect to (i) herein, $33,075 of the payment was accrued on an estimated basis during the year ended December 31, 2021 and the balance of $56,700 was booked during the year ended December 31, 2022.
(10)	On May 10, 2022, we and Thomas Nusbickel came to a mutual agreement pursuant to which Mr. Nusbickel separated from service as our Chief Commercial Officer, effective June 1, 2022. Stock options granted in 2022 include 50,000 options that were forfeited when his employment was terminated, with a grant date fair value of $152,950.
(11)	Represents an annual bonus for the 2022 year paid in 2023.
(12)	Represents premiums paid by us for health benefits, 401(k) plan employer match, sign-on bonus in cash amounted to $50,000 and severance pay for Mr. Nusbickel of $320,673 of which $251,215 was paid in 2022 and the remaining balance of $69,458 is payable in 2023.

Outstanding Equity Awards at Fiscal Year-End 2022

The following table contains certain information concerning unexercised options for the Named Executive Officers as of December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options # (2)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: FMV or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Joseph Todisco	--	500,000	--	3.38	05/09/2032	207,469	(4)	875,519
Matthew David	63,667	41,500	19,833	5.63	05/11/2030	--		--
	63,667	41,500	19,833	4.08	05/11/2030	--		--
	20,000	20,000	--	8.32	01/10/2031	--		--
	62,500	62,500	--	5.56	10/31/2031	--		--
	25,000	75,000	--	4.03	02/17/2032	--		--
Phoebe Mounts	49,500	10,500	10,000	7.92	05/01/2029	--		--
	18,573	6,191	--	5.63	02/25/2030	--		--
	37,500	12,500	--	4.08	05/11/2030	--		--
	37,500	12,500	--	5.63	05/11/2030	--		--
	35,000	35,000	--	8.32	01/10/2031	--		--
	50,000	50,000	--	5.56	10/31/2031	--		--
	35,000	105,000	--	4.03	02/17/2032	--		--
Elizabeth Hurlburt	54,000	--	--	1.45	3/19/2028	--		--
	20,880	--	--	8.30	01/10/2029	--		--
	18,573	6,191	--	5.63	02/25/2030	--		--
	28,125	9,375	--	4.08	05/11/2030	--		--
	28,125	9,375	--	5.63	05/11/2030	--		--
	35,000	35,000	--	8.32	01/10/2031	--		--
	25,000	75,000	--	4.03	02/17/2032	--		--

(1)	Vesting based on continued employment over four years.
(2)	Options vest based on achievement of specific milestones and continued employment and become exercisable if and when a milestone is achieved.
(3)	Fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2022, which was $4.22.
(4)	Each restricted stock unit represents the right to receive one share of our common stock. The restricted stock units vest 50% on the first anniversary of the grant date, 30% on the second anniversary of the grant date, and the remaining 20% on the third anniversary of the grant date, subject to continued service through the applicable vesting date.

Option Repricings

We did not engage in any repricings or other modifications to any of our Named Executive Officers’ outstanding options during the year ended December 31, 2022.

Potential Payments on a Qualifying Termination

If the severance payments called for in our employment agreements for Mr. Todisco, Dr. David, Dr. Mounts and Ms. Hurlburt had been triggered on December 31, 2022, we would have been obligated to make the following payments:

Name	Cash Severance Payment ($ per month) and (# of months paid)			Severance Benefits ($ per month) and (# of months paid) (1)		Number of Options (# that would vest) and ($ market value) (2)		Number of Restricted Stock Units (# that would vest) and ($ market value) (3)
Joseph Todisco	$50,000	(4)	12 mos.	$3,402	12 mos.	500,000	$420,000	207,469	$875,519
Matthew David	$31,250	(5)	9 mos.	$3,383	9 mos.	116,500	$20,060	0	$0
Phoebe Mounts	$31,250	(5)	9 mos.	$0	9 mos.	117,500	$21,700	0	$0
Elizabeth Hurlburt	$30,417	(5)	9 mos.	$0	9 mos.	84,375	$15,563	0	$0

(1)	Consists of COBRA payments.
(2)	The market value equals the difference between the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2022, which was $4.22, and the exercise prices of the applicable stock options.
(3)	The fair market value of the shares that could be acquired was based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2022, which was $4.22.
(4)	Represents severance based on monthly base salary, payable for 12 months. Any bonus for the year of termination based on performance would also be paid.
(5)	Represents severance based on monthly base salary, payable for 9 months. Any bonus for the year of termination based on performance would also be paid.

The severance payment called for in the employment agreement with Thomas Nusbickel was triggered on June 1, 2022. We were obligated to make the following payment pursuant to the Separation Agreement with Mr. Nusbickel, dated May 10,2022:

Name	Cash Severance Payment ($ per month) and (# of months paid)			Severance Benefits ($ per month) and (# of months paid)(1)		Number of Options (# that would vest) and ($ market value)(2)
Thomas Nusbickel (3)	$31,250	(4)	9 mos.	$2,882	9 mos.	0	$0

(1)	Consists of COBRA payments.

(2)	The market value equals the difference between the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2022, which was $4.22, and the exercise prices of the applicable stock options.

(3)	Pursuant to Mr. Nusbickel’s Separation Agreement, we paid Mr. Nusbickel an additional lump sum payment of $39,423 which represented base salary for 44 days as pay in lieu of notice, and a prorated bonus for the year of termination of $31,384.

(4)	Represents severance pay based on monthly base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table shows the number of shares of our common stock beneficially owned as of March 15, 2023 by:

●	each person known by us to own beneficially more than 5% of the outstanding shares of our common stock;

●	each director;

●	each of our Named Executive Officers; and

●	all of our current directors and executive officers as a group.

This table is based upon the information supplied by our Named Executive Officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown, and their address is c/o CorMedix Inc., 300 Connell Drive, Suite 4200, Berkeley Heights, New Jersey 07922. At March 15, 2023 we had 44,499,788 shares of common stock outstanding. Beneficial ownership in each case also includes shares issuable upon vesting of restricted stock units within 60 days from March 15, 2023 and exercise of outstanding options that can be exercised within 60 days after March 15, 2023 for purposes of computing the percentage of common stock owned by the person named. Options owned by a person are not included for purposes of computing the percentage owned by any other person.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders
Nomura Global Financial Products, Inc. (2)	2,952,334	7.2%

Directors:
Paulo F. Costa (3)	70,417	*
Janet Dillione (4)	185,140	*
Gregory Duncan (5)	69,167	*
Alan W. Dunton (6)	105,417	*
Myron Kaplan (7)	287,701	*
Steven Lefkowitz (8)	202,317	*

Named Executive Officers:
Joseph Todisco (9)	363,434	*
Matthew David (10)	345,734	*
Phoebe Mounts (11)	395,714	*
Elizabeth Hurlburt (12)	308,394	*
Thomas Nusbickel (13)	137,500	*

All executive officers and directors as a group (11 persons) (14)	2,467,001	5.3%

*	Less than 1%

(1)	Based upon 44,499,788 shares of our common stock outstanding on March 15, 2023 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 15, 2023.

(2)	Based solely on information contained in Amendment No. 1 to the Statement on Schedule 13G filed with the SEC on February 14, 2023 by Nomura Global Financial Products, Inc. (“NGFP”). NGFP is a wholly owned subsidiary of Nomura Holdings, Inc., which accordingly may be deemed to beneficially own the shares beneficially owned by NGFP. NGFP has the shared voting power with respect to 2,952,334 shares of our common stock and the shared dispositive power with respect to 2,952,334 shares of our common stock. The business address of NGFP is Worldwide Plaza, 309 West 49th Street, New York, NY 10019. The business address of Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan.
(3)	Consists of 70,417 shares of our common stock issuable upon exercise of stock options.
(4)	Consists of (i) 53,473 shares of our common stock, and (ii) 131,667 shares of our common stock issuable upon exercise of stock options. Ms. Dillione also holds 48,909 shares of common stock deferred under Director’s Compensation Plan, which is excluded for purposes of calculating the number of shares of our common stock beneficially owned as of March 15, 2023.
(5)	Consists of 69,167 shares of our common stock issuable upon exercise of stock options.
(6)	Consists of (i) 6,250 shares of our common stock, and (ii) 99,167 shares of our common stock issuable upon exercise of stock options.
(7)	Consists of (i) 145,034 shares of our common stock held directly, (ii) 30,000 shares of our common stock held by Mr. Kaplan’s wife, 20,000 of which are held by her individually and 10,000 of which are held as a custodian for two of Mr. Kaplan’s grandchildren, and (iii) 112,667 shares of our common stock issuable upon exercise of stock options.
(8)	Consists of (i) 60,498 shares of our common stock held directly, (ii) 2,000 shares of our common stock held by Mr. Lefkowitz’s wife, (iv) 30,152 shares of our common stock held by Wade Capital Corporation Money Purchase Plan, an entity for which Mr. Lefkowitz has voting and investment control, and (v) 109,667 shares of our common stock issuable upon exercise of stock options.
(9)	Consists of (i) 34,700 shares of our common stock, (ii) 103,734 shares of our common stock issuable upon vesting of restricted stock units, and (iii) 225,000 shares of our common stock issuable upon exercise of stock options.
(10)	Consists of (i) 3,150 shares of our common stock, (ii) 342,584 shares of our common stock issuable upon exercise of stock options.
(11)	Consists of (i) 7,200 shares of our common stock, and (ii) 388,514 shares of our common stock issuable upon exercise of stock options.
(12)	Consists of 308,394 shares of our common stock issuable upon exercise of stock options.
(13)	Consists of 137,500 shares of our common stock issuable upon exercise of stock options. On May 10, 2022, we came to a mutual agreement to part ways with Mr. Nusbickel, our former Chief Commercial Officer, effective June 1, 2022.
(14)	Consists of the following held by our directors and executive officers (A) 376,357 shares of our common stock, (B) 103,734 shares of our common stock issuable upon vesting of restricted stock units, and (C) 1,986,910 shares of our common stock issuable upon exercise of stock options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders (1)	4,661,838	(2)	$6.21	(3)	4,995,109

(1)	Our 2013 Stock Incentive Plan was approved by our stockholders on July 30, 2013. Our 2019 Omnibus Stock Incentive Plan was approved by our stockholders on November 26, 2019. Our Amended and Restated 2019 Omnibus Stock Incentive Plan was approved by our stockholders on October 13, 2022.
(2)	Consist of 4,454,369 underlying stock options and 207,469 underlying restricted stock units.
(3)	Applicable to shares underlying outstanding stock options only.

Stock Performance Graph

The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the NASDAQ Composite and the NASDAQ Biotechnology Index. The graph covers the most recent five-year period ended December 31, 2022. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2017, and that all dividends are reinvested.

	Cumulative Total Return
	12/2017	12/2018	12/2019	12/2020	12/2021	12/2022
CorMedix Inc.	$100.00	$256.97	$290.04	$296.02	$181.27	$168.13
NASDAQ Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
NASDAQ Biotechnology	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

No related party transactions occurred during the Fiscal year ended December 31, 2022. In February 2021, Manchester Securities Corp., Elliott Associates LP and Elliott International LP (collectively, “Elliott”), an existing institutional investor who collectively beneficially own the largest portion of the Company’s common stock, converted an aggregate of 10,001 Series G preferred shares into an aggregate of 556,069 shares of our common stock.

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

The information on Board independence is found in Item 10 of this Annual Report on Form 10-K under the heading “Board Independence.”

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed to us by Friedman LLP and Marcum LLP, our independent registered public accounting firms for the years ended December 31, 2022 and 2021, for services relating to: auditing our annual financial statements; reviewing our financial statements included in our quarterly reports on Form 10-Q; reviewing registration statements during 2022 and 2021; financing activities in 2022 and 2021; and services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	2022	2021
Audit Fees (Friedman LLP)	$42,400	$155,000
Audit Fees (Marcum LLP)	127,000	-
Audit Related Fees (Friedman LLP)	-	16,000
Tax Fees	-	-
All Other Fees	-	-
Total	$169,400	$171,000

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving in advance any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by our independent registered public accounting firm. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. All services performed by our independent registered public accounting firm during 2022 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon have been filed under Item 8 hereof.

2. Financial Statement Schedules:

None.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated March 9, 2018, between CorMedix Inc. and B. Riley FBR, Inc.	S-3	3/09/2018	1.1
1.2	Amended and Restated At-the-Market Issuance Sales Agreement, dated November 27, 2020, by and among CorMedix Inc., B. Riley Securities, Inc. and Needham & Company LLC	8-K	11/27/2020	1.1
1.3	At-the-Market Issuance Sales Agreement, dated August 12, 2021, by and among CorMedix Inc., Truist Securities, Inc. and JMP Securities LLC	8-K	08/12/2021	1.1
3.1	Form of Amended and Restated Certificate of Incorporation	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010	S-1/A	3/19/2010	3.5
3.3	Second Amended and Restated Bylaws as amended October 8, 2020	8-K	10/14/2020	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017	8-K	8/10/2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 25, 2019	8-K	3/25/2019	3.1
3.7	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014	8-K	9/16/2014	3.16
3.8	Second Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 5, 2019	8-K	9/11/2019	3.2
3.9	Certificate of Designation of Series G Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 5, 2019	8-K	9/11/2019	3.1
4.1	Specimen of Common Stock Certificate	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.3	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017	8-K	5/03/2017	4.2
4.4	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017	8-K	5/03/2017	4.3
4.5	Description of Capital Stock of CorMedix Inc.	10-K	3/16/2020	4.5
10.1**	License and Assignment Agreement, dated as of January 30, 2008, between the Company and ND Partners LLC				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.2	Escrow Agreement, dated as of January 30, 2008, among the Company, ND Partners LLC and the Secretary of the Company, as Escrow Agent	S-1	11/25/2009	10.6
10.3+	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1/A	3/01/2010	10.17
10.4+	2013 Stock Incentive Plan	10-K	3/27/2013	10.27
10.5**+	Executive Employment Agreement, dated and effective May 11, 2020, between CorMedix Inc. and Matthew David	10-K	3/30/2021	10.10
10.6+	Letter Agreement, dated and effective October 26, 2021, between CorMedix Inc. and Matthew David, M.D.	8-K	10/29/2021	10.1
10.7	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto	8-K	11/13/2017	10.1
10.8	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein	8-K	11/13/2017	10.2
10.9	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein	8-K	11/13/2017	10.3
10.10	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein	8-K	12/11/2017	10.1
10.11**+	Executive Employment Agreement, dated and effective March 10, 2021, between CorMedix Inc. and Elizabeth Hurlburt	8-K	3/12/2021	10.1
10.12	Securities Purchase Agreement, dated December 31, 2018, between CorMedix Inc. and the investor named therein	8-K	1/03/2019	10.1
10.13**+	Employment Agreement, dated as of March 19, 2019, between CorMedix Inc. and Phoebe Mounts	10-Q	5/13/19	10.1
10.14	Securities Exchange Agreement, dated August 14, 2019, by and among CorMedix Inc. and the Existing Security holders listed on the Schedule of Holders thereto	8-K	8/15/2019	10.1
10.15	Amended and Restated Registration Rights Agreement, dated as of September 6, 2019, by and among CorMedix Inc. and Manchester Securities Corp., and Elliot International, L.P. and Elliot Associates, L.P.	8-K	9/11/2019	10.1
10.16+	2019 Omnibus Stock Incentive Plan	8-K	11/27/2019	10.1
10.17+	Amended and Restated 2019 Omnibus Stock Incentive Plan	S-8	10/26/2022	99.1
10.18**+	Executive Employment Agreement, dated April 29, 2021, between CorMedix Inc. and Thomas Nusbickel	10-Q	08/21/2021	10.1
10.19+	2021 Executive Bonus Plan	8-K	12/23/2021	10.1
10.20+	Executive Employment Agreement, dated March 16, 2022, between CorMedix Inc. and Joseph Todisco.	8-K	03/21/2022	10.1
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from CorMedix Inc. Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2022 and 2021, (ii) Statements of Operations for the years ended December 31, 2022 and 2021, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021, (iv) Statements of Cash Flows for the years ended December 31, 2022 and 2021 and (v) Notes to the Financial Statements.**				X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Portions of the exhibit have been omitted in reliance on Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates management contract or compensation plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

March 30, 2023	By:	/s/ Joseph Todisco
Joseph Todisco
Chief Executive Officer (Principal Executive Officer)

March 30, 2023	By:	/s/ Matthew David
Matthew David
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Todisco	Chief Executive Officer and Director	March 30, 2023
Joseph Todisco	(Principal Executive Officer)

/s/ Matthew David	Chief Financial Officer	March 30, 2023
Matthew David	(Principal Financial and Accounting Officer)

/s/ Myron Kaplan	Director and Chairman of the Board	March 30, 2023
Myron Kaplan

/s/ Paulo Costa	Director	March 30, 2023
Paulo Costa

/s/ Janet Dillione	Director	March 30, 2023
Janet Dillione

/s/ Gregory Duncan	Director	March 30, 2023
Gregory Duncan

/s/ Alan Dunton	Director	March 30, 2022
Alan Dunton

/s/ Steven Lefkowitz	Director	March 30, 2023
Steven Lefkowitz

CORMEDIX INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of CorMedix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CorMedix Inc. and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, New Jersey

March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of CorMedix Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CorMedix Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

Friedman LLP

We served as the Company’s auditor from 2014 through 2022.

Marlton, NJ

March 29, 2022

CorMedix Inc. And Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$43,148,323	$53,317,405
Restricted cash	124,102	131,567
Short-term investments	15,644,062	12,149,003
Trade receivables, net	-	45,368
Inventories	-	3,008
Prepaid research and development expenses	11,016	51,993
Other prepaid expenses and current assets	623,672	770,485
Total current assets	59,551,175	66,468,829
Property and equipment, net	1,609,679	1,474,937
Restricted cash, long term	102,320	102,305
Operating lease right-of-use assets	775,085	899,505
TOTAL ASSETS	$62,038,259	$68,945,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,202,149	$2,209,552
Accrued expenses	3,973,941	3,014,156
Operating lease liabilities, short-term	134,801	121,368
Total current liabilities	6,310,891	5,345,076
Operating lease liabilities, net of current portion	667,632	802,433
TOTAL LIABILITIES	6,978,523	6,147,509

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at December 31, 2022 and 2021	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized at December 31, 2022 and 2021; 42,815,196 and 38,086,437 shares issued and outstanding at December 31, 2022 and 2021, respectively	42,815	38,086
Accumulated other comprehensive gain	82,743	87,130
Additional paid-in capital	330,294,782	308,331,750
Accumulated deficit	(275,360,786)	(245,659,081)
TOTAL STOCKHOLDERS’ EQUITY	55,059,736	62,798,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,038,259	$68,945,576

The accompanying notes are integral part of these consolidated financial statements.

CorMedix Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2022 and 2021

	December 31,
	2022	2021
Revenue:
Net sales	$65,408	$190,936
Cost of sales	(3,734)	(148,938)
Gross profit	61,674	41,998
Operating Expenses:
Research and development	(10,679,549)	(13,132,982)
Selling, general and administrative	(20,006,093)	(16,346,601)
Total operating expenses	(30,685,642)	(29,479,583)
Loss From Operations	(30,623,968)	(29,437,585)
Other Income (Expense):
Interest income	326,016	14,403
Foreign exchange transaction income (loss)	37,145	(21,287)
Interest expense	(26,515)	(15,943)
Total other (expense) income	336,646	(22,827)
Net Loss Before Income Taxes	(30,287,322)	(29,460,412)
Tax benefit	585,617	1,250,186
Net Loss	(29,701,705)	(28,210,226)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	5,055	(4,655)
Foreign currency translation loss	(9,442)	(10,221)
Total other comprehensive loss	(4,387)	(14,876)
Comprehensive Loss	$(29,706,092)	$(28,225,102)
Net Loss Per Common Share – Basic and Diluted	$(0.74)	$(0.75)
Weighted Average Common Shares Outstanding – Basic and Diluted	40,274,273	37,666,081

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022 and 2021

	Common Stock		Preferred Stock – Series C-2, C-3, Series D, Series E, Series F and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance at December 31, 2020	33,558,096	$33,558	241,623	$242	$102,006	$261,536,061	$(217,448,855)	$44,223,012
Stock issued in connection with ATM sale of common stock, net	3,737,862	3,738	-	-	-	41,451,892	-	41,455,630
Stock issued in connection with warrants exercised, cash	31,407	31	-	-	-	164,855	-	164,886
Stock issued in connection with warrants exercised, cashless	70,269	70	-	-	-	(70)	-	-
Stock issued in connection with options exercised	32,734	33	-	-	-	137,002	-	137,035
Conversion of Series G preferred shares to common stock	556,069	556	(10,001)	(10)	-	(546)	-	-
Conversion of Series C-3 preferred shares to common stock	100,000	100	(50,000)	(50)	-	(50)	-	-
Stock-based compensation	-	-	-	-	-	5,042,606	-	5,042,606
Other comprehensive loss	-	-	-	-	(14,876)	-	-	(14,876)
Net loss	-	-	-	-	-	-	(28,210,226)	(28,210,226)
Balance at December 31, 2021	38,086,437	$38,086	181,622	$182	$87,130	$308,331,750	$(245,659,081)	$62,798,067
Stock issued in connection with ATM sale of common stock, net	4,704,259	4,705	-	-	-	17,764,911	-	17,769,616
Stock issued in connection with warrants exercised, cash	24,500	24	-	-	-	128,601	-	128,625
Stock-based compensation	-	-	-	-	-	4,069,520	-	4,069,520
Other comprehensive loss	-	-	-	-	(4,387)	-	-	(4,387)
Net loss	-	-	-	-	-	-	(29,701,705)	(29,701,705)
Balance at December 31, 2022	42,815,196	$42,815	181,622	$182	$82,743	$330,294,782	$(275,360,786)	$55,059,736

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,701,705)	$(28,210,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,069,520	5,042,606
Change in right-of-use assets	124,420	115,130
Depreciation	84,618	61,890
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	42,143	(44,080)
Decrease in inventory	3,008	145,456
Decrease in prepaid expenses and other current assets	187,235	666,628
(Decrease) Increase in accounts payable	(6,566)	1,082,129
Increase in accrued expenses	961,963	94,279
Decrease in operating lease liabilities	(121,368)	(109,035)
Net cash used in operating activities	(24,356,732)	(21,155,223)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(31,140,004)	(15,289,586)
Maturity of short-term investments	27,650,000	7,580,000
Purchase of equipment	(219,360)	(1,425,329)
Net cash used in investing activities	(3,709,364)	(9,134,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	17,769,616	41,455,630
Proceeds from exercise of warrants	128,625	164,886
Proceeds from exercise of stock options	-	137,035
Net cash provided by financing activities	17,898,241	41,757,551
Foreign exchange effects on cash	(8,677)	(12,919)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,176,532)	11,454,494
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	53,551,277	42,096,783
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$43,374,745	$53,551,277

Cash paid for interest	$26,516	$15,943

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Conversion of Series G preferred stock to common stock	$-	$10
Conversion of Series C-3 preferred stock to common stock	$-	$50
Unrealized gain (loss) from investments	$5,055	$(4,655)
Deposit on equipment reclassified from prepaid expenses and current assets to property and equipment, net	$-	$501,821

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business and Basis of Presentation:

Organization and Business:

CorMedix Inc. (“CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006. The Company is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases. In 2013, the Company formed a wholly-owned subsidiary, CorMedix Europe GmbH and in May 2020, the Company formed a wholly-owned Spanish subsidiary, CorMedix Spain, S.L.U. As announced in May 2022, the Company began the process of winding down its operations in the EU and expects to discontinue Neutrolin sales in both the EU and the Middle East by the end of 2022.

The Company’s primary focus is to develop its lead product candidate, DefenCath™, for potential commercialization in the United States (“U.S.”) and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®, which is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration (“FDA”), while the name Neutrolin was used in the European Union (“EU”) and other territories where the Company has received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution (“CLS”) regulated as a medical device.

Note 2 — Liquidity and Uncertainties:

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. Based on the Company’s current development plans for DefenCath/Neutrolin in both the U.S. and foreign markets and its other operating requirements, the Company’s existing cash and cash equivalents and short-term investments at December 31, 2022 are expected to fund its operations for at least twelve months from the issuance of this Annual Report on Form 10-K, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of December 31, 2022, the Company has $50.0 million available under its At-the-Market Issuance Sales Agreement (the “ATM program”) and has $150.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 9).

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

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts, the balances of which exceed federally insured limits.

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$43,148,323	$53,317,405
Restricted cash, short-term and long-term	226,422	233,872
Total cash, cash equivalents and restricted cash	$43,374,745	$53,551,277

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at December 31, 2022 or 2021.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of December 31, 2022 and 2021, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at December 31, 2022 and 2021:

December 31, 2022:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds and Cash Equivalents	$7,311,327	$-	$572	$7,311,899
U.S. Government Agency Securities	12,072,127	(3,184)	2,056	12,070,999
Corporate Securities	2,684,235	(183)	909	2,684,961
Commercial Paper	888,875	(773)	-	888,102
Subtotal	15,645,237	(4,140)	2,965	15,644,062
Total December 31, 2022	$22,956,564	$(4,140)	$3,537	$22,955,961
December 31, 2021:
Money Market Funds and Cash Equivalents	$10,462,877	$(23)	$-	$10,462,854
U.S. Government Agency Securities	2,806,597	(1,261)	-	2,805,336
Corporate Securities	7,548,493	(4,467)	1	7,544,027
Commercial Paper	1,799,548	-	92	1,799,640
Subtotal	12,154,638	(5,728)	93	12,149,003
Total December 31, 2021	$22,617,515	$(5,751)	$93	$22,611,857

Fair Value Measurements

The Company’s financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, accounts receivable, investment securities and accounts payable. The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of their maturity dates.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2022 and 2021:

December 31, 2022:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$7,311,899	$7,311,899	$-	$-
U.S. Government Agency Securities	12,070,999	12,070,999	-	-
Corporate Securities	2,684,961	-	2,684,961	-
Commercial Paper	888,102	-	888,102	-
Subtotal	15,644,062	12,070,999	3,573,063	-
Total December 31, 2022	$22,955,961	$19,382,898	$3,573,063	$-
December 31, 2021:
Money Market Funds and Cash Equivalents	$10,462,854	10,462,854	-	-
U.S. Government Agency Securities	2,805,336	2,805,336	-	-
Corporate Securities	7,544,027	-	7,544,027	-
Commercial Paper	1,799,640	-	1,799,640	-
Subtotal	12,149,003	2,805,336	9,343,667	-
Total December 31, 2021	$22,611,857	$13,268,190	$9,343,667	$-

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (USD), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Translation gains and losses are included in other comprehensive income (loss). The Company had a foreign currency translation loss of $9,442 and $10,221 for the year ended December 31, 2022 and 2021, respectively.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Restricted Cash

As of December 31, 2022, and 2021 the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 8). The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the year ended December 31, 2021, approximately $48,000 was released by the court for the reimbursement of legal fees and other costs which was removed from restricted cash. As of December 31, 2022 and 2021, restricted cash in connection with the patent and utility model infringement proceedings were $124,000 and $132,000, respectively.

As of December 31, 2022, the Company had $102,000 in long-term restricted cash for a lease security deposit.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

Inventories

Inventories are valued at the lower of cost or net realizable value on a first in, first out basis. Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the DefenCath product. Inventories consist of the following:

	December 31,
	2022	2021
Finished goods	$-	$3,008

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, office equipment and computer equipment all of which are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. Property and equipment, as of December 31, 2022 and 2021 were $1,609,679 and $1,474,937, respectively, net of accumulated depreciation of $449,787 and $365,169, respectively. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses.

Description	Estimated Useful Life
Office equipment and furniture	5 years
Leasehold improvements	7 years or remaining term of the lease
Computer equipment	5 years
Computer software	3 years

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion, on the consolidated balance sheet (see Note 11).

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

	Number of Shares of Common Stock Issuable At
	December 31,
	2022	2021
Series C non-voting preferred stock	4,000	4,000
Series E voting preferred stock	391,953	391,953
Series G voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding warrants	-	56,455
Shares underlying outstanding stock options	4,454,369	3,358,131
Restricted stock units	207,469	-
Total potentially dilutive shares	10,110,769	8,863,517

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

Legal Costs

The Company records legal costs associated with loss contingencies when they are probable and reasonably estimable.

Note 4 — Geographic Information:

Geographic Information

The following table summarizes the geographic information:

	December 31,
	2022	2021
Reported revenues	$65,408	$190,936
Revenues attributable to European and Mideast operations, which are based in Germany	65,408	190,936
Total assets	62,038,259	68,945,576
Total assets located in the United States, with the remainder in the European Union	$61,740,478	$68,558,413

Note 5 — Accrued Expenses:

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Professional and consulting fees	$514,354	$311,408
Accrued payroll and payroll taxes	2,180,581	2,508,398
Manufacturing development related	1,214,550	99,614
Other	64,456	94,736
Total	$3,973,941	$3,014,156

Note 6 — Related Party Transactions:

In February 2021, Manchester Securities Corp., Elliott Associates LP and Elliott International LP (collectively, “Elliott”), an existing institutional investor who collectively beneficially own the largest portion of the Company’s common stock, converted an aggregate of 10,001 Series G preferred shares into an aggregate of 556,069 shares of the Company’s common stock.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Note 7 — Income Taxes:

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2022	2021
United States	$(29,973,763)	$(29,031,585)
Foreign	(313,559)	(428,827)
Total	$(30,287,322)	$(29,460,412)

There were no current or deferred income tax provisions for the years ended December 31, 2022 and 2021 because the Company has incurred operating losses since inception.

The Company’s deferred tax assets consist of the following:

	December 31,
	2022	2021
Net operating loss carryforwards – Federal	$47,683,000	$44,085,000
Net operating loss carryforwards – State	1,592,000	3,717,000
Net operating loss carryforwards – Foreign	10,000	5,000
Capitalized licensing fees	304,000	449,000
Stock-based compensation	5,270,000	4,430,000
Accrued compensation	172,000	320,000
Section 174 capitalization	2,702,000	-
Other	28,000	(17,000)
Totals	57,761,000	52,989,000
Less valuation allowance	(57,761,000)	(52,989,000)
Deferred tax assets	$-	$-

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2022	2021
Federal	$227,068,000	$209,930,000
State	$22,389,000	$52,280,000
Foreign	$38,000	$20,000

The net operating losses generated will start to expire in 2026 for Federal purposes whereas the operating losses for state purposes will begin expiring in 2040. The Tax Cuts and Jobs Act of 2017 (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. However, the net operating losses now have an indefinite carryforward as opposed to the former 20-year carryforward. The foreign net operating loss tax carryforwards do not expire. Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The Company’s foreign earnings are derived from its German subsidiary. The Company does not expect any foreign earnings to be repatriated in the U.S. in the near future. As announced in May 2022, the Company began the process of winding down its operations in the EU and expects to derive no income after the end of 2022.

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2022	2021
Statutory federal tax rate	21.0%	21.0%
State income tax rate (net of federal)	(4.3)%	3.5%
Change in foreign NOL	(0.2)%	(8.3)%
NJ NOL adjustment	1.9%	4.2%
Other permanent differences	(0.8)%	(0.9)%
Effect of valuation allowance	(15.7)%	(15.3)%
Effective tax rate	1.9%	4.2%

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2022 and 2021, the Company maintained a full valuation allowance against its net deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to OCI	Balance at End of Year
December 31, 2022	$52,989,000	$4,805,000	$(32,000)	$57,762,000
December 31, 2021	$48,480,000	$4,541,000	$(32,000)	$52,989,000

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2022 and 2021. The Company recognizes interest and penalties related to uncertain tax positions if any as a component of income tax expense.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and local perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. From a foreign perspective, tax years 2016 to 2020 remain open to examination.

During the years ended December 31, 2022 and 2021, the Company received net proceeds of $586,000 and $1,250,000, respectively, from the sale of most of its remaining unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed the Company to sell $626,000 of its total $626,000 in available NOL tax benefits for the state fiscal year 2021 and $1,337,000 of its total $1,337,000 for the state fiscal year 2020.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Note 8 — Commitments and Contingencies:

Contingency Matters

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv014020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. In the second amended complaint, the lead plaintiff seeks to represent two classes of shareholders: (i) shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive; and (ii) shareholders who purchased CorMedix securities pursuant or traceable to the Company’s November 27, 2020 offering pursuant to CorMedix’s Form S-3 Registration Statement, its Prospectus Supplement, dated November 27, 2020, and its Prospectus Supplement, dated August 12, 2021. The second amended complaint names as defendants the Company and twelve (12) current and former directors and officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”) as well as Janet Dillione, Myron Kaplan, Alan W. Dunton, Steven Lefkowitz, Paulo F. Costa, Greg Duncan (the “Director Defendants”). The second amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5), the Officer Defendants violated Section 20(a), the Director Defendants, CorMedix, Baluch, and David violated Section 11 of the Securities Act, and that the Director Defendants, Baluch, and David violated Section 15. In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims. The Company and the other Defendants filed their motion to dismiss the second amended complaint on November 23, 2022; the lead plaintiff filed his opposition to the Defendants’ motions to dismiss on January 7, 2023; and Defendants filed their reply brief on February 6, 2023.

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW (the “Derivative Litigation”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, and Phoebe Mounts along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the defendants and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. The individual defendants intend to vigorously contest such claims. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit described in the foregoing paragraph is pending. The stay may be terminated before the motion to dismiss is resolved according to certain circumstances described in the stipulation available on the Court’s public docket. The case was administratively terminated on March 16, 2022 while the stay is pending.

On or about January 13, 2023, another purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled DeSalvo v. Costa, et al., Case No. 2:23-cv-00150-JXN-CLW. Defendants Paulo F. Costa, Janet D. Dillione, Greg Duncan, Alan Dunton, Myron Kaplan, Steven Lefkowitz, Joseph Todisco, Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, and John L. Armstrong along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duty and unjust enrichment against the individual defendants. The individual defendants intend to vigorously contest such claims. The case is in the early stages.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

On or about January 25, 2023, another purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Scullion v. Baluch, et al., Case No. 2:23-cv-00406-ES-ESK. Defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Gregory Duncan, Matthew David, and Phoebe Mounts, along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duties. The individual defendants intend to vigorously contest such claims. The case is also in the early stages.

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

On September 9, 2014, the Company filed in the District Court of Mannheim, Germany, (the “Court”) a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of the Company’s European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the “EPO”) on January 8, 2014 (the “Prosl European Patent”).  The Prosl European Patent covers the formulation of taurolidine and citrate with low dose heparin in a catheter lock solution for maintaining patency and preventing infection in hemodialysis catheters. In this action, the Company claims that the Defendants infringe on the Prosl European Patent by manufacturing and distributing catheter locking solutions to the extent they are covered by the claims of the Prosl European Patent. The Company is seeking injunctive relief and raising claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm has filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step.

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

On November 22, 2017, the EPO in Munich, Germany held a further oral hearing in this matter. At the hearing, the panel held that the Prosl European Patent would be invalidated because it did not meet the requirements of novelty based on a technical aspect of the European intellectual property law. The Company disagrees with this decision and has appealed the decision. In a hearing on October 27, 2022 before the EPO Board of Appeals, the Board expressed the view that the patent claims of the Prosl European Patent on file were not inventive over prior art presented by TauroPharm. The Company thus withdrew its appeal against the first instance decision. This means that the invalidation of the patent has become final and that, as a consequence, the infringement proceedings, which are formally still ongoing, will also be closed because there is no underlying patent anymore. In view of the invalidation of the Prosl European Patent, on November 9, 2022, the Defendants requested the infringement proceedings (docket number 7 O 118/14) to be resumed and to dismiss our infringement action. In order to avoid a dismissal, on January 12, 2023, the Company withdrew the infringement action with prejudice. The Defendants consented to the withdrawal on February 2, 2023 and requested that the Company, as plaintiff, bears the costs of the proceedings. Given that pursuant to statutory law, a plaintiff that withdraws an action, has to bear the costs of the proceedings, The Company put the decision on who has to bear the costs in the District Court of Mannheim’s discretion. Due to the withdrawal, there will be no decision on the merits, however, the District Court of Mannheim will issue a decision that the Company has to bear the cost of the proceedings. Given that the court fees have already been paid by the Company, the cost of the proceedings are the costs that will have to be reimbursed to the Defendants, i.e mainly statutory attorney’s fees and expenses.

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

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of December 31, 2022, the aggregate deposit was approximately $124,000, which the Company recorded as restricted cash on the consolidated balance sheets. On February 8, 2023, the Regional Court of Cologne informed the Company that the security deposit in two proceedings (81 HL 448/15 and 81 HL 903/19), in the amount of 36,000 EUR and 10,000 EUR, (approximately in aggregate of $49,000), will be refunded to CorMedix and that it instructed their accounting department to wire transfer the two security deposits. The remaining aggregate deposit of about $75,000 remains in security deposit.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of December 31, 2022 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of December 31, 2022 and 2021. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the years ended December 31, 2022 and 2021.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Note 9 — Stockholders’ Equity:

Common Stock:

In November 2020, the Company filed a shelf registration statement, (the “2020 Shelf Registration”), under which the Company could issue and sell up to an aggregate of $100,000,000 of shares of its common stock, $0.001 par value per share. On November 27, 2020, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Sales Agreement”) with FBR Securities, Inc. (formerly known as B. Riley FBR Inc.) and Needham & Company, LLC as sales agents. The Amended Sales Agreement relates to the sale of shares of up to $50,000,000 of its common stock under its at-the-market program (the “ATM program”), of which the Company may issue and sell common stock from time to time through the sales agents, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. Sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the year ended December 31, 2021, the ATM program under the Amended Sales Agreement had been fully sold.

On August 12, 2021, the Company entered into a new At Market Issuance Sales Agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000 of its common stock through the sales agents under its ATM program, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. As of December 31, 2022, the Company has $31,600,000 available under its ATM program relating to its 2020 Shelf Registration filed in November 2020.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Also, on August 12, 2021, the Company filed a new shelf registration statement (the “2021 Shelf Registration”) for the issuance of up to $150,000,000 of shares of its common stock which is currently available for the issuance of equity, debt or equity-linked securities.

During the year ended December 31, 2022 and 2021, the Company sold an aggregate of 4,704,259 and 3,737,862 shares of its common stock under the ATM program, respectively, and realized net proceeds of $17,770,000 and $41,456,000, respectively.

During the year ended December 31, 2022 and 2021, the Company issued an aggregate of 24,500 and 31,407 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $129,000 and $165,000, respectively.

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

Restricted Stock Units

On May 10, 2022, the Company granted 207,469 restricted stock units (“RSUs”) to its chief executive officer under its Amended and Restated 2019 Omnibus Stock Incentive Plan with a weighted average grant date fair value of $3.38 per share. The fair market value of the RSUs was estimated to be the closing price of the Company’s common stock on the date of grant. These RSUs vest as to 50% on the first anniversary of the grant date, as to 30% on the second anniversary of the grant date, and as to 20% on the third anniversary of the grant date, subject to continued service as an employee or consultant through the applicable vesting date.

During the year ended December 31, 2022, compensation expense recorded for the RSUs was $226,000. Unrecognized compensation expense for these RSUs amounted to $475,000. The expected weighted average period for the expense to be recognized is 1.4 years.

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

	As of December 31, 2022 and 2021
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665

During the year ended December 31, 2021, 50,000 Series C-3 preferred shares were converted into 100,000 shares of the Company’s common stock by an unrelated party and 10,001 Series G preferred shares were converted into 556,069 shares of the Company’s common stock by a related party.

The following rights, privileges, terms and condition apply to the outstanding preferred stock at December 31, 2022:

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

Stock Options:

On October 13, 2022, the Company’s shareholders approved the CorMedix Inc. Amended and Restated 2019 Omnibus Stock Incentive Plan (the “A&R 2019 Plan”), pursuant to which the Company may issue an additional 4,800,000 shares of its common stock, plus any shares that remain available for grant under its existing plan as of the effective date, as long-term equity incentives to the Company’s employees, consultants, and directors. The long-term incentives may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, or other rights or benefits (collectively, “stock rights”) to employees, consultants, and directors of the Company or a related entity (collectively, “participants”). The Company believes that the effective use of long- term equity incentives is essential to attract, motivate, and retain employees, consultants and directors, to further align participants’ interests with those of the Company’s stockholders, and to provide participants incentive compensation opportunities that are competitive with those offered by other companies in the same industry and locations as the Company.

The A&R 2019 Plan is a new equity compensation plan for the Company’s employees, consultants, and directors which replaced the 2019 Omnibus Stock Incentive Plan. The 2013 Stock Incentive Plan and the 2019 Omnibus Stock Incentive Plan are referred to collectively as the “Prior Plans”. No further awards will be granted under the Prior Plans after the approval of the A&R 2019 Plan. Awards outstanding under the Prior Plans will remain outstanding in accordance with their terms and the Prior Plans.

During the years ended December 31, 2022 and 2021, the Company granted ten-year qualified and non-qualified stock options to its officers, directors, employees and consultants covering an aggregate of 1,627,850 and 1,664,700 shares of the Company’s common stock under the 2019 Plan, respectively. The weighted average exercise price of these options is $3.83 and $7.98 per share, respectively.

During the years ended December 31, 2022 and 2021, total compensation expense for stock options issued to employees, directors, officers and consultants was $3,843,000 and $5,043,000, respectively. As of December 31, 2022, there was $4,985,000 total unrecognized compensation expense related to unvested stock options granted which expense is expected to be recognized over an expected remaining weighted average period of 1.5 years. All share-based awards are recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards are recognized in the period in which they occur.

The fair value at grant dates of the grants issued subject to service and performance-based vesting conditions were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.76% - 4.31%	0.5% - 1.26%
Expected volatility	89.68% - 107.2%	102.93% - 107.1%
Expected term (years)	2.75 – 5 years	1.97-5 years
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value of options granted during the period	$2.90	$5.56

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

The following table summarizes the Company’s stock options activity and related information for the year ended December 31, 2022:

	Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,358,131	$7.53	6.8	$337,075
Granted	1,627,850	$3.83		$793,792
Exercised	-	-		$-
Expired/Canceled	(60,053)	$8.00		$4,968
Forfeited	(471,559)	$7.16		$12,849
Outstanding at December 31, 2022	4,454,369	$6.21	6.6	$1,113,050
Vested at December 31, 2022	2,638,516	$7.26	5.0	$366,528
Expected to vest in the future	1,815,853	$4.69	8.9	$746,522

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Warrants:

During the years ended December 31, 2022 and 2021, the Company issued an aggregate of 24,500 and 31,407 shares of its common stock, respectively, upon cash exercise of warrants, resulting in net proceeds to the Company of $129,000 and $165,000, respectively.

During the year ended December 31, 2021, the Company issued an aggregate of 70,269 shares of its common stock upon cashless exercise of 95,286 warrants.

The following table is the summary of warrant activities:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	56,455	$5.25	0.61
Exercised	(24,500)	$5.25	-
Expired	(31,955)	$5.25	-
Outstanding at December 31, 2022	-	-	-

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Stock-based Deferred Compensation Plan for Non-Employee Directors

In 2014, the Company established an unfunded stock-based deferred compensation plan, providing non-employee directors the opportunity to defer up to one hundred percent of fees and compensation, including restricted stock units. The amount of fees and compensation deferred by a non-employee director is converted into stock units, the number of which is determined based on the closing price of the Company’s common stock on the date such compensation would have otherwise been payable. At all times, the plan participants are one hundred percent vested in their respective deferred compensation accounts. On the tenth business day of January in the year following a director’s termination of service, the director will receive a number of common shares equal to the number of stock units accumulated in the director’s deferred compensation account. The Company accounts for this plan as stock-based compensation under ASC 718. During the years ended December 31, 2022 and 2021 no compensation was deferred under this plan.

Note 10 — Concentrations:

At December 31, 2022, there were no net accounts receivable from a customer that exceeded 10% of the Company’s accounts receivable and at December 31, 2021, one customer had exceeded 10% of the Company’s accounts receivable (100%). During the year ended December 31, 2022, the Company had revenue from two customers that exceeded 10% of its total sales (55% and 29%) and the Company had revenue from three customers that exceeded 10% of its total sales (60%, 14% and 10%) for the year ended December 31, 2021.

Note 11 — Leases:

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

Operating lease expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 and 2021 was approximately $208,000 and $209,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At December 31, 2022 and 2021, the Company has a total operating lease liability of $803,000 and $924,000, respectively. At December 31, 2022, approximately $135,000 and $668,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. Operating ROU assets as of December 31, 2022 and 2021 are $775,000 and $900,000, respectively.

For the year ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $199,000 and $195,000, respectively.

As of December 31, 2022 and 2021, the weighted average remaining lease term were 4.8 years and 5.8 years, respectively and the weighted average discount rate of 9% and 9% at December 31, 2022 and 2021, respectively.

As of December 31, 2022, maturities of lease liabilities were as follows:

2023	$202,000
2024	205,000
2025	208,000
2026 and thereafter	380,000
Total future minimum lease payments	995,000
Less imputed interest	(192,000)
Total	$803,000

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Note 12 — Subsequent Events:

On January 15, 2023, the Company entered into an employment agreement with Erin Mistry, pursuant to which she was promoted to the role of Executive Vice President and Chief Commercial Officer. The Board further appointed Ms. Mistry an officer, for purposes of Section 16 of the Securities Exchange Act of 1934.

Through March 30, 2023, the Company sold an aggregate of 1,684,592 shares of its common stock under the ATM program (see Note 9) and realized net proceeds of approximately $7,200,000. As of the filing of this Annual Report on Form 10-K, the Company has $24,200,000 available balance under its ATM program and it has $150,000,000 available under its current shelf registration for the issuance of equity, debt or equity-linked securities.

On March 2, 2023, the Company provided regulatory and manufacturing updates related to the FDA compliance remediation activities at its primary CMO and heparin API supplier, as well as updated timelines for potential resubmission of its NDA under various scenarios. More specifically: 1) The Company has been informed by its primary CMO (“CMO 1”) that all corrective actions stemming from the FDA’s June 2022 inspection have been completed and the CMO has provided to FDA documentation showing effectiveness of the corrective actions. The primary CMO awaits feedback from the FDA with respect to the compliance status of the facility, and 2) The Company has been informed by its existing supplier of heparin API (“API 1”) that all corrective actions related to its June 2022 FDA Warning Letter for a non-heparin API have been completed and implementation is underway, however it is unclear to the Company based on recent FDA actions if full resolution of the outstanding warning letter would still be required prior to approving the DefenCath NDA with reference to API 1. The supplier has informed the Company that it has made updates to the US Heparin Drug Master File (“DMF”) clarifying which activities take place at the site which is identified in the warning letter (early-stage processing) and which activities take place at a different FDA registered facility (final processing and release). The supplier has also informed the Company that subsequent to those updates, a supplement to an approved application referring to this DMF was recently approved by FDA. Based on this recent approval and the update to the DMF, it is possible that full resolution of the outstanding warning letter is no longer a barrier to FDA approval of the DefenCath NDA. The Company intends to seek confirmation from FDA on this issue set as follows: Given the progress made by CMO 1 on remediation of the inspectional observations and the potential precedent created by FDA’s approval of a supplement referencing the same heparin DMF utilized for DefenCath, the Company has submitted a Type A meeting request seeking additional guidance from the FDA prior to resubmission of the NDA application. The FDA granted the meeting request, and the meeting has been scheduled for mid-April.

On March 23, 2023, Plaintiffs filed a letter, attaching a joint stipulation, requesting that the Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW be re-opened and consolidated with DeSalvo v. Costa, et al., Case No. 2:23-cv-00150-JXN-CLW and Scullion v. Baluch, et al., Case No. 2:23-cv-00406-ES-ESK to consolidate all three derivative actions and continue the temporary stay for all three derivative actions.