Form 10-Q
period 2023-03-31
CorMedix Inc.
filed 2023-05-15
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the issuer’s common stock, as of May 10, 2023 was 45,377,764.

CORMEDIX INC.TM AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$25,268,225	$43,148,323
Restricted cash	126,174	124,102
Short-term investments	30,332,493	15,644,062
Prepaid research and development expenses	2,910	11,016
Other prepaid expenses and current assets	1,051,427	623,672
Total current assets	56,781,229	59,551,175
Property and equipment, net	1,607,582	1,609,679
Restricted cash, long-term	102,345	102,320
Operating lease right-of-use assets	742,503	775,085
TOTAL ASSETS	$59,233,659	$62,038,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,446,592	$2,202,149
Accrued expenses	3,089,302	3,973,941
Current portion of operating lease liabilities	138,623	134,801
Total current liabilities	4,674,517	6,310,891
Operating lease liabilities, net of current portion	631,388	667,632
TOTAL LIABILITIES	5,305,905	6,978,523

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at March 31, 2023 and December 31, 2022	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized; 44,499,788 and 42,815,196 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	44,500	42,815
Accumulated other comprehensive gain	101,232	82,743
Additional paid-in capital	339,709,852	330,294,782
Accumulated deficit	(285,928,012)	(275,360,786)
TOTAL STOCKHOLDERS’ EQUITY	53,927,754	55,059,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,233,659	$62,038,259

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue
Net sales	$-	$7,636
Cost of sales	-	(1,527)
Gross profit	-	6,109
Operating Expenses
Research and development	(3,407,502)	(2,287,587)
Selling, general and administrative	(7,609,677)	(4,750,883)
Total operating expenses	(11,017,179)	(7,038,470)
Loss From Operations	(11,017,179)	(7,032,361)
Other Income (Expense)
Interest income	446,384	13,751
Foreign exchange transaction gain (loss)	12,345	(10,206)
Interest expense	(8,776)	(5,378)
Total other income (expense)	449,953	(1,833)
Net Loss	(10,567,226)	(7,034,194)
Other Comprehensive Income (Loss)
Unrealized gain (loss) from investment	16,393	(34,171)
Foreign currency translation gain (loss)	2,096	(3,038)
Total other comprehensive income (loss)	18,489	(37,209)
Other Comprehensive Loss	$(10,548,737)	$(7,071,403)
Net Loss Per Common Share – Basic and Diluted	$(0.24)	$(0.18)
Weighted Average Common Shares Outstanding – Basic and Diluted	44,090,998	38,247,059

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2023

	Common Stock		Preferred Stock– Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2022	42,815,196	$42,815	181,622	$182	$82,743	$330,294,782	$(275,360,786)	$55,059,736
Stock issued in connection with ATM sale of common stock, net	1,684,592	1,685	-	-	-	7,198,721	-	7,200,406
Stock-based compensation	-	-	-	-	-	2,216,349	-	2,216,349
Other comprehensive gain	-	-	-	-	18,489	-	-	18,489
Net loss	-	-	-	-	-	-	(10,567,226)	(10,567,226)
Balance at March 31, 2023	44,499,788	$44,500	181,622	$182	$101,232	$339,709,852	$(285,928,012)	$53,927,754

For the three months ended March 31, 2022

	Common Stock		Preferred Stock– Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2021	38,086,437	$38,086	181,622	$182	$87,130	$308,331,750	$(245,659,081)	$62,798,067
Stock issued in connection with ATM sale of common stock, net	641,542	642	-	-	-	3,003,574	-	3,004,216
Stock-based compensation	-	-	-	-	-	1,138,299	-	1,138,299
Other comprehensive loss	-	-	-	-	(37,209)	-	-	(37,209)
Net loss	-	-	-	-	-	-	(7,034,194)	(7,034,194)
Balance at March 31, 2022	38,727,979	$38,728	181,622	$182	$49,921	$312,473,623	$(252,693,275)	$59,869,179

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,567,226)	$(7,034,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,216,349	1,138,299
Change in right-of-use assets	32,582	30,358
Depreciation	16,863	20,252
Changes in operating assets and liabilities:
Decrease in trade receivables	-	41,874
Decrease in inventory	-	394
(Increase) decrease in prepaid expenses and other current assets	(419,578)	141,105
Decrease in accounts payable	(755,582)	(469,362)
Decrease in accrued expenses	(884,872)	(583,633)
Decrease in operating lease liabilities	(32,422)	(29,435)
Net cash used in operating activities	(10,393,886)	(6,744,342)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(25,422,039)	(8,483,337)
Maturity of short-term investments	10,750,000	4,300,000
Purchase of equipment	(14,766)	(4,324)
Net cash used in investing activities	(14,686,805)	(4,187,661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	7,200,406	3,004,216
Net cash provided by financing activities	7,200,406	3,004,216
Foreign exchange effect on cash	2,284	(3,179)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,878,001)	(7,930,966)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	43,374,745	53,551,277
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$25,496,744	$45,620,311
Cash paid for interest	$8,776	$5,378
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized (loss) gain from investments	$(16,393)	$34,171

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

The Company’s primary focus is the development of its lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin was used in the European Union, or EU, and other territories where the Company received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution, or CLS, regulated as a medical device.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2023 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2023. The accompanying consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements included in such Annual Report on Form 10-K.

Note 2 — Summary of Significant Accounting Policies and Liquidity and Uncertainties:

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. Based on the Company’s current development plans and potential commercial launch plans for DefenCath in the U.S. and its other operating requirements, the Company’s existing cash and cash equivalents and short-term investments at March 31, 2023 are expected to fund its operations at least through the first half of 2024, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon NDA approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of March 31, 2023, the Company has $24.2 million available under its At-the-Market Issuance Sales Agreement (the “ATM program”) and has $150.0 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 5).

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s condensed consolidated statement of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$25,268,225	$43,148,323
Restricted cash	228,519	226,422
Total cash, cash equivalents and restricted cash	$25,496,744	$43,374,745

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2023 or December 31, 2022.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2023 and December 31, 2022, all of the Company’s investments had contractual maturities of less than one year. As of March 31, 2023, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2023:
Money Market Funds included in Cash Equivalents	$8,026,616	$-	$523	$8,027,139
U.S. Government Agency Securities	25,742,953	-	15,454	25,758,407
Corporate Securities	2,690,038	(314)	893	2,690,617
Commercial Paper	1,884,234	(765)	-	1,883,469
Subtotal	30,317,225	(1,079)	16,347	30,332,493
Total March 31, 2023	$38,343,841	$(1,079)	$16,870	$38,359,632
December 31, 2022:
Money Market Funds included in Cash Equivalents	$7,311,327	$-	$572	$7,311,899
U.S. Government Agency Securities	12,072,127	(3,184)	2,056	12,070,999
Corporate Securities	2,684,235	(183)	909	2,684,961
Commercial Paper	888,875	(773)	-	888,102
Subtotal	15,645,237	(4,140)	2,965	15,644,062
Total December 31, 2022	$22,956,564	$(4,140)	$3,537	$22,955,961

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

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company’s condensed consolidated balance sheets are categorized as follows:

●	Level 1 inputs—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs—Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

●	Level 3 inputs—Unobservable inputs for the asset or liability, which are supported by little or no market activity and are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2023:
Money Market Funds and Cash Equivalents	$8,027,139	$8,027,139	$-	$-
U.S. Government Agency Securities	25,758,407	25,758,407	-
Corporate Securities	2,690,617	-	2,690,617	-
Commercial Paper	1,883,469	-	1,883,469	-
Subtotal	30,332,493	25,758,407	4,574,086	$-
Total March 31, 2023	$38,359,632	$33,785,546	$4,574,086	$-
December 31, 2022:
Money Market Funds and Cash Equivalents	$7,311,899	$7,311,899	$-	$-
U.S. Government Agency Securities	12,070,999	12,070,999	-
Corporate Securities	2,684,961	-	2,684,961	-
Commercial Paper	888,102	-	888,102	-
Subtotal	15,644,062	12,070,999	3,573,063	-
Total December 31, 2022	$22,955,961	$19,382,898	$3,573,063	$-

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

	Three Months Ended March 31,
	2023	2022
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	4,000	4,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding warrants	-	56,455
Shares underlying outstanding stock options	6,126,080	4,067,305
Shares underlying restricted stock units	207,469	-
Total potentially dilutive shares	11,782,480	9,572,691

Stock-Based Compensation

Stock-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service or performance-based conditions. Stock-based compensation is recognized as expense over the requisite service period on a straight-line basis or when the achievement of the performance condition is probable. For options with market-based vesting, stock-based compensation cost is measured at grant date using the Monte Carlo option pricing model and the expense is recognized over the derived service period.

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

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 3 — Accrued Expenses:

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Professional and consulting fees	$832,443	$514,354
Accrued payroll and payroll taxes	1,465,601	2,180,581
Manufacturing development related	735,873	1,214,550
Other	55,385	64,456
Total	$3,089,302	$3,973,941

Note 4 — Commitments and Contingencies:

Contingency Matters

In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv-14020 (D.N.J.)

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv 14020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. In the second amended complaint, the lead plaintiff seeks to represent two classes of shareholders: (i) shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive; and (ii) shareholders who purchased CorMedix securities pursuant or traceable to the Company’s November 27, 2020 offering pursuant to CorMedix’s Form S-3 Registration Statement, its Prospectus Supplement, dated November 27, 2020, and its Prospectus Supplement, dated August 12, 2021. The second amended complaint names as defendants the Company and twelve (12) current and former directors and officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”) as well as Janet Dillione, Myron Kaplan, Alan W. Dunton, Steven Lefkowitz, Paulo F. Costa, Greg Duncan (the “Director Defendants”). The second amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5), the Officer Defendants violated Section 20(a), the Director Defendants, CorMedix, Baluch, and David violated Section 11 of the Securities Act, and that the Director Defendants, Baluch, and David violated Section 15. In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims. The Company and the other Defendants filed their motion to dismiss the second amended complaint on November 23, 2022; the lead plaintiff filed his opposition to the Defendants’ motions to dismiss on January 7, 2023; and Defendants filed their reply brief on February 6, 2023.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

In re CorMedix Inc. Derivative Litigation, Case No. 2:21-cv-18493-JXN-LDW (D.N.J.)

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

On or about April 18, 2023, the Court entered an order consolidating the above-mentioned shareholder derivative complaints for all purposes, including pretrial proceedings, trial and appeal. The consolidated derivative action is entitled, In re CorMedix Inc. Derivative Litigation, C.A. No. 2:21-cv-18493-JXN-LDW. The provisions of the Order to Stay entered in the Voter Action on January 21, 2022, apply to the consolidated derivative action. The consolidated derivative action was then administratively terminated and removed from the Court’s docket until the motion to dismiss the class action is resolved. The individual defendants intend to vigorously contest the claims set forth in the consolidated derivative action when the case moves forward.

Demand Letter

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

Patent Infringement

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

The District Court of Mannheim issued its decisions on May 8, 2015, staying both proceedings as it determined that it will defer any consideration of the request by the Company for injunctive and other relief until such time as the EPO or the German PTO made a final decision on the underlying validity of the Prosl European Patent and the Utility Model.

The German PTO declared that the Utility Model was invalid. The Company filed an appeal against the ruling on September 7, 2016. The German Federal Patent Court affirmed the first instance decision that the Utility Model was invalid. The decision has only a declaratory effect, as the Utility Model had expired in November 2015. On April 28, 2020, the Company filed a withdrawal of the complaint on the German utility model, thereby waiving its claims on these proceedings. The proceedings were closed and during the year ended December 31, 2020, final reimbursement of approximately $30,000 for the costs in connection with the utility model infringement were paid to TauroPharm.

On November 22, 2017, the EPO in Munich, Germany held that the Prosl European Patent would be invalidated. The Company disagrees with this decision and has appealed the decision. In a hearing on October 27, 2022 before the EPO Board of Appeals, the Board expressed the view that the patent claims of the Prosl European Patent on file were not inventive over prior art presented by TauroPharm. The Company thus withdrew its appeal against the first instance decision. This means that the invalidation of the patent has become final and that, as a consequence, the infringement proceedings, which are formally still ongoing, will also be closed because there is no underlying patent anymore. In order to avoid a dismissal, on January 12, 2023, the Company withdrew the infringement action with prejudice. Due to the withdrawal, there will be no decision on the merits, however, on March 9, 2023, the District Court of Mannheim issued a decision that the Company has to bear the cost of the proceedings. Given that the court fees have already been paid by the Company, the cost of the proceedings are the costs that will have to be reimbursed to the Defendants, i.e., mainly statutory attorney’s fees and expenses.

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, the Company alleged violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. The Company sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. A decision was rendered by the court on December 11, 2018, dismissing the complaint in its entirety. The Company therefore appealed in January 2019. At the end of an oral hearing held on June 18, 2021, the Court indicated that it would dismiss the complaint of the Company, if the Company did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the Court’s statements, the Company withdrew the appeal and the proceedings are therefore now closed. The Company reimbursed costs in the amount of approximately $41,000 plus interest to TauroPharm.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. As of March 31, 2023, the aggregate deposit was approximately $126,000, which the Company recorded as restricted cash on the consolidated balance sheets. On February 8, 2023, the Regional Court of Cologne informed the Company that the security deposit in two proceedings (81 HL 448/15 and 81 HL 903/19), in the amount of 36,000 EUR and 10,000 EUR, (approximately in aggregate of $50,000), are in the process of being refunded to the Company.

To summarize, one of the infringement proceedings initiated on September 9, 2014 before the District Court of Mannheim, has been terminated after the Company’s withdrawal of the action; the parallel validity proceedings before the German Federal Patent Court are also terminated. The other infringement proceeding initiated on September 9, 2014 before the District Court of Mannheim is in its final stages; the parallel validity proceeding before the European Patent Office is also terminated. After the Company withdrew the infringement action and TauroPharm consented to the withdrawal, there is no decision on the merits, but the court issued a decision that the Company has to bear the costs of the proceedings. A complaint filed on January 16, 2015 against TauroPharm in the District Court of Cologne, has been withdrawn by the Company and the proceedings were closed. In connection with the aforementioned proceedings, the Company was required to provide security deposits to the District Courts of Mannheim and Cologne in the aggregate amount of approximately $126,000, of which approximately $50,000 are in the process of being refunded to the Company.

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

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of March 31, 2023 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of March 31, 2023 and 2022. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the quarters ended March 31, 2023 and 2022.

The NDP License Agreement may be terminated by the Company on a country-by-country basis upon 60 days prior written notice. If the NDP License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 5 — Stockholders’ Equity:

Common Stock

In November 2020, the Company filed a shelf registration statement (the “2020 Shelf Registration”), under which the Company could issue and sell up to an aggregate of $100,000,000 of shares of its common stock, $0.001 par value per share. In November 2020, the Company allocated to its at-the-market program (“ATM program”), an aggregate of $50,000,000 out of the $100,000,000 total under the 2020 Shelf Registration, which has been fully sold.

On August 12, 2021, the Company entered into an At-The-Market Issuance Sales Agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000, which was the remaining balance under the 2020 Shelf Registration, of its common stock through the sales agents under its ATM program, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. As of March 31, 2023, the Company has $24,217,000 available under its ATM program relating to its 2020 Shelf Registration.

Also, on August 12, 2021, the Company filed a new shelf registration statement (the “2021 Shelf Registration”) for the issuance of up to $150,000,000 of shares of its common stock which is currently available for the issuance of equity, debt or equity-linked securities.

During the quarters ended March 31, 2023 and 2022, the Company sold an aggregate of 1,684,592 and 641,542 shares of its common stock under the ATM program, respectively, and realized net proceeds of $7,200,000 and $3,004,000, respectively.

Restricted Stock Units

As of March 31, 2023, the Company has 207,469 outstanding restricted stock units (the “RSUs”) for which the Company recorded $86,000 compensation expense for the quarter ended March 31, 2023. Unrecognized compensation expense for these RSUs amounted to $389,000 and the expected weighted average period for the expense to be recognized is 1.37 years at March 31, 2023.

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

	As of March 31, 2023 and December 31, 2022
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Stock Options

During the three months ended March 31, 2023 and 2022, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,747,000 and 767,850 shares of the Company’s common stock under the Amended and Restated 2019 Omnibus Stock Incentive Plan, respectively. The weighted average exercise price of these options is $4.36 and $4.03 per share, respectively.

During the three months ended March 31, 2023 and 2022, total compensation expense for stock options issued to employees, directors, officers and consultants was $2,130,000 and $1,138,000, respectively.

As of March 31, 2023, there was approximately $8,606,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.6 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the three months ended March 31, 2023:

Expected term	5 years
Volatility weighted average	105.45%
Dividend yield weighted average	0.0%
Risk-free interest rate weighted average	3.65%
Weighted average grant date fair value of options granted during the period	$3.42

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

Note 6 — Leases:

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

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2023 and 2022 was approximately $52,000, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At March 31, 2023, the Company has a total operating lease liability of $770,000, of which $139,000 was classified as operating lease liabilities, short-term and $631,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. At December 31, 2022, the Company’s total operating lease liability was $803,000 of which $135,000 was classified as operating lease liabilities, short-term and $668,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of March 31, 2023 and December 31, 2022 are $743,000 and $775,000, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

For each of the three months ended March 31, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $50,000.

The weighted average remaining lease term as of March 31, 2023 and 2022 were 4.6 and 5.6 years, respectively, and the weighted average discount rate for operating leases was 9% at March 31, 2023 and 2022.

As of March 31, 2023, maturities of lease liabilities were as follows:

2023 (excluding the three months ended March 31, 2023)	$151,000
2024	205,000
2025	208,000
2026	211,000
2027	169,000
Total future minimum lease payments	944,000
Less imputed interest	(174,000)
Total	$770,000

Note 7 — Subsequent Events:

In April 2023 through May 5, 2023, the Company sold an aggregate of 849,476 shares of its common stock under the ATM program and realized net proceeds of approximately $3.7 million. As of the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the Company has $20.4 million available balance under its ATM program, and it has $150.0 million available under the 2021 Shelf Registration for the issuance of equity, debt or equity-linked securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2023.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. All statements are based on the beliefs and assumptions of our management based on information currently available to management, including, but not limited to, statements regarding our plans to submit a resubmission of our NDA application for DefenCath, the classification and timing of the NDA resubmission, the results of an FDA prior approval inspection as part of its NDA review process, the timing and qualification of our contract manufacturing organization alternative manufacturing site, qualification of an alternate source of heparin API, and our future financial position, financing plans, future revenues, projected costs and sufficiency of our cash and short term investments to fund our operations should be considered forward-looking. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our most recent Annual Report on Form 10-K, as well as any amendments thereto, as filed with the SEC and which are incorporated herein by reference. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Set forth below is a summary of the principal risks we face:

Risks Related to our Financial Position and Need for Additional Capital

●	We have a history of operating losses, expect to incur additional operating losses in the future, and may never be profitable.

●	Our cost of operations could increase significantly more than what we expect depending on the costs to complete our development program for DefenCath.

●	We will likely need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Risks Related to the Development and Commercialization of Our Product Candidates

●	DefenCath, our lead product candidate, has received Fast Track designation and Qualified Infectious Disease Product designation from the FDA, but we cannot provide assurances that these designations will not be rescinded.

●	If the FDA requires a second clinical trial for DefenCath or imposes additional manufacturing requirements to approve the New Drug Application, the development of DefenCath will take longer and cost more to complete, and we will likely need significant additional funds to undertake a second trial, if required.

●	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues.

●	Successful development and commercialization of our other products is uncertain.

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

●	The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement from third-party payors.

●	Physician and patients may not accept and use our products.

●	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects.

●	The resurgence of COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

●	Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain.

●	If we fail to comply with international regulatory requirements, we could be subject to regulatory delays, fines or other penalties.

●	Even if approved, our products will be subject to extensive post-approval regulation.

Risks Related to Our Business and Industry

●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations.

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

●	We may not successfully manage our growth.

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur.

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

●	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Risks Related to Our Intellectual Property

●	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business.

●	If we and our licensors do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.

●	Ongoing and future intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.

●	The decisions by the European and German patent offices may affect patent rights in other jurisdictions.

●	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation.

Risks Related to Dependence on Third Parties

●	We may seek a sales partner in the U.S. if DefenCath receives FDA approval or we may undertake marketing and sales of DefenCath in the U.S. on our own. If we are unable to enter into or maintain agreements with third parties to market and sell DefenCath or any other product after approval or are unable to find a sales partner or establish our own marketing and sales capabilities, we may not be able to generate significant or any product revenues.

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility, we may be unable to meet demand for our products and we may lose potential revenues.

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products.

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading or incomplete.

●	We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all.

●	We will depend on third party suppliers and contract manufacturers for the manufacturing of our product candidates and have no direct control over the cost of manufacturing our product candidates. Increases in the cost of manufacturing our product candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability.

Risks Related to Our Common Stock

●	We will likely need additional financing to fund our activities in the future, which may dilute our stockholders.

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

●	Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

●	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange.

●	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

●	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	We do not intend to pay dividends on our common stock so any returns on our common stock will be limited to the value of our common stock.

Overview

CorMedix Inc. and our wholly owned subsidiaries, CorMedix Europe GmbH and CorMedix Spain, S.L.U., (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of infectious and inflammatory diseases.

Our primary focus is the development of our lead product candidate, DefenCath™, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin was used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. DefenCath/Neutrolin is a novel anti-infective solution (a formulation of taurolidine 13.5 mg/mL and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and oncology patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

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

We met with the FDA in April 2023, and were informed that the NDA can be resubmitted at our discretion and the FDA may conduct a pre-approval inspection of the CMO as part of the NDA review process. Based on guidance from the FDA, we will resubmit the NDA utilizing both the existing source of heparin API supplier as well as heparin from an alternative supplier. The NDA resubmission is targeted for mid-May following receipt of the meeting minutes from the FDA. As the resubmission will contain new manufacturing information, we expect it to be a Class 2 resubmission with a six-month review.

As part of the NDA review process, the FDA notified us that although the tradename DefenCath was conditionally approved, the FDA now has identified potential confusion with another pending product name that is also under review. The ultimate acceptability of our proposed tradename is dependent upon which application is approved first. As a precaution, we have submitted an alternative proprietary name to the FDA which will undergo review.

We previously announced agreements with additional CMOs, including Alcami Corporation and Siegfried Hameln, with proven capabilities for manufacturing commercial sterile parenteral drug products. They may function as alternate manufacturing sites for DefenCath for the U.S. market. As part of the technology transfer and validation of the manufacturing process, we would also expect to qualify an alternate source of heparin API sourced from a major U.S. supplier.

We announced on April 26, 2023 that following the submission of a duplicate New Technology Add-On Payment (“NTAP”) application in Q4-2023 to the Centers for Medicare & Medicaid Services (“CMS”), CMS has subsequently issued the Inpatient Prospective Payment System (‘IPPS”) 2024 proposed rule that includes a NTAP of up to $17,111 per hospital stay for DefenCath. This NTAP represents reimbursement to inpatient facilities of 75% of the anticipated wholesaler acquisition cost price of $1,170 per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. The final IPPS rule will be published in late summer and we expect this payment amount to be issued in that final rule. This NTAP is conditioned upon the DefenCath NDA obtaining final FDA approval prior to July 1, 2024.

We announced on May 1, 2023 that the United States Patent and Trademark Office (“USPTO”) allowed our patent claims directed to a locking solution composition for treating and reducing infection and flow reduction in central venous catheters. Our newly allowed U.S. Patent Application (No. 17/721,699) reflects the unique and proprietary formulation of our product, DefenCath, for which we expect to resubmit our NDA by mid-May. The newly allowed application provides patent coverage that supplements our existing licensed U.S. Patent No. 7,696,182, and has the potential to provide an additional layer of patent protection for DefenCath through 2042.

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

In addition to DefenCath, we are sponsoring a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma in children. We are also evaluating opportunities for the possible expansion of taurolidine as a platform compound for use in certain medical devices. Patent applications have been filed in several indications, including wound closure, surgical meshes, and wound management. We would seek to establish development/commercial partnerships to advance these programs.

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

In September 2014, the TUV-SUD and The Medicines Evaluation Board of the Netherlands, or MEB, granted a label expansion for Neutrolin to include use in oncology patients receiving chemotherapy, intravenous, or IV, hydration and IV medications via CVC for the EU. In December 2014, we received approval from the Hessian District President in Germany to expand the label for these same expanded indications. The expansion also adds patients receiving medication and IV fluids via CVC in intensive or critical care units (cardiac care unit, surgical care unit, neonatal critical care unit, and urgent care centers). An indication for use in total parenteral nutrition was also approved. We are in the process of winding down our operations in the EU and have discontinued the sales of Neutrolin in both the EU and the Middle East.

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market, pursue business development activities, and incur additional legal costs to defend our intellectual property. As of March 31, 2023, we had an accumulated deficit of approximately $285.9 million.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through March 31, 2023, we have funded our operations primarily through debt and equity financings.

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

We are pursuing additional opportunities to generate value from taurolidine, an active component of DefenCath. Based on initial feasibility work, we have completed an initial round of pre-clinical studies for taurolidine-infused surgical meshes, suture materials, and hydrogels, which may require a PMA regulatory pathway for approval. We are also involved in a pre-clinical research collaboration for the use of taurolidine as a possible treatment for rare orphan pediatric tumors. In February 2018, the FDA granted orphan drug designation to taurolidine for the treatment of neuroblastoma in children. We may seek one or more strategic partners or other sources of capital to help us develop and commercialize taurolidine for the treatment of neuroblastoma in children.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The following is a tabular presentation of our condensed consolidated operating results (in thousands):

	For the Three Months Ended March 31,		% of Change Increase
	2023	2022	(Decrease)
Revenue	$-	$8	(100)%
Cost of sales	-	(2)	(100)%
Gross profit	-	6	(100)%
Operating Expenses:
Research and development	(3,407)	(2,288)	49%
Selling, general and administrative	(7,610)	(4,751)	60%
Total operating expenses	(11,017)	(7,039)	57%
Loss from operations	(11,017)	(7,033)	57%
Interest income	446	14	3,146%
Foreign exchange transaction income (loss)	12	(10)	(221)%
Interest expense	(9)	(5)	63%
Net loss	(10,568)	(7,034)	50%
Other comprehensive income (loss)	19	(37)	(150)%
Comprehensive loss	$(10,549)	$(7,071)	49%

Revenue. Revenue for the three months ended March 31, 2023 was $0 as compared to $8,000 in the same period last year, a decrease of $8,000. The decrease was the result of winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Cost of Sales. Cost of sales was $0 for the three months ended March 31, 2023 compared to $2,000 in the same period last year, a decrease of $2,000. The decrease was the result of winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Research and Development Expense. R&D expense was $3,407,000 for the three months ended March 31, 2023, an increase of $1,119,000, or 49%, from $2,288,000 for the same period in 2022. The increase was driven by an increase in personnel expenses of $588,000 and non-cash charges for stock-based compensation of $189,000, due to additional hires in 2023 as compared to 2022. There were also additional costs related to medical affairs activities of $300,000, and an increase in costs related to the manufacturing of DefenCath prior to its potential marketing approval of $192,000. These increases were offset by a decrease in consulting fees of $151,000.

Selling, General and Administrative Expense. SG&A expense was $7,610,000 for the three months ended March 31, 2023, an increase of $2,859,000, or 60%, from $4,751,000 for the same period in 2022. The increase was primarily attributable to an increase in costs related to market research studies and pre-launch activities in preparation for the potential marketing approval of DefenCath of $1,906,000, an increase in personnel expenses of $511,000 as a result of additional SG&A hires in 2023 as compared to 2022 and an increase in non-cash charges for stock-based compensation of $892,000. These increases were partially offset, among others of lesser significance, by decreases in legal fees and office expenses of $371,000 and $136,000, respectively.

Interest Income. Interest income was $446,000 for the three months ended March 31, 2023 compared to $14,000 for the same period last year, an increase of $432,000. The increase was attributable to higher interest rates and higher average balance in short-term investments during this period as compared to the same period last year.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction gain (loss) were due to the re-measuring of transactions denominated in a currency other than our functional currency. For the quarter ended March 31, 2023, there was a gain of $12,000 and a loss of $10,000 for the same period in 2022.

Interest Expense. Interest expense was $9,000 for the three months ended March 31, 2023 as compared to $5,000 for the same period in 2022, an increase of $4,000, primarily due to higher interest rates on expenses that were financed this year as compared to the same period last year.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income (loss) which resulted in income of $19,000 for the three months ended March 31, 2023 and a loss of $37,000 for the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the three months ended March 31, 2023, we received net proceeds of $7,200,000 from the issuance of 1,684,592 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, as compared to $3,004,000 net proceeds for the same period in 2022 from the issuance of 641,542 shares of common stock. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate revenue.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $10,394,000 as compared to $6,744,000 for the same period in 2022, an increase of $3,650,000, The increase is primarily driven by an increase in net loss of $3,533,000, attributable to a net increase in operating expenses of $3,979,000.

 Net Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 was $14,687,000 as compared to $4,188,000 provided by in the same period in 2022. The net cash used in investing activities during the three months ended March 31, 2023 was mainly driven by increased amounts invested in short-term investments as compared to the same period in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $7,200,000 as compared to $3,004,000 for the same period in 2022, an increase of $4,196,000, attributable to higher net proceeds generated from the sale of our common stock in our at-the-market program, or ATM program, during the three months ended March 31, 2023 as compared to the same period in 2022.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of March 31, 2023 was $55,601,000, excluding restricted cash of $229,000, compared with $58,792,000 at December 31, 2022, excluding $226,000 restricted cash. During the three months ended March 31, 2023, we received net proceeds of $7,200,000 from the issuance of 1,684,592 shares of common stock under our ATM program. As of March 31, 2023, we have approximately $24,217,000 available under our ATM program and $150,000,000 under the 2021 Shelf Registration statement for the issuance of equity, debt or equity-linked securities.

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

We currently estimate that as of March 31, 2023, we have sufficient cash to fund operations at least through the first half of 2024, after taking into consideration the costs for resubmission of the NDA and initial preparations for the commercial launch for DefenCath. Additional financing will likely be needed to build out our commercial infrastructure should we receive FDA approval and to continue our operations should we decide to market and sell DefenCath in the U.S. on our own. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

For the three-month period ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates as identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We had cash, cash equivalents and short-term investments of $55,601,000 and $58,792,000 at March 31, 2023 and December 31, 2022, respectively, consisting primarily of funds in cash, money market accounts, U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the three months ended March 31, 2023.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2023.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter ended March 31, 2023, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our legal proceedings, see Note 4, Commitments and Contingencies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
10.1*+	Form of Indemnification Agreement between the Company and each of its directors and executive officers.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Indicates management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: May 15, 2023	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)