Form 10-Q
period 2023-09-30
CorMedix Inc.
filed 2023-11-14
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the issuer’s common stock, as of November 10, 2023 was 54,812,042.

CORMEDIX INC.TM AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$53,313,811	$43,148,323
Restricted cash	84,546	124,102
Short-term investments	33,273,259	15,644,062
Prepaid research and development expenses	1,255,105	11,016
Other prepaid expenses and current assets	1,135,656	623,672
Total current assets	89,062,377	59,551,175
Property and equipment, net	1,588,963	1,609,679
Restricted cash, long-term	102,664	102,320
Operating lease right-of-use assets	675,116	775,085
TOTAL ASSETS	$91,429,120	$62,038,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,386,108	$2,202,149
Accrued expenses	5,138,243	3,973,941
Current portion of operating lease liabilities	146,531	134,801
Total current liabilities	7,670,882	6,310,891
Operating lease liabilities, net of current portion	556,416	667,632
TOTAL LIABILITIES	8,227,298	6,978,523

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at September 30, 2023 and December 31, 2022	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized; 54,812,042 and 42,815,196 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	54,813	42,815
Accumulated other comprehensive gain	84,399	82,743
Additional paid-in capital	390,008,412	330,294,782
Accumulated deficit	(306,945,984)	(275,360,786)
TOTAL STOCKHOLDERS’ EQUITY	83,201,822	55,059,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,429,120	$62,038,259

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Net sales	$-	$6,817	$-	$35,706
Cost of sales	-	(1,469)	-	(3,328)
Gross profit	-	5,348	-	32,378
Operating Expenses:
Research and development	(2,663,976)	(2,339,268)	(10,866,236)	(7,836,327)
Selling, general and administrative	(7,803,307)	(4,628,014)	(22,422,808)	(14,430,791)
Total Operating Expenses	(10,467,283)	(6,967,282)	(33,289,044)	(22,267,118)
Loss From Operations	(10,467,283)	(6,961,934)	(33,289,044)	(22,234,740)
Other Income (Expense):
Interest income	765,241	93,417	1,761,808	142,511
Foreign exchange transaction (loss) gain	(29,199)	23,572	(30,222)	31,598
Interest expense	(13,113)	(8,776)	(27,740)	(17,740)
Total Other Income	722,929	108,213	1,703,846	156,369
Loss before income taxes	(9,744,354)	(6,853,721)	(31,585,198)	(22,078,371)
Tax benefit	-	-	-	585,617
Net Loss	(9,744,354)	(6,853,721)	(31,585,198)	(21,492,754)
Other Comprehensive Income (Loss):
Unrealized (loss) income from investments	(4,571)	15,811	1,090	(19,677)
Foreign currency translation (loss) gain	(1,727)	(9,558)	566	(21,681)
Total Other Comprehensive (Loss) Income	(6,298)	6,253	1,656	(41,358)
Comprehensive Loss	$(9,750,652)	$(6,847,468)	$(31,583,542)	$(21,534,112)
Net Loss Per Common Share – Basic and Diluted	$(0.17)	$(0.17)	$(0.65)	$(0.54)
Weighted Average Common Shares Outstanding – Basic and Diluted	56,553,174	41,183,585	48,715,585	39,741,555

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2023

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at June 30, 2023	45,805,283	$45,806	181,622	$182	$90,697	$346,116,054	$(297,201,630)	$49,051,109
Stock and pre-funded warrants issued in connection with public offering, net	9,000,093	9,000	-	-	-	42,869,399	-	42,878,399
Stock issued in connection with options exercised	6,666	7	-	-	-	20,125	-	20,132
Stock-based compensation	-	-	-	-	-	1,002,834	-	1,002,834
Other comprehensive loss	-	-	-	-	(6,298)	-	-	(6,298)
Net loss	-	-	-	-	-	-	(9,744,354)	(9,744,354)
Balance at September 30, 2023	54,812,042	$54,813	181,622	$182	$84,399	$390,008,412	$(306,945,984)	$83,201,822

For the nine months ended September 30, 2023

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2022	42,815,196	$42,815	181,622	$182	$82,743	$330,294,782	$(275,360,786)	$55,059,736
Stock issued in connection with ATM sale of common stock, net	2,866,421	2,867	-	-	-	12,512,342	-	12,515,209
Stock and pre-funded warrants issued in connection with public offering, net	9,000,093	9,000	-	-	-	42,869,399	-	42,878,399
Stock issued in connection with options exercised	64,041	64	-	-	-	253,924	-	253,988
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	66,291	67	-	-	-	(198,509)	-	(198,442)
Stock-based compensation	-	-	-	-	-	4,276,474	-	4,276,474
Other comprehensive gain	-	-	-	-	1,656	-	-	1,656
Net loss	-	-	-	-	-	-	(31,585,198)	(31,585,198)
Balance at September 30, 2023	54,812,042	$54,813	181,622	$182	$84,399	$390,008,412	$(306,945,984)	$83,201,822

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2022

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at June 30, 2022	41,106,777	$41,107	181,622	$182	$39,519	$321,956,046	$(260,298,114)	$61,738,740
Stock issued in connection with ATM sale of common stock, net	76,933	77	-	-	-	308,588	-	308,665
Stock issued in connection with warrants exercised, cash	24,500	24	-	-	-	128,601	-	128,625
Stock-based compensation	-	-	-	-	-	983,524	-	983,524
Other comprehensive loss	-	-	-	-	6,253	-	-	6,253
Net loss	-	-	-	-	-	-	(6,853,721)	(6,853,721)
Balance at September 30, 2022	41,208,210	$41,208	181,622	$182	$45,772	$323,376,759	$(267,151,835)	$56,312,086

For the nine months ended September 30, 2022

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at December 31, 2021	38,086,437	$38,086	181,622	$182	$87,130	$308,331,750	$(245,659,081)	$62,798,067
Stock issued in connection with ATM sale of common stock, net	3,097,273	3,098	-	-	-	11,720,939	-	11,724,037
Stock issued in connection with warrants exercised, cash	24,500	24	-	-	-	128,601	-	128,625
Stock-based compensation	-	-	-	-	-	3,195,469	-	3,195,469
Other comprehensive loss	-	-	-	-	(41,358)	-	-	(41,358)
Net loss	-	-	-	-	-	-	(21,492,754)	(21,492,754)
Balance at September 30, 2022	41,208,210	$41,208	181,622	$182	$45,772	$323,376,759	$(267,151,835)	$56,312,086

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,585,198)	$(21,492,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,276,474	3,195,469
Change in right-of-use assets	99,970	92,559
Depreciation	52,085	62,102
Changes in operating assets and liabilities:
Decrease in trade receivables	-	42,583
Decrease in inventory	-	2,739
(Increase) Decrease in prepaid expenses and other current assets	(1,756,105)	271,932
Increase (Decrease) in accounts payable	183,903	(441,319)
Increase in accrued expenses	1,164,571	154,588
Decrease in operating lease liabilities	(99,486)	(89,792)
Net cash used in operating activities	(27,663,786)	(18,201,893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(60,978,108)	(22,366,898)
Maturity of short-term investments	43,350,000	18,750,000
Purchase of equipment	(31,369)	(90,605)
Net cash used in investing activities	(17,659,477)	(3,707,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	12,515,209	11,724,037
Payment of employee withholding taxes on vested restricted stock units	(198,442)	-
Proceeds from public offering of common stock and pre-funded warrants, net	42,878,399	-
Proceeds from exercise of warrants	-	128,625
Proceeds from exercise of stock options	253,988	-
Net cash provided by financing activities	55,449,154	11,852,662
Foreign exchange effect on cash	385	(24,464)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,126,276	(10,081,198)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	43,374,745	53,551,277
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$53,501,021	$43,470,079
Cash paid for interest	$27,739	$17,740
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized loss from investments	$(1,090)	$(19,677)

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

The Company’s primary focus is the development of its lead product candidate, DefenCath®, for potential commercialization in the United States, or U.S., and other key markets. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin was used in the European Union, or EU, and other territories where the Company received CE-Mark approval for the commercial distribution of Neutrolin as a catheter lock solution, or CLS, regulated as a medical device.

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

Note 2 — Summary of Significant Accounting Policies:

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. Based on the Company’s current development plans and potential commercial launch plans for DefenCath in the U.S. and its other operating requirements, the Company’s existing cash and cash equivalents, short-term investments and available resources at September 30, 2023, are expected to fund its operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company’s continued operations may depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of its products in order to commercially launch DefenCath upon New Drug Application, or NDA, approval and until profitability is achieved, if ever. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of September 30, 2023, the Company has $18,700,000 available under its At-the-Market Issuance Sales Agreement (the “ATM program”) and has $104,000,000 available under its current shelf registration for the issuance of equity, debt or equity-linked securities.

The Company’s operations are subject to a number of other factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the ability to obtain regulatory approval to market the Company’s products; the ability to manufacture its products successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the ability to obtain favorable, or any reimbursement for the Company’s products from third party payors; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise enough capital to support its operations.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s condensed consolidated statement of cash flows:

	September 30,
	2023	2022
Cash and cash equivalents	$53,313,811	$43,254,116
Restricted cash	187,210	215,963
Total cash, cash equivalents and restricted cash	$53,501,021	$43,470,079

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in the condensed consolidated statement of operations. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2023 or December 31, 2022.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2023 and December 31, 2022, all of the Company’s investments had contractual maturities of less than one year. As of September 30, 2023, no allowance for credit loss was recorded. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2023:
Money Market Funds included in Cash Equivalents	$6,057,189	$-	$-	$6,057,189
U.S. Government Agency Securities	29,920,029	(430)	1,700	29,921,299
Commercial Paper	3,352,743	(783)	-	3,351,960
Subtotal	33,272,772	(1,213)	1,700	33,273,259
Total September 30, 2023	$39,329,961	$(1,213)	$1,700	$39,330,448
December 31, 2022:
Money Market Funds included in Cash Equivalents	$7,311,327	$-	$572	$7,311,899
U.S. Government Agency Securities	12,072,127	(3,184)	2,056	12,070,999
Corporate Securities	2,684,235	(183)	909	2,684,961
Commercial Paper	888,875	(773)	-	888,102
Subtotal	15,645,237	(4,140)	2,965	15,644,062
Total December 31, 2022	$22,956,564	$(4,140)	$3,537	$22,955,961

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2023:
Money Market Funds and Cash Equivalents	$6,057,189	$6,057,189	$-	$-
U.S. Government Agency Securities	29,921,299	29,921,299	-
Commercial Paper	3,351,960	-	3,351,960	-
Subtotal	33,273,259	29,921,299	3,351,960	$-
Total September 30, 2023	$39,330,448	$35,978,488	$3,351,960	$-
December 31, 2022:
Money Market Funds and Cash Equivalents	$7,311,899	$7,311,899	$-	$-
U.S. Government Agency Securities	12,070,999	12,070,999	-
Corporate Securities	2,684,961	-	2,684,961	-
Commercial Paper	888,102	-	888,102	-
Subtotal	15,644,062	12,070,999	3,573,063	-
Total December 31, 2022	$22,955,961	$19,382,898	$3,573,063	$-

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

Loss Per Common Share

Basic loss per common share excludes any potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the period included 2,500,625 shares underlying outstanding pre-funded warrants. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. However, since their effect is anti-dilutive, the Company has excluded potentially dilutive shares. The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

	Nine Months Ended September 30,
	2023	2022
	(Number of Shares of Common Stock Issuable)
Series C non-voting preferred stock	4,000	4,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding stock options	5,876,007	4,562,322
Shares underlying restricted stock units	103,735	207,469
Total potentially dilutive shares	11,428,673	10,218,722

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Recently Issued Authoritative Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which modifies the disclosure or presentation requirements of various FASB topics in the Codification. The date on which this guidance is effective for the Company will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

Note 3 — Accrued Expenses:

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Professional and consulting fees	$1,256,820	$514,354
Accrued payroll and payroll taxes	2,914,962	2,180,581
Manufacturing development related	911,698	1,214,550
Other	54,763	64,456
Total	$5,138,243	$3,973,941

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Patent Infringement

On September 9, 2014, the Company filed in the District Court of Mannheim, Germany, (the “Court”) a patent infringement action against TauroPharm GmbH and Tauro-Implant GmbH as well as their respective CEOs (the “Defendants”) claiming infringement of the Company’s European Patent EP 1 814 562 B1, which was granted by the European Patent Office (the “EPO”) on January 8, 2014 (the “Prosl European Patent”).  The Company sought injunctive relief and raised claims for information, rendering of accounts, calling back, destruction and damages. Separately, TauroPharm filed an opposition with the EPO against the Prosl European Patent alleging that it lacks novelty and inventive step.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

On January 16, 2015, the Company filed a complaint against TauroPharm GmbH and its managing directors in the District Court of Cologne, Germany. In the complaint, the Company alleged violation of the German Unfair Competition Act by TauroPharm and that TauroPharm is improperly and unfairly using its proprietary information relating to the composition and manufacture of Neutrolin, in the manufacture and sale of TauroPharm’s products TauroLockTM, TauroLock-HEP100 and TauroLock-HEP500. The Company sought a cease and desist order against TauroPharm from continuing to manufacture and sell any product containing taurolidine (the active pharmaceutical ingredient (“API”) of Neutrolin) and citric acid in addition to possible other components, damages for any sales in the past and the removal of all such products from the market. A decision was rendered by the District Court of Cologne on December 11, 2018, dismissing the complaint in its entirety. The Company therefore appealed in January 2019. At the end of an oral hearing held on June 18, 2021, the District Court of Cologne indicated that it would dismiss the complaint of the Company, if the Company did not withdraw the appeal. As there were no advantages to further pursuing the matter in view of the District Court of Cologne’s statements, the Company withdrew the appeal and the proceedings are therefore now closed. The Company reimbursed costs in the amount of approximately $41,000 plus interest to TauroPharm.

In connection with the aforementioned patent and utility model infringement and unfair competition proceedings against TauroPharm, the Company was required by the District Courts of Mannheim and Cologne to provide security deposits to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs.  The aggregate amount of security deposits made by the Company for such proceedings was 116,000 EUR (approximately $123,000). On February 8, 2023, the Regional Court of Cologne informed the Company that the security deposit in two proceedings, 81 HL 448/15 and 81 HL 903/19, in the amount of 36,000 EUR and 10,000 EUR, (approximately in aggregate of $49,000), was refunded to the Company. As of September 30, 2023, the aggregate remaining security deposit, including the 10,000 EUR that was received on October 16, 2023, was approximately 80,000 EUR (approximately $85,000), which the Company recorded as restricted cash on the consolidated balance sheets.

To summarize, one of the infringement proceedings initiated on September 9, 2014 before the District Court of Mannheim, has been terminated after the Company’s withdrawal of the action; the parallel validity proceedings before the German Federal Patent Court are also terminated. The other infringement proceeding initiated on September 9, 2014 before the District Court of Mannheim is in its final stages; the parallel validity proceeding before the European Patent Office is also terminated. After the Company withdrew the infringement action and TauroPharm consented to the withdrawal, there is no decision on the merits, but the Court issued a decision that the Company has to bear the costs of the proceedings. The Defendants requested the Court to determine the amount of the cost to be paid by the Company at 46,000 EUR (approximately $49,000), of which 38,000 EUR (approximately $40,000) has been accrued. The Company’s outside counsel filed a submission arguing that the amount of the cost to be paid by the Company amounts to 38,000 EUR, and not 46,000 EUR, and on September 26, 2023, the Court decided the amount of such cost to be reimbursed to the Defendants by the Company is approximately 38,000 EUR plus interest. A complaint filed on January 16, 2015 against TauroPharm in the District Court of Cologne has also been withdrawn by the Company and the proceedings were closed. In connection with the aforementioned proceedings, the Company was required to provide security deposits to the District Courts of Mannheim and Cologne in the aggregate amount of 116,000 EUR (approximately $123,000) of which 36,000 EUR (approximately $38,000) was received in April 2023 and 10,000 EUR (approximately $11,000) was received on October 16, 2023.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company is required to make payments to NDP upon the achievement of certain regulatory and sales-based milestones. Certain of the milestone payments are to be made in the form of shares of common stock currently held in escrow for NDP, and other milestone payments are to be paid in cash. The maximum aggregate number of shares issuable upon achievement of milestones is 29,109 shares. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The number of shares held in escrow as of September 30, 2023 is 21,832 shares of common stock. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000 with the balance being $2,500,000 as of September 30, 2023 and December 31, 2022. Events that trigger milestone payments include but are not limited to the reaching of various stages of regulatory approval and upon achieving certain worldwide net sales amounts. There were no milestones achieved during the nine months ended September 30, 2023 and 2022.

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

In August 2021, the Company entered into an at-the-market issuance sales agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000, which was the remaining balance under the 2020 Shelf Registration, of its common stock through the sales agents under its ATM program, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. As of September 30, 2023, the Company has $18,700,000 available under its ATM program relating to its 2020 Shelf Registration.

Also, in August 2021, the Company filed a new shelf registration statement (the “2021 Shelf Registration”) for the issuance of up to $150,000,000 of shares of its common stock of which $104,400,000 is currently available for the issuance of equity, debt or equity-linked securities.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The offering, pursuant to the 2021 Shelf Registration, closed on July 3, 2023. Upon closing, the Company issued and sold an aggregate of 7,500,000 shares of its common stock at a public offering price of $4.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 2,500,625 shares of its commons stock at a price of $3.999 per pre-funded warrant (see Pre-Funded Warrants below). The Company realized net proceeds of approximately $37,300,000 from the sale of its common stock and the pre-funded warrants. On July 26, 2023, the underwriters’ representatives fully exercised the option to purchase additional shares of the Company’s common stock, and on July 28, 2023, the Company issued and sold an aggregate of 1,500,093 shares of its common stock at the public offering price of $4.00 per share, less underwriting discounts and commissions, and the Company realized net proceeds of approximately $5,600,000.

During the nine months ended September 30, 2023, the Company sold an aggregate of 2,866,421 shares of its common stock under the ATM program and realized net proceeds of $12,500,000. The Company did not sell any shares of its common stock under its ATM program during the three months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company sold an aggregate of 76,933 and 3,097,273 shares of its common stock, respectively, and realized net proceeds of $300,000 and $11,700,000, respectively.

Restricted Stock Units

In May 2023, 103,734 restricted stock units (“RSUs”) vested pursuant to a grant made to the Company’s chief executive officer, of which 66,291 shares of common stock were issued by the Company and 37,443 shares were withheld in lieu of withholding taxes. As of September 30, 2023, the Company had 103,735 outstanding RSUs. The Company recorded $53,000 and $207,000 compensation expense for the three and nine months ended September 30, 2023, respectively, and $88,000 and $138,000 for the three and nine months ended September 30, 2022, respectively. Unrecognized compensation expense for these RSUs amounted to $268,000 and the expected weighted average period for the expense to be recognized is 1.13 years at September 30, 2023.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Of the 2,000,000 shares of preferred stock authorized and designated by the Company’s board of directors, all with par value of $0.001 per share, the following were outstanding:

	As of September 30, 2023 and December 31, 2022
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Stock Options

During the nine months ended September 30, 2023 and 2022, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 2,021,200 and 1,552,850 shares of the Company’s common stock under the Amended and Restated 2019 Omnibus Stock Incentive Plan, respectively. The weighted average exercise price of these options is $4.40 and $3.84 per share, respectively.

During the three and nine months ended September 30, 2023, the Company issued 6,666 and 64,041 shares of common stock, respectively, as a result of the exercise of stock options. The Company realized net proceeds of $20,000 and $254,000 from the exercise of stock options for the three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2023, total compensation expense for stock options issued to employees, directors, officers and consultants was $950,000 and $4,069,000, respectively, and $895,000 and $3,057,000 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there was approximately $6,500,000 in total unrecognized compensation expense related to stock options granted, which expense will be recognized over an expected remaining weighted average period of 1.5 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the nine months ended September 30, 2023:

Expected term	5 years
Volatility weighted average	104.98%
Dividend yield weighted average	0.0%
Risk-free interest rate weighted average	3.69%
Weighted average grant date fair value of options granted during the period	$3.43

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

Pre-Funded Warrants

On July 3, 2023, pursuant to the Underwriting Agreement, the Company’s issued pre-funded warrants to purchase 2,500,625 shares of its common stock to certain investors. The pre-funded warrants to purchase up to an aggregate of 2,500,625 shares of the Company’s commons stock had a price of $3.999 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant pursuant to the Underwriting Agreement. The Company realized net proceeds of approximately $9,400,000 from the sale of the pre-funded warrants.

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

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 was approximately $52,000 and $155,000, respectively, and $52,000 and $157,000 for the three and nine months ended September 30, 2022, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At September 30, 2023, the Company has a total operating lease liability of $703,000, of which $147,000 was classified as operating lease liabilities, short-term and $556,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. At December 31, 2022, the Company’s total operating lease liability was $803,000, of which $135,000 was classified as operating lease liabilities, short-term and $668,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of September 30, 2023 and December 31, 2022 are $675,000 and $775,000, respectively.

For each of the three and nine months ended September 30, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $50,000 and $150,000, respectively.

The weighted average remaining lease term as of September 30, 2023 and 2022 was 4.1 and 6.0 years, respectively, and the weighted average discount rate for operating leases was 9% at September 30, 2023 and 2022.

As of September 30, 2023, maturities of lease liabilities were as follows:

Remainder of 2023	$51,000
2024	205,000
2025	208,000
2026	211,000
2027	169,000
Total future minimum lease payments	844,000
Less imputed interest	(141,000)
Total	$703,000

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

●

Changes in funding for the FDA, Centers for Medicare & Medicaid Services or other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects

●	Clinical trials required for our product candidates may be expensive and time-consuming, and their outcome is uncertain.

●	If we fail to comply with international regulatory requirements, we could be subject to regulatory delays, fines or other penalties.

●	Even if approved, our products will be subject to extensive post-approval regulation.

Risks Related to our Business Industry

●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations.

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

●	We may not successfully manage our growth.

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur.

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

●	Negative U.S. and global economic conditions, including interest rate fluctuations, may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Risks Related to Our Intellectual Property

●	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business.

●	If we and our licensors do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.

●	Ongoing and future intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.

●	The decisions by the European and German patent offices may affect patent rights in other jurisdictions.

●	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation.

Risks Related to Dependence on Third Parties

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility, we may be unable to meet demand for our products and we may lose potential revenues.

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products.

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading or incomplete.

●	We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all.

●	We will depend on third party suppliers and contract manufacturers for the manufacturing of our product candidates and have no direct control over the cost of manufacturing our product candidates. Increases in the cost of manufacturing our product candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability.

Risks Related to our Common Stock

●	We may need additional financing to fund our activities in the future, which may dilute our stockholders.

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

●	Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

●	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange.

●	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

●	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	We do not intend to pay dividends on our common stock so any returns on our common stock will be limited to the value of our common stock.

Overview

CorMedix Inc. and our wholly owned subsidiaries, CorMedix Europe GmbH and CorMedix Spain, S.L.U., (collectively referred to herein as “we,” “us,” “our” and the “Company”), is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of life-threatening diseases and conditions.

Our primary focus is the development of our lead product candidate, DefenCath®, for potential commercialization in the United States, or U.S., and other key markets as a catheter lock solution, or CLS. We have in-licensed the worldwide rights to develop and commercialize DefenCath and Neutrolin®. The name DefenCath is the U.S. proprietary name conditionally approved by the U.S. Food and Drug Administration, or FDA, while the name Neutrolin was used in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS regulated as a medical device. DefenCath/Neutrolin is a novel antimicrobial solution (a formulation of taurolidine 13.5 mg/mL and heparin 1000 USP Units/mL) intended for the reduction and prevention of catheter-related infections and thrombosis in patients requiring central venous catheters in clinical settings such as hemodialysis, total parenteral nutrition, and oncology. Infection and thrombosis represent key complications among hemodialysis, total parenteral nutrition and oncology patients with central venous catheters. These complications can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for intravenous, or IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the central venous catheter, related treatment costs and increased mortality. We believe DefenCath addresses a significant unmet medical need and a potential large market opportunity.

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

In December 2015, we launched our Phase 3 Prospective, Multicenter, Double-blind, Randomized, Active Control Study to Demonstrate Safety & Effectiveness of DefenCath/Neutrolin in Preventing Catheter-related Bloodstream Infection in Subjects on Hemodialysis for End Stage Renal Disease, or LOCK-IT-100, in patients with hemodialysis catheters in the U.S. The clinical trial was designed to demonstrate the safety and effectiveness of DefenCath compared to the standard of care CLS, Heparin, in preventing CRBSI. The primary endpoint for the trial assessed the incidence of CRBSI and time to CRBSI for each study subject. Secondary endpoints were catheter patency, which was defined as required use of tPA, or removal of catheter due to dysfunction, and removal of catheter for any reason.

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

In April 2021, we and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL to us and the Post-Application Action Letter, or PAAL, received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for manufacture of DefenCath. We and the CMO determined that additional process qualification was needed with subsequent validation to address these issues. The FDA did not request additional clinical data and did not identify any deficiencies related to the data submitted on the efficacy or safety of DefenCath from LOCK-IT-100. In draft labeling discussed with the FDA, the FDA added that the initial approval will be for the limited population of patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This is consistent with our request for approval pursuant to the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD. LPAD, passed as part of the 21st Century Cures Act, is a new program intended to expedite the development and approval of certain antibacterial and antifungal drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. LPAD provides for a streamlined clinical development program involving smaller, shorter, or fewer clinical trials and is intended to encourage the development of safe and effective products that address unmet medical needs of patients with serious bacterial and fungal infections. We believe that LPAD will provide additional flexibility for the FDA to approve DefenCath to reduce CRBSI in the limited population of patients with kidney failure receiving hemodialysis through a central venous catheter.

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

On May 15, 2023, we resubmitted the NDA for DefenCath after meeting with the FDA to discuss timing and content of the resubmission. At the meeting, the FDA informed us that it is in receipt of the close out report for inspectional observations received from our existing CMO, and the NDA resubmission with the CMO can be done at our discretion. The NDA was resubmitted, accepted for filing by the FDA and received a target review date of November 15, 2023. As the resubmission contained new manufacturing information, it was classified as a Class 2 resubmission with a six-month review period. The FDA scheduled a pre-approval inspection at the CMO’s facility as part of the NDA review process, and such inspection was completed by the end of September 2023, and the Company is not aware of any outstanding review items.

As part of the NDA review process, the FDA again reviewed the proposed tradename DefenCath, which was conditionally approved, to ensure that there is no potential confusion with another approved or pending product name that is also under review. FDA has again granted conditional approval of the proposed tradename DefenCath, pending NDA approval.

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

We announced on May 1, 2023 that the United States Patent and Trademark Office (“USPTO”) allowed our patent claims directed to a locking solution composition for treating and reducing infection and flow reduction in central venous catheters. Our newly allowed U.S. Patent Application (No. 17/721,699) reflects the unique and proprietary formulation of our product, DefenCath, for which we resubmitted our NDA on May 15, 2023. The newly allowed application provides patent coverage that supplements our existing licensed U.S. Patent No. 7,696,182, and has the potential to provide an additional layer of patent protection for DefenCath through 2042.

We intend to pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSI in total parenteral nutrition patients using a central venous catheter and in oncology patients using a central venous catheter.

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

We were granted a deferral by the FDA under the Pediatric Research Equity Act, or PREA, that requires sponsors to conduct pediatric studies for NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. We have made a commitment to conduct the pediatric study after approval of the NDA for use in adult hemodialysis patients. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, would provide an additional six months of marketing exclusivity. DefenCath would then have the potential to receive a total marketing exclusivity period of 10.5 years, including exclusivity pursuant to New Chemical Entity (5 years) and QIDP designation (5 years).

Since our inception, our operations have been primarily limited to conducting clinical trials and establishing manufacturing for our product candidates, licensing product candidates, business and financial planning, research and development, seeking regulatory approval for our products, initial commercialization activities for DefenCath in the U.S. and Neutrolin in the EU and other foreign markets, and maintaining and improving our patent portfolio.  We have funded our operations primarily through debt and equity financings.  We have generated significant losses to date, and we expect to use substantial amounts of cash for our operations as we prepare our pre-launch commercial activities for DefenCath for the U.S. market, pursue business development activities, and incur additional legal costs to defend our intellectual property. As of September 30, 2023, we had an accumulated deficit of approximately $306,946,000.  We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through September 30, 2023, we have funded our operations primarily through debt and equity financings.

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

Results of Operations

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022.

The following is a tabular presentation of our condensed consolidated operating results:

	For the Three Months Ended September 30,		% Increase	For the Nine Months Ended September 30,		% Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Revenue	$-	$6,817	(100)%	$-	$35,706	(100)%
Cost of sales	-	(1,469)	(100)%	-	(3,328)	(100)%
Gross profit	-	5,348	(100)%	-	32,378	(100)%
Operating Expenses:
Research and development	(2,663,976)	(2,339,268)	14%	(10,866,236)	(7,836,327)	39%
Selling, general and administrative	(7,803,307)	(4,628,014)	69%	(22,422,808)	(14,430,791)	55%
Total operating expenses	(10,467,283)	(6,967,282)	50%	(33,289,044)	(22,267,118)	50%
Loss from operations	(10,467,283)	(6,961,934)	50%	(33,289,044)	(22,234,740)	50%
Interest income	765,241	93,417	719%	1,761,808	142,511	1,136%
Foreign exchange transaction (loss) gain	(29,199)	23,572	(224)%	(30,222)	31,598	(196)%
Interest expense	(13,113)	(8,776)	49%	(27,740)	(17,740)	56%
Total other income	722,929	108,213	568%	1,703,846	156,369	990%
Loss before income taxes	(9,744,354)	(6,853,721)	42%	(31,585,198)	(22,078,371)	43%
Tax benefit	-	-	(100)%	-	585,617	(100)%
Net loss	(9,744,354)	(6,853,721)	42%	(31,585,198)	(21,492,754)	47%
Other comprehensive (loss) income	(6,298)	6,253	(201)%	1,656	(41,358)	(104)%
Comprehensive loss	$(9,750,652)	$(6,847,468)	42%	$(31,583,542)	$(21,534,112)	47%

Revenue. Revenue for each of the three and nine months ended September 30, 2023 was $0 as compared to $7,000 and $36,000 in the same periods last year, respectively, a decrease of $7,000 and $36,000, respectively. The decrease for each period was the result of winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Cost of Sales. Cost of sales was $0 for each of the three and nine months ended September 30, 2023 compared to $1,000 and $3,000 in the same periods last year, respectively, a decrease of $1,000 and $3,000, respectively. The decrease for each period was the result of winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Research and Development Expense. R&D expense was $2,664,000 for the three months ended September 30, 2023, an increase of $325,000, or 14%, from $2,339,000 for the same period in 2022. The increase was driven by an increase in costs related to medical affairs activities of $283,000, and an increase in personnel expenses of $226,000 due to additional hires in 2023 as compared to 2022, partially offset by a decrease in costs related to the technical and quality operations for the manufacturing of DefenCath prior to its potential marketing approval of $145,000 and a decrease in consulting fees of $61,000.

R&D expense was $10,866,000 for the nine months ended September 30, 2023, an increase of $3,030,000, or 39%, from $7,836,000 for the same period in 2022. The increase was driven by an increase in personnel expenses of $1,285,000 due to additional hires in 2023 as compared to 2022, an increase in costs related to medical affairs activities of $854,000, and an increase in costs related to the technical and quality operations for the manufacturing of DefenCath prior to its potential marketing approval of $845,000, partially offset by a decrease in consulting fees of $190,000.

Selling, General and Administrative Expense. SG&A expense was $7,803,000 for the three months ended September 30, 2023, an increase of $3,175,000, or 69%, from $4,628,000 for the same period in 2022. The increase was primarily attributable to an increase in costs related to market research studies and pre-launch activities in preparation for the potential marketing approval of DefenCath of $2,279,000, and an increase in personnel expenses of $880,000 as a result of additional SG&A hires in 2023 as compared to 2022. These increases were partially offset, among others of lesser significance, by a decrease in legal fees of $98,000.

SG&A expense was $22,423,000 for the nine months ended September 30, 2023, an increase of $7,992,000, or 55%, from $14,431,000 for the same period in 2022. The increase was primarily attributable to an increase in costs related to market research studies and pre-launch activities in preparation for the potential marketing approval of DefenCath of $6,001,000, an increase in personnel expenses of $1,817,000 and an increase in non-cash charges for stock-based compensation of $870,000. These increases were partially offset, among others of lesser significance, by a decrease in legal fees of $829,000.

Interest Income. Interest income was $765,000 for the three months ended September 30, 2023 compared to $93,000 for the same period last year, an increase of $672,000. The increase was attributable to higher interest rates and higher average balance in short-term investments during this period as compared to the same period last year.

Interest income was $1,762,000 for the nine months ended September 30, 2023 compared to $143,000 for the same period last year, an increase of $1,619,000. The increase was attributable to higher interest rates and higher average balance in short-term investments during this period as compared to the same period last year.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction gains (losses) are due to the re-measuring of transactions denominated in a currency other than our functional currency. For the quarter ended September 30, 2023, there was a loss of $29,000 compared to a gain of $24,000 for the same period in 2022.

A foreign exchange transaction loss of $30,000 was recorded for the nine months ended September 30, 2023 compared to a gain of $32,000 for the same period in 2022.

Interest Expense. Interest expense was $13,000 for the three months ended September 30, 2023 as compared to $9,000 for the same period in 2022, an increase of $4,000, primarily due to higher interest rates on expenses that were financed this year as compared to the same period last year.

Interest expense was $28,000 for the nine months ended September 30, 2023 as compared to $18,000 for the same period in 2022, an increase of $10,000 due to higher interest rates on expenses that were financed this year as compared to the same period last year.

Tax Benefit. Tax benefits for the nine months ended September 30, 2022 of $586,000 was an income tax benefit due to the sale of our unused net operating losses for the state fiscal years 2021 through the New Jersey Economic Development Authority Program. There was no tax benefit from the unused net operating losses that were utilized for 2023.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive income (loss) which resulted in a loss of $6,000 for the three months ended September 30, 2023, and a gain of $6,000 for the three months ended September 30, 2022.

Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment resulted in a gain of $2,000 and a loss of $41,000 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our cost of sales, R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the nine months ended September 30, 2023, we received net proceeds of $42,878,000 from the issuance of 9,000,093 shares of common stock and pre-funded warrants to purchase 2,500,625 shares of common stock in connection with the public offering, $12,515,000 from the issuance of 2,866,421 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, as compared to $11,724,000 net proceeds for the same period in 2022 from the issuance of 3,097,273 shares of common stock. We may need to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of our products until profitability is achieved, if ever.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $27,664,000 as compared to $18,202,000 for the same period in 2022, an increase of $9,462,000. The increase is primarily driven by an increase in net loss of $10,092,000, attributable to a net increase in operating expenses of $11,022,000, primarily due to increased pre-launch commercial activities for DefenCath.

 Net Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was $17,659,000 as compared to $3,708,000 provided by in the same period in 2022, an increase of $13,951,000, mainly driven by increased amounts invested in short-term investments as compared to the same period in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $55,449,000 as compared to $11,853,000 for the same period in 2022, an increase of $43,596,000, primarily attributable to net proceeds we received from the sale of our common stock and pre-funded warrants in the public offering that closed during the nine months ended September 30, 2023.

Funding Requirements and Liquidity

Our total cash on hand and short-term investments as of September 30, 2023 was $86,587,000, excluding restricted cash of $187,000, compared with $58,792,000 at December 31, 2022, excluding $226,000 restricted cash. During the nine months ended September 30, 2023, we received an aggregate of $42,878,000 of net proceeds from the public offering and exercise of the underwriters’ option and an aggregate of $12,515,000 of net proceeds from the issuance of 2,866,421 shares of common stock under our ATM program. As of August 8, 2023, we have approximately $18,700,000 available under our ATM program and $104,400,000 under the shelf registration statement filed in August 2021 for the issuance of equity, debt or equity-linked securities.

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

We currently estimate that our cash and cash equivalents, short-term investments and available resources as of September 30, 2023, will be sufficient to fund our operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q, and will enable us to fund the launch of DefenCath through to anticipated profitability. These estimates are based upon the assumption of an approval of the DefenCath NDA in November 2023, commercial launch in the first quarter of 2024, and other base case assumptions for market penetration, average selling price, R&D expense and commercial infrastructure cost. Additional financing may be needed to build out our commercial infrastructure should we receive FDA approval and to continue our operations. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue our preparations for the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

For the nine-month period ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates as identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We had cash, cash equivalents and short-term investments (excluding restricted cash) of $86,587,000 and $58,792,000 at September 30, 2023 and December 31, 2022, respectively, consisting primarily of funds in cash, money market accounts, U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the nine months ended September 30, 2023.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2023.  Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CORMEDIX INC.

Date: November 14, 2023	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)