Form 10-K
period 2023-12-31
CorMedix Inc.
filed 2024-03-12
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $180.0 million.

The number of outstanding shares of the registrant’s common stock was 54,981,102 as of March 7, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CORMEDIX INC.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management, including, but not limited to, statements regarding our commercial launch efforts, our ability to obtain coverage and reimbursement for use of DefenCath® by third party payors, the timing and qualification of our contract manufacturing organization alternative manufacturing site, and our future financial position, financing plans, future revenues, projected costs and sufficiency of our cash and short term investments to fund our operations which should be considered forward-looking. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in the Risk Factor Summary and section titled “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Risk Factor Summary

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth in Item 1.A “Risk Factors.”

Risks Related to our Financial Position and Need for Additional Capital

●	We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable

●	We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights

Risks Related to the Commercialization of DefenCath

●	We are highly dependent on the successful commercialization of our only approved product, DefenCath

●	The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement for use of DefenCath from third-party payors.

●	The Company has applied for a HCPCS code and TDAPA for DefenCath. While CMS has advised it is working toward a July 1, 2024 implementation date, there is no guarantee that the applications will be approved or that TDAPA implementation will take place on or before July 1, 2024

●	The expected outpatient demand for DefenCath is highly concentrated, with two large customers accounting for more than 70% of total outpatient dialysis treatments. The failure of one or both of these large dialysis providers to utilize DefenCath could adversely impact the commercial launch of DefenCath

Risks Related to the Development and Commercialization of our Other Products

●	Successful development and commercialization of our product candidates is uncertain

●	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues

Risks Related to Healthcare Regulatory and Legal Compliance Matters

●	DefenCath, and our product candidates (if approved), will be subject to extensive post-approval regulation

●	Current healthcare laws and regulations in the U.S. and future legislative or regulatory reforms to the U.S. healthcare system may affect our ability to commercialize DefenCath and future marketed products profitably

●	We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us

●	Clinical trials required for our new product candidates or for expanded uses of DefenCath may be expensive and time-consuming, and their outcome is uncertain

●	If we are unable to effectively recruit, train, retain and equip our sales force, our ability to successfully commercialize DefenCath will be harmed

Risks Related to Our Business and Industry

●	Healthcare institutions, physicians and patients may not accept and use our products

●	Competition and technological change may make our products and technologies less attractive or obsolete

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer

●	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, including supplements, which could negatively impact our business or prospects

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed

●	We may not successfully manage our growth

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business

●	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators

Risks Related to Our Intellectual Property

●	If we materially breach or default under our License and Assignment Agreement (the “ND License Agreement”) with ND Partners, LLC (“NDP”), NDP would have the right to terminate the ND License Agreement, which would materially harm our business

●	If we do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products

●	Intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights

●	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation

Risks Related to Dependence on Third Parties

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or experience quality or manufacturing problems, we may be unable to meet demand for our products and we may lose potential revenues

●

We depend on third party suppliers and contract manufacturers for the manufacturing of DefenCath and all key active pharmaceutical ingredients (“APIs”), which subjects us to potential cost increases and manufacturing delays that are not within our control

●

We currently have one FDA approved supplier for each of our key APIs, taurolidine and heparin, respectively, as well as one currently FDA approved manufacturing site for DefenCath finished dosage. We are actively working to qualify an alternative manufacturing site for finished dosage as well as making preparations to qualify alternative sources of both APIs. There is no guarantee we will be successful in these endeavors.

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of new development products or expanded uses of DefenCath

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading or incomplete

●

We may rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all

Risks Related to Our Common Stock

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price

●	Our common stock price has fluctuated considerably and is likely to remain volatile, and you could lose all or a part of your investment

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult

●	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange

●	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers

●	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer

●	We do not currently pay dividends on our common stock so any returns on our common stock may be limited to the value of our common stock

●	We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investor.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of life-threatening diseases and conditions.

Our primary focus is on the commercialization of our lead product, DefenCath® in the United States. We have in-licensed the worldwide rights to develop and commercialize DefenCath. The name DefenCath is the U.S. proprietary name approved by the U.S. Food and Drug Administration, or FDA.

DefenCath is an antimicrobial catheter lock solution (“CLS”) (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) indicated to reduce the incidence of catheter-related bloodstream infections (“CRBSI”) in adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter (“CVC”). It is indicated for use in a limited and specific population of patients. CRBSIs can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs, as well as increased mortality. We believe DefenCath can address a significant unmet medical need.

DefenCath – United States

On November 15, 2023, we announced that the FDA approved the new drug application (“NDA”) for DefenCath to reduce the incidence of CRBSI in adult patients with kidney failure receiving chronic hemodialysis through a CVC. DefenCath is indicated for use in a limited and specific population of patients. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study. As a result of the November 2023 FDA approval, we are currently preparing for the commercial launch of DefenCath.

DefenCath is listed in the Orange Book as having New Chemical Entity or NCE exclusivity (5 years) expiring on November 15, 2028, and the Generating Antibiotic Incentives Now or GAIN exclusivity extension of the NCE exclusivity (an additional 5 years) expiring on November 15, 2033. The GAIN exclusivity extension of 5 years is the result of the January 2015 designation of DefenCath as a Qualified Infectious Disease Product (“QIDP”).

As part of the DefenCath approval letter, the FDA communicated the existence of a required pediatric assessment under the Pediatric Research Equity Act (“PREA”). PREA requires sponsors to conduct pediatric studies for, among other things, NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. FDA deferred submission of the pediatric study for DefenCath because the product is ready for approval for use in adults and the pediatric study has not been completed. We are obligated to conduct the study communicated in the approval letter: an open-label, two-arm (DefenCath vs. standard of care) study to assess safety and time to CRBSI in subjects from birth to less than 18 years of age with kidney failure receiving hemodialysis via a central venous catheter. Because this is a required post-marketing study, we must make annual reports to the FDA. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, provides an additional six months of exclusivity that attaches to the end of existing marketing exclusivity and patent periods for DefenCath. Depending on the timing of final report submission, DefenCath could potentially receive a total marketing exclusivity period of 10.5 years. However, there are factors that could affect whether this exclusivity is received or the duration of exclusivity, and DefenCath may or may not ultimately be eligible for the additional 0.5 years of exclusivity associated with this pediatric study.

We announced on April 26, 2023 that following the submission of a duplicate New Technology Add-On Payment (“NTAP”) application in the fourth quarter of 2022 to the Centers for Medicare & Medicaid Services (“CMS”), CMS has subsequently issued the Inpatient Prospective Payment System (“IPPS”) 2024 proposed rule that includes a NTAP of up to $17,111 per hospital stay for DefenCath. This NTAP represents reimbursement to inpatient facilities of 75% of the anticipated wholesaler acquisition cost (“WAC”) price of $1,170 per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. The final IPPS rule was published in early August 2023 and confirmed this payment amount in that final rule. This NTAP was conditioned upon the DefenCath NDA obtaining final FDA approval prior to July 1, 2024. As the NTAP was calculated by CMS based upon an anticipated WAC price of $1,170, and following FDA approval of the DefenCath NDA, an actual WAC of $249.99 per 3ml vial was established, we anticipate that CMS will revise the amount of the NTAP payment to reflect the actual WAC price in the next IPPS rulemaking, effective October 1, 2024. Upon the listing in the compendia of the actual WAC price of $249.99 per 3ml vial, we notified CMS of the new lower WAC pricing and recommended that CMS make an off-cycle adjustment to the NTAP to reflect the current lower WAC pricing amount. CMS subsequently communicated to us that they do not intend to update the NTAP reimbursement amount until the next review cycle in October 2024.

On January 25, 2024, CMS determined that DefenCath should be classified as a renal dialysis service that is subject to the Medicare end-stage renal disease prospective payment system (“ESRD PPS”). The ESRD PPS provides bundled payment for renal dialysis services, but also affords a transitional drug add-on payment adjustment, or TDAPA, which provides temporary, additional payments for certain new drugs and biologicals. We submitted an application for TDAPA on January 26, 2024, and CMS has confirmed receipt. We also submitted a HCPCS application for a J-code to CMS on December 8, 2023, for DefenCath, which is relevant to billing and the TDAPA application. CMS has confirmed the coding application is under review. TDAPA reimbursement is calculated based on 100 percent of the average selling price (“ASP”) (or 100 percent of WAC or else manufacturers’ list price, respectively, if such data is unavailable). If CMS grants TDAPA and post-TDAPA add-on payment adjustments for DefenCath, collective payments would be for five years (with such post-TDAPA add-on payments applying to all ESRD PPS payments for years three through five). CMS confirmed to us that, assuming a favorable review, CMS is working towards a July 1, 2024 implementation date for TDAPA.

We may pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in certain oncology patients using a central venous catheter. In 2024, we anticipate discussing with the FDA potential pathways for expanded indications.

We announced on May 1, 2023 that the United States Patent and Trademark Office (“USPTO”) allowed our patent application directed to a locking solution composition for treating and reducing infection and flow reduction in central venous catheters. This application was granted on August 29, 2023 as U.S. Patent No. 11,738,120.  Our newly granted U.S. Patent reflects the unique and proprietary formulation of our product, DefenCath, for which we received FDA approval on November 15, 2023. This patent supplements the coverage of our existing licensed U.S. Patent No. 7,696,182, and has the potential to provide an additional layer of patent protection for DefenCath through 2042.

Neutrolin – International

Neutrolin was previously sold in the European Union, or EU, and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS. We have elected to discontinue sales of Neutrolin for lack of commercial viability. The winding down of our operations in the EU is nearly complete and Neutrolin sales in both the EU and the Middle East have been discontinued since 2022.

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

License Agreement with NDP Partners

On January 30, 2008, we entered into a License and Assignment Agreement, or the ND License Agreement, with ND Partners LLC, or NDP. Pursuant to the ND License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in our Company consisting of 73,107 shares of common stock as of December 31, 2010. In addition, we are required to make cash payments to NDP upon the achievement of certain milestones. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000, with $2,000,000 remaining at December 31, 2023.

During the year ended December 31, 2013, a milestone payment of $500,000 was earned by NDP upon the first issuance of the CE Mark for Neutrolin. On April 11, 2013, we entered into an amendment to the ND License Agreement which extended the milestone payment from within 30 days after such issuance to within twelve months after the achievement of such issuance. As consideration for the amendment, we issued NDP a five-year warrant to purchase 25,000 shares of our common stock at an exercise price of $7.50 per share. The warrant, which was exercisable immediately upon issuance, expired in April 2018. In January 2014, the $500,000 milestone payment due to NDP was converted into 10,000 Series C-3 non-voting preferred stock and a warrant to purchase 50,000 shares of our common stock at an exercise price of $4.50 per share. These warrants expired and were unexercised during the year ended December 31, 2020.

During the year ended December 31, 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The terms of the escrow agreement provide that if, as of December 31, 2022, any shares remain in escrow, such shares will be returned to the Company and cancelled. There were no milestones achieved in 2023 or 2022.

The ND License Agreement will expire on a country-by-country basis upon the earlier of (i) the expiration of the last patent claim under the ND License Agreement in a given country, or (ii) the payment of all milestone payments. Upon the expiration of the ND License Agreement in each country, we will have an irrevocable, perpetual, fully paid-up, royalty-free exclusive license to the NDP Technology in such country. The ND License Agreement also may be terminated by NDP if we materially breach or default under the ND License Agreement and that breach is not cured within 60 days following the delivery of written notice to us, or by us on a country-by-country basis upon 60 days prior written notice. If the ND License Agreement is terminated by either party, our rights to the NDP Technology will revert back to NDP.

We announced on May 1, 2023 that the USPTO allowed our patent claims directed to a locking solution composition for treating and reducing infection and flow reduction in central venous catheters. Our newly issued U.S. Patent 11,738,120 reflects the unique and proprietary formulation of our product, DefenCath, for which we received FDA approval on November 15, 2023. The newly issued patent provides patent coverage that supplements our existing licensed U.S. Patent No. 7,696,182, and has the potential to provide an additional layer of patent protection for DefenCath through 2042.

We believe that the patents and patent applications we have licensed pursuant to the ND License Agreement cover effective solutions to the various medical problems discussed previously when using taurolidine in clinical applications, and specifically in hemodialysis applications. The foregoing summary of the ND License Agreement does not purport to be complete and is qualified in its entirety by reference to the ND License Agreement, attached as an exhibit hereto and which is incorporated by reference herein.

DefenCath

Market Opportunity

Central venous catheters, or CVCs, and peripherally inserted central catheters, or Central Catheters, are an important and frequently used method for accessing the vasculature for hemodialysis (a form of dialysis where the patient’s blood is circulated through a dialysis filter), administering chemotherapy and basic fluids in cancer patients and for cancer chemotherapy, administering long term antibiotic therapy, and administering total parenteral nutrition (complete or partial dietary support via intravenous nutrients).

Bloodstream infections resulting from the use of central catheters known as CRBSIs can result in significant morbidity and increased rates of hospital admissions, readmissions and mortality. One of the major and common risk factors for all patients requiring CVCs is CRBSI and the clinical complications associated with them. The total annual cost for treating CRBSI episodes and their related complications in the U.S. is up to $2.3 billion, with approximately 250,000 CRBSI episodes per year (Becker’s Hospital Review).

According to the 2022 United States Renal Disease System, reporting data from 2020, there were nearly 808,000 End-Stage-Renal-Disease, or ESRD, patients on permanent hemodialysis in the U.S. Of these, nearly 108,000 hemodialysis patients were new patients diagnosed with ESRD during the year they were receiving dialysis through a CVC. Patients are typically treated in various care settings including inpatient hospitals and outpatient dialysis clinics. Kidney failure patients can include ESRD, Acute Kidney Injury, or AKI and Chronic Kidney Disease, or CKD, populations that progress into dialysis. Patients that present in the hospital have an average length of stay of 13.3 days and additionally high 30-day readmission rates both for same diagnosis and all-cause with the all-cause readmissions being higher.

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

Other than DefenCath, there are no pharmacologic drug products approved in the U.S. for the prevention or reduction of CRBSIs in CVCs. We believe there is a significant need for reduction or prevention of CRBSIs in the hemodialysis patient population as well as for other patient populations utilizing central venous catheters and peripherally inserted central catheters, such as oncology/chemotherapy, and total parenteral nutrition.

DefenCath, our FDA-approved product, is a non-antibiotic, broad-spectrum antibacterial, antifungal and anticoagulant combination that is active against common microbes including antibiotic-resistant strains and in addition may prevent biofilm formation. We believe that using DefenCath as an anti-infective catheter-lock solution will significantly reduce the incidence of life-threatening catheter-related blood stream infections, thus reducing the need for local and systemic antibiotics while prolonging catheter function. We are unaware of any drug products other than DefenCath approved by the FDA with an indication for use as a catheter lock solution.

Competitive Landscape

The drug and medical device industries are highly competitive and subject to rapid and significant technological change. DefenCath’s potential competitors could include large as well as specialty pharmaceutical and biotechnology companies and large and specialty medical device companies. Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the development and commercialization of drugs and medical devices. Further, the development of new treatment methods could render DefenCath non-competitive or obsolete.

We believe that the key competitive factors that will affect the commercial success of DefenCath are efficacy and safety, as well as pricing and reimbursement. Given that DefenCath is the only approved catheter lock solution with antimicrobial properties in the U.S., we believe that with adequate reimbursement there is an opportunity for DefenCath to become the new standard of care as a CLS in the U.S. market. We are not aware of any potentially competitive CLS which are approved or under development by other companies in the U.S. As a means to reduce infections, some dialysis providers may be using anti-infective infused catheter caps and/or compounded unapproved antibiotic catheter lock solutions.

Manufacturing/Supply Chain

We do not own or operate any manufacturing facilities related to the production of our products. All our manufacturing processes currently are, and we expect them to continue to be, outsourced to third parties. We rely on third-party manufacturers to produce sufficient quantities of drug product for use both commercially and in clinical trials. We intend to continue this practice in the future.

We currently have one FDA approved source for each of our two key active drug ingredients (“APIs”) for DefenCath, taurolidine and heparin sodium, respectively. With regards to taurolidine, we have a Drug Master File (“DMF”) filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer and us in place from August 2018. We are currently in the process of identifying and qualifying an alternate third-party manufacturer for taurolidine under our existing DMF. With respect to heparin sodium API, we have identified an alternate third party supplier and intend to qualify such supplier under the DefenCath NDA over the next twelve months.

We received FDA approval of DefenCath with finished dosage production from our European based CMO Rovi Pharma Industrial Services. We believe this CMO has adequate capacity to produce the volumes needed to meet near term projected demand for the commercial launch of DefenCath.

We previously announced commercial arrangements with additional finished dosage CMOs, Alcami Corporation and Siegfried Hameln, that provide for the manufacture of commercial sterile parenteral drug products. The Company anticipates the submission to the FDA of a supplement adding Siegfreid Hameln as an alternate manufacturing site in the second fiscal quarter of 2024. The Company will also discontinue its relationship with Alcami as a potential alternate manufacturing site for DefenCath.

We note that CMOs and our API suppliers are subject to FDA oversight and inspection regarding compliance with cGMP, and if deemed non-compliant with cGMP by FDA, we could face shortages or risk with respect to producing sufficient quantities of drug product or drug substance.

United States Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the U.S. and other countries. DefenCath is an FDA-approved drug, and our other product candidates may be classified by the FDA as a drug or a medical device (or combination product) depending upon the indications for use or claims, and/or how the product affects the structure or function of the body. Because certain of our product candidates are considered as medical devices and others are considered as drugs for regulatory purposes, we intend to submit applications to regulatory agencies for approval or clearance of medical device and pharmaceutical product candidates, or combination products, as appropriate.

In the U.S., the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the Agency’s implementing regulations. If we fail to comply with the applicable U.S. requirements at any time during the product development process, clinical testing, and during the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution, among other actions. Any agency enforcement action and/or any related impact could have a material adverse effect on us.

Drug Approval Process

The research, development, and approval process in the U.S. and elsewhere is intensive and rigorous and generally takes many years to complete. The typical process required by the FDA before a therapeutic drug may be marketed in the U.S. includes:

●	Pre-clinical laboratory and animal tests performed under the FDA’s Good Laboratory Practices, or GLP, regulations;

●	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may commence;

●	human clinical studies to evaluate the drug’s safety and effectiveness for its intended uses;

●	FDA review of whether the facility in which the drug is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued quality and compliance with cGMPs, and FDA review of clinical trial sites to determine whether the clinical trials were conducted in accordance with Good Clinical Practices, or GCPs; and

●	submission of a new drug application, or NDA, to the FDA, and approval of the application by the FDA to allow sales of the drug.

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

Clinical trial programs in humans generally follow a three-phase process. Typically, Phase 1 studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease. Phase 1 studies are conducted to determine the metabolic and pharmacological action of the product candidate in humans and the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase 2, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate clinical endpoints, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase 3, large-scale clinical trials are generally conducted in patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by United States and foreign regulatory agencies. Typically, two Phase 3 trials are required for marketing approval, though one such trial, plus confirmatory evidence, may be acceptable.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or post-approval.

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

Each domestic and foreign manufacturing establishment, including any contract manufacturers, must be listed in the NDA and must be registered with the FDA. The application generally will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug product, and determines that the facility is in compliance with current cGMP requirements. Moreover, FDA will also typically inspect one or more clinical trial sites to confirm that the applicable clinical trials were conducted in accordance with GCPs.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, the FDA assesses and receives application user fees for reviewing an NDA, as well as annual program fees for commercial manufacturing establishments and for approved products. These fees can be significant. Fee waivers, reductions or refunds are available in certain circumstances. One basis for a waiver or refund of the application user fee is if the applicant is a “small business” generally defined as employing fewer than 500 employees, including employees of affiliates, no approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication. Under certain circumstances, orphan products may also be exempt from product and establishment fees.

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

Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or a REMS, or otherwise limit the scope of any approval.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Such deferred studies become required post-marketing studies upon approval of the product.

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

A sponsor can also request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient drug development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

A new program to expedite the development of drug products is the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD, which was passed as part of the 21st Century Cures Act. LPAD allows for the FDA’s determination of safety and effectiveness to reflect the risk-benefit profile of the drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection and the availability of alternative treatments in the limited population. Under LPAD, a sponsor may request drug approval for an antibacterial or antifungal drug if the drug is intended to treat a serious life-threatening infection in a limited population of patients with unmet needs. The drug may be approved for the limited population notwithstanding a lack of evidence to fully establish a favorable benefit-risk profile in a broader population. The FDA must provide prompt advice to sponsors seeking approval under LPAD to enable them to plan a development program. If approved under LPAD, certain post-marketing requirements would apply, such as required labeling and advertising statements and pre-distribution submission of promotional materials to FDA. If after approval for a limited population, a product receives a broader approval, the FDA may remove such post-marketing restrictions. While a drug may only be approved for a limited population under this program, the 21st Century Cures Act states that it is not intended to restrict the prescribing of antimicrobial drugs or other products by healthcare professionals.

Exclusivity

For approved drug products, market exclusivity provisions under the FDCA provide periods of exclusivity, which gives the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug.

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

Five years of exclusivity are available to New Chemical Entities, or NCEs. A NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA submitted under Section 505 of the FDCA. An active moiety is the molecule or ion, excluding those appended portions of the molecule, that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the physiological or pharmacological action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA application submitted by another company that contains the previously approved active moiety, except that an ANDA or 505(b)(2) that contains a certification that the patents listed by the NCE sponsor in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, are invalid or will not be infringed by the manufacture, use, or sale of the drug product for which approval is sought, may be submitted one year before NCE exclusivity expires. Five-year exclusivity will also not delay the submission or approval of a 505(b)(1) NDA; however, an applicant submitting a 505(b)(1) NDA would be required to conduct or obtain a right of reference to all the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving NDAs or ANDAs for drugs containing the original active agent.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity to the term of any existing exclusivity for the product, such as NCE exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity that cover the drug are extended by six months. For patent protection, pediatric exclusivity does not extend the term of the patent or the term a patent extension, but rather the period during which FDA cannot approve an ANDA or 505(b)(2) NDA that certifies to a patent listed in the Orange Book. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

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

For certain infectious disease products, the above discussed exclusivity periods may be further extended if the product is designated as a QIDP and receives GAIN Act exclusivity. A qualified infectious disease product, or QIDP, is an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens; or qualifying pathogens designated by the FDA that have the potential to pose a serious threat to public health. Subject to the specified statutory limitations, a drug that is designated as a QIDP and is approved for the use for which the QIDP designation was granted will receive a 5-year extension to any exclusivity for which the application qualifies upon approval. For example, if the FDA approves an NDA for a drug designated as a QIDP, the NCE exclusivity period is extended to ten years and the FDA may not accept applications for nine years. Moreover, if a product is designated as a QIDP and an orphan product, the orphan product exclusivity period is extended to twelve years. These extensions are in addition to any extension that an application may be entitled to under the pediatric exclusivity provisions. To receive a QIDP designation, the sponsor must request that the FDA designate the product as such prior to the submission of an NDA. This designation may not be withdrawn except if the FDA finds that the request for designation contained an untrue statement of material fact. QIDPs are also eligible for Fast Track status and priority review.

Post Approval Requirements

Significant legal and regulatory requirements also apply after FDA approval to market under an NDA. These include, among other things, requirements related to adverse event and other reporting, product tracking and tracing, suspect and illegitimate product investigations and notifications, product advertising and promotion and ongoing adherence to cGMPs, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. FDA can also require the completion of studies post-approval, such as required studies under PREA. The FDA also enforces the requirements of the Prescription Drug Marketing Act which, among other things, imposes various requirements in connection with the distribution of product samples to physicians. The FDA enforces these requirements through, among other ways, review of promotional material submissions, review of adverse events, review of annual reports, periodic announced and unannounced facility inspections.

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are allowed to promote their drug products only for the approved indications and in accordance with the provisions of the approved label; off-label promotion is prohibited, as is false and misleading promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and the civil False Claims Act, or FCA, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

After approval of a drug is granted, FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, or imposition of additional post-market surveillance or clinical trials to assess new safety risks. Other potential consequences include, among other things: restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls; fines, warning letters or other enforcement-related letters or clinical holds on investigational or post-approval clinical trials; refusal by FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals; product seizure or detention, or refusal to permit the import or export of products; injunctions or the imposition of civil or criminal penalties; and consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

Moreover, individual states may have laws and regulations that we must comply with, such as laws and regulations concerning licensing, promotion, sampling, distribution, and reporting.

Pricing and Reimbursement

We expect to sell DefenCath primarily to inpatient acute-care hospitals and outpatient dialysis clinics.

Inpatient Reimbursement

For Medicare, inpatient acute-care hospitals are paid under the inpatient prospective payment system (referred to herein as the “IPPS”). The IPPS pays a flat rate based on the average charges across all hospitals for a specific diagnosis, regardless of whether that particular patient costs more or less. Under the IPPS, each case is categorized into a diagnosis-related group, or DRG, which is weighted and multiplied by a standardized amount (updated each year for inflation and other factors), to yield a fixed payment for that DRG and adjusted for hospital-specific factors (e.g., wages, teaching hospitals) to cover care furnished during the inpatient stay. Additional, temporary payment is available for new medical services and technologies called New Technology Add-on Payment, or NTAP, if certain criteria are met. There are three criteria required for new technologies to be eligible to receive NTAP:

1. Product must meet “newness” criteria;

2. Product must meet “substantial clinical improvement” over existing technologies; and

3. Product must meet certain cost thresholds.

CMS created several alternative NTAP approval pathways for certain devices that obtain breakthrough designation and drugs that obtain Qualified Infectious Disease Product, or QIDP, designation from the FDA. Under these alternative pathways, the new technology need only meet the cost criterion because CMS assumes that those products meet the newness and substantial clinical improvement criteria.

We submitted an NTAP application under the alternative pathway for fiscal year (“FY”) 2024 IPPS and received conditional approval from CMS pending FDA marketing authorization for DefenCath before July 1, 2024. Based on the information available at the time of the FY 2024 IPPS final rule, CMS determined the cost per case of DefenCath was $22,815. Under CMS’ regulations, NTAPs are limited to the lesser of 75% of the average cost of the technology, or 75% of the costs in excess of the MS-DRG payment for the case. Accordingly, CMS finalized for FY 2024 $17,111.25 as the maximum NTAP for a case involving the use of DefenCath. This NTAP represents reimbursement to inpatient facilities of 75% of the anticipated wholesaler acquisition cost price of $1,170 per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. Given that FDA approval of the NDA was obtained on November 15, 2023 and prior to the July 1, 2024 deadline, the NTAP for cases involving the technology will be effective beginning January 1, 2024. As the NTAP was calculated by CMS based upon an anticipated WAC price of $1,170, and following FDA approval of the DefenCath NDA an actual WAC of $249.99 per 3ml vial was established, we anticipate that CMS will revise the amount of the NTAP payment to reflect the actual WAC price in the next IPPS rulemaking, effective October 1, 2024. Upon the listing in the compendia of the actual WAC price of $249.99 per 3ml vial, we notified CMS of the new lower WAC pricing and recommended that CMS make an off-cycle adjustment to the NTAP to reflect the current lower WAC pricing amount. CMS subsequently communicated to us that CMS does not intend to update the NTAP reimbursement amount until the next review cycle in October 2024.

NTAP is granted for a period of 2-3 years after the date of FDA approval. Although NTAP is intended to identify and ensure adequate payment for qualifying new technologies, it may have a limited effect depending on the DRG assignment after the NTAP period ends. With established reimbursement in the inpatient setting, we plan to launch DefenCath in hospitals first while outpatient reimbursement is expected to be effective July 1, 2024 (assuming TDAPA approval as discussed below).

Outpatient Reimbursement

On January 25, 2024, CMS determined that DefenCath should be classified as a renal dialysis service within an existing functional category, and is therefore subject to the Medicare end-stage renal disease prospective payment system (referred to herein as the “ESRD PPS”). The ESRD PPS does afford, however, a transitional drug add-on payment adjustment, or TDAPA, followed by post-TDAPA add-on payment adjustments. If CMS grants TDAPA and post-TDAPA add-on payment adjustments for DefenCath, collective payments would be for five years (with such add-on payments applying to all ESRD PPS payments for years three through five). New renal dialysis drugs or biological products that fall within an ESRD PPS functional category are paid TDAPA unless certain exclusion criteria apply (related to the FDA approval or the NDA classification type). To be considered a new renal drug or biologic, the product must be:

●	Used to treat or manage a condition(s) associated with ESRD

●	Approved by the FDA pursuant to Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act or section 351 of the Public Health service Act;

●	Commercially available;

●	Assigned a Healthcare Common Procedure Coding System ("HCPCS") code (or have an application submitted); and

●	Designated by CMS as a renal dialysis service.

We believe that DefenCath would meet the criterion of being a new renal dialysis product based upon communications received from CMS. We submitted a HCPCS application for a J-code to CMS on December 8, 2023 for DefenCath and CMS has confirmed the application is under review. We submitted an application for TDAPA on January 26, 2024. CMS confirmed receipt and advised us in writing that CMS is working toward a July 1, 2024 effective date for TDAPA, assuming a favorable review. CMS reserves the right to request more information, and does not guarantee that the TDAPA application will be approved or will be effective by July 1, 2024.

TDAPA reimbursement is calculated based on 100 percent ASP (or 100 percent of wholesale acquisition price or else manufacturers’ list price, respectively, if such data is unavailable). CMS has recently adopted policies related to the submission of ASP data making TDAPA conditional in certain circumstances on the continued submission of such data. Accordingly, it is possible that the duration of TDAPA could be shortened if the submission requirements of the ASP policy are not met. When TDAPA ends for new products for which there is a functional category, CMS does not make any adjustments to the ESRD PPS rate.

Although we cannot anticipate changes in reimbursement requirements and mechanisms in the coming years, CMS has acknowledged TDAPA payment mechanisms may be adjusted to encourage innovation for this patient population. Beginning with calendar year 2024, CMS adopted a new payment adjustment that follows the TDAPA period which is applied to all ESRD PPS payments for three years. Following such additional ESRD PPS payment adjustments, DefenCath would be paid as part of the bundled ESRD PPS rate.

In anticipation that payers will require that we demonstrate the cost effectiveness of DefenCath as part of the reimbursement review and approval process, we have submitted posters and abstracts to support our health economic analysis and continue to commission and develop health economic evaluations to support this review in the context of the prospective use of DefenCath in dialysis.

We may seek CMS reimbursement for DefenCath in other catheter indications, such as oncology patients and total parenteral nutrition patients, including through (i) relevant hospital inpatient DRGs, (ii) additional NTAP payments, (iii) outpatient ambulatory payment classifications, or APCs, (iv) the End-Stage Renal Disease Prospective Payment System, or ESRD PPS, base payment, or (v) under the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies, or DMEPOS, Fee Schedule, depending on the setting of care. Coverage and payment under these Medicare benefit categories is not guaranteed for these additional potential indications.

Healthcare Regulation

Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, also govern our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. Such laws include, but are not limited to: the federal Anti-Kickback Statute (“AKS”); federal pricing transparency and reporting laws and regulations; federal Physician Payments Sunshine Act and Open Payments requirements to track and report certain payments and other transfers of value; federal and state civil and criminal false claims laws, including the civil False Claims Act. Additionally, we are subject to state and local law equivalents of the above federal laws, which may be broader in scope and apply regardless of whether the payer is a governmental healthcare program. We may also be subject to certain state healthcare laws that may not have a federal parallel, such as pharmaceutical detailing and disclosure laws and requirements.

We are subject to federal government price reporting, such as those applicable to the Medicare Part B program, those under the Medicaid Drug Rebate Program (“MDRP”), the 340 Drug Pricing Program and individual state laws relating to pricing and sales and marketing practices. Manufacturers report Average Sales Price (ASP) data for Part B-covered drugs and biologicals and related items, services, supplies, and products that are paid as drugs or biologicals. We also participate in the MDRP and report ASP, Best Price and other metrics related to our participation in such program. We pay rebates to state Medicaid agencies based on those metrics on Medicaid beneficiary utilization of products. In addition, we are required to sell our covered outpatient drugs at or below the 340B Ceiling Price to 340B Covered Entities. We are also required to discount our products to authorized users of the Federal Supply Schedule, under which additional laws and requirements apply. Each of these programs require submission of pricing data and calculation of discounts and/or rebates pursuant to complex statutory formulas and regulatory guidance, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources. Failure to properly calculate prices, or to offer required discounts or rebates could subject us to substantial penalties including, but not limited to, potential False Claims Act liability. CMS continues to issue guidance and rulemaking governing our participation in the MDRP, and we cannot predict how future guidance or rules would affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge greatly reduced prices to 340B Covered Entities).

In the U.S., the federal and state governments are considering proposals or have enacted legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S., there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. In particular, there have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders and sub-regulatory guidance that may impact pricing for pharmaceutical products. These initiatives include, among others:

●	efforts to reevaluate, reduce or limit the prices of drugs and make them more affordable for patients;

●	implementation of additional data collection and transparency reporting regarding drug pricing, rebates, fees and other remuneration provided by drug manufacturers;

●	revisions to rules associated with ESRD PPS Transitional Drug Add-on Payment Adjustment;

●	potential revisions to rules associated with the calculation of average sales price;

●	revisions to rules associated with the calculation of average manufacturer price and best price under Medicaid;

●	changes to the MDRP, including through a May 2023 CMS-proposed rulemaking for this program, that could significantly increase manufacturer rebate liability;

●	implementation of the inflation Reduction Act of 2022 (Inflation Reduction Act), including provisions that generally require manufacturers of Medicare Part B and Part D drugs to pay inflation rebates to the Medicare program if pricing metrics associated with their products increase faster than the rate of inflation;

●	potential elimination of the AKS discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; and

●	reevaluation of safe harbors under the AKS.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing.

In addition, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business.

These laws and regulations may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Foreign Regulatory Requirements

We have not made any filings seeking approval for DefenCath outside of the United States. In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Even though we have obtained FDA approval for DefenCath, and more generally, whether or not with FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees and Human Capital Resources

As of March 7, 2024, we employed 82 full-time employees and one part-time employee, who work out of our corporate offices in Berkeley Heights, NJ or work remotely in various locations throughout the United States and Europe. We are committed to diversity, equity and inclusion, regardless of gender or race/ethnicity, or any protected status, and conduct training to reflect our commitment as an organization and build awareness.

We invest in our workforce by offering competitive salaries and benefits. We endeavor to foster a strong sense of ownership by offering stock options under our stock incentive program. We also offer comprehensive and benefits for all eligible employees. We recognize and support the growth and development of our employees and we provide performance feedback and conduct employee goal and development discussions.

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

Available Information

We maintain our websites at www.cormedix.com, www.defencath.com. and www.crbis.com. This Annual Report on Form 10-K and all of our filings under the Exchange Act, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge through our website on the date we file those materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  Such filings are also available to the public on the internet at the SEC’s website at www.sec.gov.  The information contained on, or that can be accessed through, the websites referenced in this Annual Report on Form 10-K is not a part of, nor shall it be deemed to be, incorporated by reference into this filing or any of our other filings with the SEC. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable.

Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operation. We incurred net losses of approximately $46.3 million and $29.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $321.7 million. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trial and commercialization activities increase as we commercialize DefenCath and develop our other product candidates. As a result, we expect to experience negative cash flow as we fund our operating losses and capital expenditures. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have not generated any significant commercial revenue and our ability to generate revenue and achieve profitability will depend on, among other things, the following: successfully launching and marketing DefenCath in the US; obtaining necessary regulatory approvals for our other product candidates from the FDA and, if sought, international regulatory agencies; establishing additional manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities if we are unable to generate sufficient revenue from the commercialization of DefenCath in the U.S. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders, may dilute our stockholders, and may require us to relinquish valuable rights.

To date, our commercial operations have not generated sufficient revenues to enable profitability. We estimate that we have sufficient cash to fund (i) operations for at least twelve months from the date of issuance of this Annual Report on Form 10-K and (ii) the commercial launch of DefenCath. These estimates are based upon the assumption of commercial launch in the second quarter of 2024, and other base case assumptions for market penetration, average selling price, R&D expense and commercial infrastructure cost.

We may need additional financing to the extent we are unable to generate sufficient revenue from the commercialization of DefenCath in the U.S. We can provide no assurances that any financing or strategic relationships will be available to us on acceptable terms, or at all. We expect to continue to use significant cash to fund our operations as we commercialize DefenCath in the U.S, pursue development of our other product candidates and other business development activities, and incur additional legal costs to defend our intellectual property.

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

Risks Related to the Commercialization of DefenCath

We are highly dependent on the successful commercialization of our only approved product, DefenCath.

Our ability to generate operating revenue will be severely limited until we successfully commercialize DefenCath in the U.S., and we may experience unforeseen events during scale up and/or manufacturing. DefenCath was approved by FDA on November 15, 2023, and is indicated to reduce the incidence of CRBSIs in adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter. This drug is indicated for use in a limited and specific population of patients. The safety and effectiveness of DefenCath have not been established for use in populations other than adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter.

We have not commercialized any other product candidates other than DefenCath. Successful commercialization of DefenCath is subject to many risks, including but not limited to:

●	failure to maintain regulatory approvals;

●	failure to receive TDAPA and post-TDAPA add-on adjustment payments;

●	emergence of superior or equivalent products;

●	inability to manufacture our product candidates on a commercial scale on our own or in collaboration with third parties;

●	failure to comply with a broad range of post-marketing requirements including those related to labeling, promotion and advertising, manufacturing and quality, pharmacovigilance and adverse event reporting, commercial distribution and supply chain requirements, and pediatric post-marketing study requirements; and

●	failure to achieve market acceptance or significant adoption.

There is no guarantee that our commercial launch of DefenCath or our future commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidates that receive regulatory approval.

The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement for use of DefenCath from third-party payors.

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs, such as Medicare, Medicaid and/or private health insurers. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products. We initially expect to sell DefenCath directly to hospitals and key dialysis center operators, but also may expand its usage into oncology and total parenteral nutrition patients requiring catheters if those indications can be secured from the FDA. All of these potential customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis and other treatments. Depending on the treatment setting, we believe that DefenCath would be eligible for coverage under various reimbursement programs, such as the IPPS and ESRD PPS, including certain temporary or transitional add-on payment adjustments (e.g., NTAP, TDAPA); however, payment under these payment systems could later be modified or decreased under future regulations. Further, CMS, which administers Medicare, and works with states to administer Medicaid, has adopted and will continue to adopt and/or amend rules governing reimbursement for specific treatments. We anticipate that insurers may increasingly demand that manufacturers demonstrate the cost effectiveness of their products as part of the reimbursement review and approval process. Rising healthcare costs have also led many European and other foreign countries to adopt healthcare reform proposals and medical cost containment measures. Similar legislation could be introduced in the U.S. Any measures affecting the reimbursement programs of these governmental and private insurance payors, including any uncertainty in the medical community regarding their nature and effect on reimbursement programs, could have an adverse effect on purchasing decisions regarding DefenCath, as well as limit the prices we may charge for DefenCath. The failure to obtain or maintain reimbursement coverage for DefenCath or any other products could materially harm our operations.

In anticipation that payers may increasingly demand that we demonstrate the cost effectiveness of DefenCath as part of the reimbursement review and approval process, we have submitted posters and abstracts to support our health economic analysis and continue to commission and develop health economic evaluations to support this review in the context of the utilization of DefenCath in dialysis. We are pursuing opportunities to work with healthcare systems to demonstrate the clinical and economic effectiveness of DefenCath; however, our studies might not be sufficient to support coverage or reimbursement at levels that allow providers to use DefenCath.

The Company submitted to CMS an HCPCS application for a J-code on December 8, 2023, and a TDAPA application on January 26, 2024, in each case for DefenCath. While CMS has advised it is working toward a July 1, 2024 implementation date for TDAPA, there is no guarantee that it will be approved or that implementation will take place on or before July 1, 2024. Any delay or failure in the approval of such applications would have an adverse impact on the commercial launch of DefenCath. See Item 1 for additional detail regarding TDAPA and the implementation thereof.

The expected outpatient demand for DefenCath is highly concentrated, with two large customers accounting for more than 70% of total outpatient dialysis treatments.

The market for outpatient dialysis clinics is highly concentrated, with two large dialysis providers accounting for more than 70% of the total outpatient dialysis treatments. The failure of one or both of these providers to utilize DefenCath could adversely impact the commercial launch of DefenCath, and there can be no assurance that either or both of such providers will agree to utilize DefenCath on favorable terms or at all. To the extent we are successful in our efforts to enter into agreements with either or both of these providers, any failure of these providers to meet purchase commitments, or any reduction or cessation in their purchasing or utilization of DefenCath, could adversely impact the commercial launch of DefenCath and harm our business.

Risks Related to the Development and Commercialization of our Other Products

Successful development and commercialization of our product candidates is uncertain.

Our development and commercialization of our products, including future product candidates, is subject to the risks of failure and delay inherent in the development of new pharmaceutical products, including but not limited to the following:

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

Because of these risks, our development efforts may not result in any future commercially viable products. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained or any approved products are not commercialized successfully, our business, financial condition, and results of operations will be materially harmed.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. Review time can be impacted by the quality of the information included in the application, FDA’s internal resources such as the availability of reviewers, or requests from the FDA for additional information. Regulatory approval of an NDA is not guaranteed. The number and types of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense exerted in pre-clinical and clinical studies, failure can occur at any stage, and we could encounter problems that delay our product candidate development or that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The FDA can delay, limit or deny approval of a product candidate for many reasons, and product candidate development programs may be delayed or may not be successful for many reasons including but not limited to, the following:

●	The FDA or IRBs may not authorize us to commence, amend, or continue clinical studies;

●	we may not be able to enroll a sufficient number of qualified patients for clinical trials in a timely manner or at all, patients may drop out of our clinical trials or be lost to follow-up at a higher rate than we anticipate, patients may not follow the clinical trial procedures, or the number of patients required for clinical trials may be larger than we anticipate;

●	the FDA may not accept an NDA or other submission due to, among other reasons, the content or formatting of the submission;

●	a product candidate may not be deemed adequately safe or effective for an intended use;

●	the FDA may not find the data from pre-clinical studies and clinical trials sufficient;

●	the FDA may require that we conduct additional pre-clinical or clinical studies, change our manufacturing process, or gather additional manufacturing information above what we currently have planned for;

●	the FDA’s interpretation and our interpretation of data from pre-clinical studies and clinical trials or chemistry, manufacturing and controls data may differ significantly;

●	the FDA may not agree with our intended indications, the design of our clinical or pre-clinical studies, or there may be a flaw in the design that does not become apparent until the studies are well advanced;

●	we may not be able to establish agreements with contractors or collaborators or they or we may fail to comply with applicable FDA and other regulatory requirements, including those identified in other risk factors;

●	the FDA may not accept aspects of our proposed labeling, or may impose specific limitations in the labeling and require post-marking commitments or Phase 4 clinical trials before the labeling can be expanded;

●	the FDA may determine that the manufacturing processes and facilities for our product candidate do not have sufficient good manufacturing practice (“GMP”) controls in place to support approval; or

●	the FDA may change its approval policies or adopt new regulations.

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

Risks Related to Healthcare Regulatory and Legal Compliance Matters

DefenCath, and our other product candidates (if approved), will be subject to extensive post-approval regulation.

Once a product is approved, numerous post-approval requirements apply in the United States. These include, among other things, requirements related to pharmacovigilance and adverse event and other reporting, supply chain security requirements, suspect and illegitimate product investigations and notifications, limitations on product advertising and promotion and on the distribution of product samples, required post-marketing studies, and ongoing adherence to cGMPs, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Establishing and maintaining systems and procedures for compliance with these requirements, and for training and monitoring personnel relative to their compliance, is expensive, time consuming, and an ongoing effort. Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. In addition, even if we comply with FDA, foreign and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA or a foreign regulatory body to modify or withdraw product approval. Failure to complete a PREA post-marketing study can result in a PREA non-compliance letter, which is publicly posted on FDA’s website, and could result in the product being considered misbranded and subject to additional enforcement.

Current healthcare laws and regulations in the U.S. and future legislative or regulatory reforms to the U.S. healthcare system may affect our ability to commercialize DefenCath and future marketed products profitably.

Federal and state governments in the U.S. are considering legislative and regulatory proposals to change the U.S. healthcare system in ways that could affect our ability to commercialize DefenCath and future marketed products profitably. Similarly, among payors and other third-parties, there is significant interest in promoting such changes through legislation and regulation (in additional to through restrictions introduced via contracting and other methods). The life sciences industry and specifically the market for the sale, insurance coverage and distribution of pharmaceuticals has been a particular focus of these efforts and would likely be significantly affected by any major legislative or regulatory initiatives. In addition, there have been, and may in the future be, initiatives at both the federal and state level that could significantly modify the terms and scope of government-provided health insurance coverage, ranging from changes to some or all of the provisions of existing law, to establishing a single-payer, national health insurance system, to more limited “buy-in” options to existing public health insurance programs, any of which could have a significant impact on the healthcare industry. It is possible that additional legislative, executive and judicial activities in the future could have a material adverse impact on our business, financial condition and results of operations.

We are subject to healthcare laws, regulations and enforcement; our failure to comply with those laws could have a material adverse impact on our business, financial condition and results of operations.

Should our compliance controls prove ineffective at preventing or mitigating the risk and impact of improper business conduct or inaccurate reporting in connection with applicable federal and state healthcare laws and regulations, we could be subject to enforcement actions and substantial penalties. If our operations are found, or even alleged, to be in violation of any of these laws and regulations, we, or our officers or employees, may be subject to significant penalties, including administrative civil and criminal penalties, damages, fines, regulatory penalties, the curtailment or restructuring of our operations, exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, imprisonment, reputational harm, additional reporting requirements and oversight through a Corporate Integrity Agreement or other monitoring agreement, any of which would adversely affect our ability to sell our products and operate our business and also adversely affect our financial results.

Risks relating to data privacy could create additional liabilities for us.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information. Failure to comply with applicable privacy and data security laws and regulations could result in enforcement actions against us, including possible fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide. There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities and their service providers receive or create (“protected health information”). Although we generally are not subject to the HIPAA privacy or security regulations, we do business with various entities (including clinical trial investigators) that are subject those regulations, and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. Congress is currently considering adopting legislation to regulate the collection, use, and disclosure of personal health information more broadly than the HIPAA privacy and security regulations. Such legislation might require us to make substantial expenditures and would likely create additional liability risks.

The Federal Trade Commission (“FTC”) Act, while not focused on data privacy or security, has proven to be a significant federal enforcement tool with respect to protection of personal information, and recently, personal health information in particular. The FTC has used its authority under Section 5 of the FTC Act, which prohibits unfair and deceptive practices affecting consumers, to bring numerous cases against companies for failing to protect the privacy or security of personal information in a manner that is reasonable and fully consistent with stated privacy policies, notices, or other representations. Particularly because the FTC has taken these actions based on theories that are not codified in regulations, the optimal means to mitigate the risk of such an action are uncertain.

In addition, many U.S. states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which complicates compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”) imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. Other states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia, have recently adopted broadly applicable privacy laws, and both Nevada and Washington State have enacted laws specifically to protect the privacy of personal health information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

New legislation anticipated to be enacted in various other states will continue to shape the data privacy environment nationally. The effects on our business of this growing body of privacy and data protection laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

If we or our third-party service providers are unable to properly protect the privacy and security of personal information, or other confidential data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity by regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. The threat of class action lawsuits based on data security breaches or alleged unfair practices further increases the risk to our business. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Clinical trials required for our product candidates, including, but not limited to, new uses or formulations of DefenCath and the required DefenCath PREA study, may be expensive and time-consuming, and their outcome is uncertain.

In order to obtain FDA or foreign approval to market a new drug or device product, we must demonstrate proof of safety and effectiveness in humans. Foreign regulations and requirements are similar to those of the FDA. To meet FDA requirements, we are obligated to conduct “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with the development plans for our product candidates may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

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

Clinical trials may not demonstrate statistically significant safety and effectiveness to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of our product candidates. Such a failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay the filing of any NDA or any Premarket Approval Application, or PMA, or De Novo application, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operations.

If we are unable to effectively recruit, train, retain and equip our sales force, our ability to successfully commercialize DefenCath will be harmed.

None of the members of our sales force has promoted DefenCath prior to its launch, and we are required to, and will continue to be required to, expend significant time and effort to recruit and train our sales force to be credible, persuasive, and compliant with applicable laws in marketing DefenCath for its approved indication. We must train our sales force to ensure that a consistent and appropriate message about DefenCath is being delivered to our customers. If we are unable to successfully train our sales force and provide them with appropriate materials, including medical and sales literature to help them educate and inform customers about the benefits and risks of DefenCath, our efforts to successfully commercialize DefenCath may be challenged and it may present risk to our ability to generate product revenue.

Risks Related to Our Business and Industry

Healthcare institutions, physicians and patients may not accept and use our products.

Even though we have received FDA approval for DefenCath, healthcare institutions, physicians and patients may not accept and use our products. Acceptance and use of our products will depend upon a number of factors including the following:

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

Competition and technological change may make DefenCath, as well as our other product candidates or indications, less attractive or obsolete.

We compete with established pharmaceutical and medical device companies that are pursuing other forms of prevention or treatment for the same or similar indications we are pursuing, and that have greater financial and other resources. Other companies may succeed in developing products earlier than we do, may develop products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive, or result in processes, treatments or cures superior to any therapy we develop. We face competition from companies that develop competing technology internally, or acquire competing technology through acquisitions of other companies, or from universities and other research institutions. As these competitors develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of DefenCath or our other product candidates if any of such other product candidates receive marketing approval.

Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations.

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to manage, contain or reduce the costs of health care through various means, such as capping prices, limiting price increases, reducing reimbursement, and requiring rebates. Market acceptance and sales of DefenCath or any other product candidates that we develop, will depend on reimbursement policies and may be affected by health care reform measures in the U.S. and abroad. Government authorities and other third-party payors, such as private health insurers, decide which drugs they will pay for and establish reimbursement levels. While we have some indication that Medicare will provide reimbursement in certain settings and benefits, we cannot be sure that reimbursement will be available for DefenCath by other payers. That uncertainty applies for any other product candidates that we develop. Also, we cannot be sure that the amount of reimbursement that is available will not reduce the demand for, or the price of, our products. If reimbursement is not available by certain payors or is available only at limited levels, we may not be able to successfully commercialize DefenCath or any other product candidates that we develop.

In the U.S. there has been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system that could affect our ability to profit from our approved products. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under the Medicare program in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), was enacted. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. Such government-adopted reform measures may adversely affect the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

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

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent congressional inquiries and proposed and enacted bills by Congress and the states designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the U.S. government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. The U.S. government enacted the Inflation Reduction Act of 2022 (Inflation Reduction Act or IRA), the implementation and scope of which is subject to change through ongoing and future regulatory processes and rulemaking. The IRA brings sweeping changes to Medicare coverage and reimbursement for prescription drugs that could negatively impact us and other pharmaceutical manufacturers. Of note, beginning January 1, 2025 the IRA alters the current structure of the Medicare Part D standard benefit by eliminating the coverage gap. The IRA reduces a beneficiary’s out-of-pocket maximum to $2,000 beginning in 2025. The existing coverage gap discount program for pharmaceutical manufacturers will be replaced by a new manufacturer discount program effective in 2025. Under the new program, manufacturers will provide a 10 percent discount off the negotiated price for applicable drugs (branded drugs and biologics manufactured by companies that have Part D discount agreements) after the deductible is satisfied through the catastrophic phase of the benefit. In the catastrophic phase, manufacturers will provide a 20 percent discount off negotiated price.

In addition to restructuring the Medicare Part D benefit, under the IRA the CMS will negotiate directly with manufacturers the price that Medicare will pay for certain high-cost drugs via establishment of the Drug Price Negotiation Program (or the Program). The Program will apply to drugs administered or dispensed under both Medicare Parts B and D, although for the first two years of the Program, only Medicare Part D qualifying drugs will be impacted. The Program officially began in 2023 with CMS selecting 10 drugs for direct price negotiation from a list of drugs representing the highest Medicare Part D spend. The newly negotiated prices for the first tranche of Part D drugs will not be applicable until 2026. If a manufacturer of a selected drug does not negotiate a Maximum Fair Price (MFP) with the CMS, the manufacturer must pay an excise tax of 65 to 95 percent of Medicare utilization based on the prior year. Manufacturers that agree on an MFP, but do not honor it, will be subject to civil monetary penalties equal to 10 times the amount of the product dispensed or administered that year, as well as the difference between the reimbursed price and the MFP. Even if a manufacturer’s drug is not selected for negotiation under the Program, its Medicare coverage could be impacted as a drug with a MFP automatically receives placement on Part D plan formularies and could usurp coverage of another therapeutic alternative in the same class of drugs as the general rule is that Medicare Part D plan formularies have at least 2 drugs per each therapeutic class outside of the 6 protected classes. While none of our drug products have currently been selected for negotiation, we continue to monitor the process for potential impact to our business. The Program and resulting excise tax have been challenged as unconstitutional in various lawsuits. In the event that the Program and resulting excise tax are struck down as unconstitutional, the Medicare Part D marketplace could be disturbed by insurers exiting the Medicare Part D market and premiums increasing. If this occurs, it could negatively impact reimbursement and coverage for our self-administered drugs.

Lastly, the IRA imposed additional rebates on manufacturers including CorMedix to the extent certain drug pricing metrics are rising faster than inflation. These new inflation rebates are similar to those imposed on manufacturers under Medicaid and could result in additional rebates due from us on Medicare utilization of our products. Inflation rebates are accruing on Medicare Part D utilization from October 1, 2022 and on Medicare Part B utilization from January 1, 2023 forward, though the CMS has deferred collection of such rebates until 2025.

Any reduction in reimbursement rates under Medicare, Medicaid, or private insurers or foreign health care programs could negatively affect the pricing of our products. If we are not able to charge a sufficient amount for our products, then our margins and our profitability will be adversely affected.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.

We are highly dependent on the principal members of our management and scientific staff, specifically, Joseph Todisco, our Chief Executive Officer, Dr. Matthew David, our Executive Vice President and Chief Financial Officer, Beth Zelnick Kaufman, our Executive Vice President, Chief Legal Officer and Corporate Secretary, Elizabeth Hurlburt, our Executive Vice President and Chief Clinical Strategy & Operations Officer and Erin Mistry, our Executive Vice President and Chief Commercial Officer. Our future success will depend in part on our ability to identify, hire, and retain current and additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, including supplements, which could negatively impact our business or prospects.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept submission, applications, and the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The impact of global events, including terrorism, natural disasters and pandemics, or other health emergencies, may also cause disruptions in the normal functioning of the FDA or other government agencies.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We have established field based commercial and medical teams to support the launch of DefenCath. We compete for qualified individuals with numerous pharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining such qualified personnel will be critical to our success.

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

Risks Related to Our Intellectual Property

If we materially breach or default under the ND License Agreement, NDP will have the right to terminate the ND License Agreement, which termination may materially harm our business.

Our commercial success will depend in part on the maintenance of the ND License Agreement. The ND License Agreement provides NDP with a right to terminate the license agreement for our uncured material breach or default under the agreement, including the failure to make any required milestone or other payments. Should NDP exercise such a termination right following an uncured material breach by us, we would lose our right to the intellectual property under the ND License Agreement, which loss would materially harm our business.

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

Our commercial success will depend in part on obtaining further patent protection for our products, product candidates and other technologies and successfully defending any patents that we currently have or will obtain against third-party challenges. The patents which we currently believe are most material to our business are as follows:

●	U.S. Patent No. 8,541,393 (expiring November 2, 2024);

●	U.S. Patent No. 9,339,036 (expiring November 2, 2024);

●	U.S. Patent No. 7,696,182 (expiring May 16, 2025); and

●	U.S. Patent No. 11,738,120 (expiring April 15, 2042).

We may seek further patent protection for our compounds and methods of treating diseases. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

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

In addition, the USPTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents issue, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the U.S. or abroad.

The above-mentioned patents are exclusively licensed to or owned by us. To support our patent strategy, we have engaged in a review of patentability and certain freedom to operate issues, including performing certain searches. However, patentability and certain freedom to operate issues are inherently complex, and we cannot provide assurances that a relevant patent office and/or relevant court will agree with our conclusions regarding patentability issues or with our conclusions regarding freedom to operate issues, which can involve subtle issues of claim interpretation and/or claim liability. Furthermore, we may not be aware of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our product candidates, preventing the patentability of our product candidates to us or our licensors, or covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product candidates.  Additionally, it is also possible that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, may, nonetheless, ultimately be found by a court of law or an administration panel to affect the validity or enforceability of a claim. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such loss of patent protection could have a material adverse impact on our business. Additionally, since patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by the pending patent applications or issued patents referred to above or that we were the first to file patent applications for such inventions.

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

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may initiate or become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or we may become subject to proceedings initiated by our competitors or other third parties or the PTO or applicable foreign bodies to reexamine the patentability of our licensed or owned patents. In addition, litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. If we are required to defend patent infringement actions brought by third parties, or if we sue to protect our own patent rights, we may be required to pay substantial litigation costs and managerial attention may be diverted from business operations even if the outcome is not adverse to us. In addition, any legal action that seeks damages or an injunction to stop us from carrying on our commercial activities relating to the affected technologies could subject us to monetary liability and require us or any third party licensors to obtain a license to continue to use the affected technologies. We cannot predict whether we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms or at all. Furthermore, to the extent that we or our consultants or research collaborators use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. See Note 6, Commitments and Contingencies, of this Annual Report on Form 10-K for additional detail on the Company’s legal proceedings.

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

Risks Related to Dependence on Third Parties

We depend on third party suppliers and contract manufacturers for the supply and manufacture of DefenCath and our product candidates, as well as our APIs, which subjects us to potential cost increases and manufacturing delays that are not within our control.

We do not manufacture DefenCath or any of its raw materials or components ourselves, and we rely on third parties for our drug supplies both for clinical trials and for commercial quantities. All of our manufacturing processes currently are, and we expect them to continue to be, outsourced to third parties, some of which are single-source suppliers. We have made the strategic decision not to manufacture APIs for DefenCath or our other product candidates, as these can be more economically supplied by third parties with particular expertise in this area. We have engaged contract facilities that are registered with the FDA, have a track record of large-scale API manufacture, and have already invested in capital and equipment.

We currently have one FDA approved source for each of our two key APIs for DefenCath, taurolidine and heparin sodium, respectively. With regards to taurolidine, we have a DMF filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer and us in place from August 2018. We are currently in the process of identifying and qualifying an alternate third-party manufacturer for taurolidine under our existing DMF. With respect to heparin sodium API, we have identified an alternate third party supplier and intend to qualify such supplier under the DefenCath NDA over the next twelve months.

We received FDA approval of DefenCath with finished dosage production from our European based CMO Rovi Pharma Industrial Services. We believe this CMO has adequate capacity to produce the volumes needed to meet near term projected demand for the commercial launch of DefenCath.

We previously announced commercial arrangements with additional finished dosage CMOs, Alcami Corporation and Siegfried Hameln, that provide for the manufacture of commercial sterile parenteral drug products. The Company anticipates the submission to the FDA of a supplement adding Siegfreid Hameln as an alternate manufacturing site in the second fiscal quarter of 2024. The Company will also discontinue its relationship with Alcami as a potential alternate manufacturing site for DefenCath.

We have no direct control over the manufacturing of DefenCath or our product candidates. If the contract manufacturers are unable to produce sufficient quantities of DefenCath or our product candidates, as a result of a lack of available materials or otherwise, then we would need to identify and contract with additional or replacement third-party manufacturers. If we are unable to identify suitable additional or replacement third-party manufacturers, or are only able to do so on unfavorable terms, our ability to commercialize DefenCath and our future profitability would be adversely affected.

In addition, we have no direct control over manufacturing costs of DefenCath or our product candidates. If the cost of manufacturing increases, or if the cost of the materials used increases, these costs will be passed on to us, making the cost of clinical trials and commercializing DefenCath and our product candidates more expensive. Increases in manufacturing costs could adversely affect our future profitability if we are unable to pass all of the increased costs along to our customers.

Our continuing reliance on third parties for manufacturing entails a number of additional risks, including reliance on third parties for legal and regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by such third parties, and the possible termination or nonrenewal of the agreement by such third parties at a time that is costly or inconvenient for the Company. Further, we, along with our contract manufacturers, are required to comply with FDA requirements for cGMPs, related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may fail to comply with the applicable FDA regulatory requirements, which could result in delays to our product development programs, result in adverse regulatory actions against them or us, and prevent us from ultimately receiving product marketing approval. They also generally must pass an FDA preapproval inspection for conformity with cGMPs before we can obtain approval to manufacture our product candidates and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. Not complying with FDA requirements could result in a product recall or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal enforcement action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter. Similarly, we, along with our contract manufacturers, are required to comply with all applicable healthcare laws and regulations, such as, without limitation, the federal AKS, the civil False Claims Act, and civil monetary penalty laws, as well as similar state laws. Violation of any such laws by a contract manufacturer could materially impact our operations.

Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of our products.

Our operating and financial strategy for the development, clinical testing, manufacture, and commercialization of our product candidates is heavily dependent on our entering into collaborations with corporations, academic institutions, licensors, licensees, and other parties. Our current strategy assumes that we will successfully establish and maintain these collaborations or similar relationships. However, there can be no assurance that we will be successful establishing or maintaining such collaborations. Some of our existing collaborations, such as the ND License Agreement, are, and future collaborations may be, terminable at the sole discretion of the collaborator in certain circumstances. Replacement collaborators might not be available on attractive terms, or at all.

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

In the course of our pre-clinical and clinical trials, we may rely on third parties, including laboratories, investigators, clinical contract research organizations (“CROs”), and manufacturers, to perform critical services for us, many of which are required to be conducted consistent with regulations on Good Laboratory Practice (“GLP”). CROs and study sites are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we may rely on these third parties to conduct our pre-clinical and clinical trials, we are responsible for ensuring that each of our trials is conducted in accordance with its investigational plan and protocol and that the integrity of the studies and resulting data is protected. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices (“GCPs”), for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in such trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our protocols or the applicable regulatory requirements, our trials may not meet regulatory requirements or may need to be repeated, we may not receive marketing approvals, or we or such third parties may face regulatory enforcement. As a result of our dependence on third parties, we may face delays, failures or cost increases outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

Risks Related to our Common Stock

Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

Sales of our common stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our common stock. Our executive officers and directors may sell stock in the future, either as part, or outside, of trading plans under Rule 10b5-1 under the Exchange Act.

Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.

From December 31, 2022, through December 31, 2023, the high and low sales prices for our common stock were $6.09 and $2.57, respectively.

The market price of our common stock has fluctuated considerably and may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

●	our need for additional capital;

●	results of clinical trials of our product candidates;

●	our entry into or the loss of a significant collaboration, or expiration or termination of licenses;

●	regulatory or legal developments in the United States and other countries, including changes in the healthcare payment systems;

●	changes in financial estimates or investment recommendations by securities analysts relating to our common stock;

●	future sales or anticipated sales of our securities by us or our stockholders;

●	changes in key personnel;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	actual or anticipated variations in operating results;

●	market conditions in the pharmaceutical and medical device sectors and issuance of new or changed securities analysts’ reports or recommendations;

●	instability in the stock market as a result of current or future domestic and global events;

●	liquidity of any market for our securities;

●	threatened or actual delisting of our common stock from a national stock exchange;

●	general economic, industry and market conditions;

●	developments or disputes concerning patents or other proprietary rights; and

●	any other factors described in this “Risk Factors” section.

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

As of December 31, 2023, we had outstanding the following securities that are convertible into or exercisable for shares of our common stock:

●	options to purchase an aggregate of 930,490 shares of our common stock issued to our officers, directors and non-employee consultants under our 2013 Stock Plan, with a weighted average exercise price of $9.87 per share;

●	options to purchase an aggregate of 5,281,018 shares of our common stock issued to our officers, directors and non-employee consultants under our 2019 Stock Plan and Amended and Restated 2019 Stock Plan, with a weighted average exercise price of $4.66 per share;

●	153,735 shares of restricted stock units issuable into 153,735 shares of common stock;

●	pre-funded warrants to purchase an aggregate of 2,500,625 shares of common stock at an exercise price of $0.001 per share;

●	2,000 shares of Series C-3 Preferred Stock, which are convertible into 4,000 shares of common stock;

●	89,623 shares of Series E Preferred Stock, which are convertible into 391,953 shares of common stock;

●	89,999 shares of Series G Preferred Stock, which are convertible into 5,004,069 shares of common stock; and

●	48,909 shares of common stock issuable for payment of deferred board compensation.

Additionally, there are 3,108,929 shares of common stock available for grants under the Amended and Restated 2019 Omnibus Stock Plan (adopted on October 13, 2022).

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

Our common stock is currently listed for trading on the Nasdaq Global Market under the symbol “CRMD”, and the continued listing of our common stock on the Nasdaq Global Market is subject to our compliance with a number of listing standards. If we fail to satisfy the continued listing requirements of the Nasdaq Global Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, the Nasdaq Global Market may take steps to delist our common stock. Such a delisting or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair our stockholders ability to sell or purchase our common stock when they wish to do so. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities. In the event of a delisting, we would take actions to restore our compliance with the Nasdaq Global Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock.

If our common stock were no longer listed on the Nasdaq Global Market, investors might only be able to trade on the over-the-counter markets, including the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

Laws and regulations affecting public companies, including rules adopted by the SEC and by the Nasdaq Global Market, may result in increased costs to us. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive protected health data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating particularly because technologies and techniques used to overcome security measures are increasingly sophisticated and constantly evolving, and such systems, controls and processes may not be successful in preventing a breach. For example, as artificial intelligence continues to evolve, cyber-attackers could also use artificial intelligence to develop malicious code and sophisticated phishing attempts. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. We maintain cyber liability insurance, but we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

See Part I, Item 1C, Cybersecurity, in this Annual Report on Form 10-K for more information regarding our cybersecurity risk management, strategy, and governance.

Each of U.S. state has adopted legislation requiring notification of a breach in the security of certain personal information. Such breaches trigger requirements for notification not only to affected individuals, but also state authorities and sometimes the media. In addition, they often prompt class action litigation and can have serious reputational consequences. For breaches involving personal data subject to the EU or UK GDPR, there can be substantial fines. Guarding against such breaches requires us to put in place and consistently monitor the effectiveness of data security controls, including technical mechanisms, physical safeguards, and administrative standards. It will increase our responsibility and potential liability in relation to personal data that we process, and we will be required to put in place additional mechanisms ensuring compliance with the new European Union data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the European Union, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance may be onerous and adversely affect our business, operating results, prospects and financial condition.

Any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

We do not currently pay dividends on our common stock so any returns on our common stock may be limited to the value of our common stock.

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

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

We are a “smaller reporting company”, as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), only being required to provide two years of audited financial statements in annual reports and reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Management and Strategy

The Company has processes in place for assessing, identifying, preventing, and managing material risks from cybersecurity threats, including related to the use of third party service providers. In addition, the Company leverages the security and monitoring tools of third party service providers. These processes are integrated into the Company’s overall risk management program and systems, as overseen by the Board, primarily through the Audit Committee.

We maintain physical, technical and administrative safeguards to prevent and identify cybersecurity risks, and have implemented practices and procedures to address cybersecurity risks. To this end, among other things, we:

●	provide annual mandatory training for our employees regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

●	conduct regular simulation modules for all employees to enhance awareness and responsiveness to possible threats;

●	conduct cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; and

●	carry cyber liability insurance that is intended to provide protection against the potential losses arising from a cybersecurity incident.

We are currently working with outside counsel to further develop a formal cybersecurity incident response plan.

While we are regularly exposed to malicious technology-related events and threats, none of these threats or incidents, either individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this Annual Report on Form 10-K. In determining materiality, cybersecurity incidents are reviewed not only for potential financial impacts, which could include potential legal and regulatory penalties, stolen assets or funds, system damage, forensic and remediation costs, lost revenue or litigation costs, but also the breadth and sensitivity of data exposure, data exfiltration, impacts on the ability to operate our business or provide our services and loss of investor confidence.

Governance

The Board executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and the Board has authorized the Audit Committee to oversee risks related to cybersecurity threats. Our Audit Committee has primary oversight responsibility for cybersecurity and information security risk management and controls. As part of its oversight function, the Audit Committee oversees the Company’s risk assessment and risk management policies, including related to cybersecurity and the overall data protection program.

Our senior management is responsible for assessing and managing the Company’s various exposures to risk, including those related to cybersecurity, on a day-to-day basis, including the identification of risks through an enterprise risk management framework and the creation of appropriate risk management programs and policies to address such risks. The Company’s Senior Manager, IT, has 24 years of experience in enterprise IT and has primary responsibility for managing our cybersecurity program and efforts, and our finance and IT teams are responsible for the testing and audit of our information-technology related internal controls.

See Item 1A, Risk Factors, for additional information on the Company’s cybersecurity risk profile, in particular the risk factors under the headings entitled “Risks relating to data privacy could create additional liabilities for us” and “Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer”.

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

We believe that our existing facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding our legal proceedings, see Note 6, Commitments and Contingencies, included in the Financial Statements in this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the Nasdaq Global Market under the symbol “CRMD.”

Based upon information furnished by our transfer agent, at March 7, 2024, we had approximately 65 holders of record of our common stock.

Dividend Policy

We have never declared dividends on our equity securities, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to applicable law and the Company’s charter and bylaws and the terms of any preferred stock, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

A table with information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans is found in Item 12 of the report under the heading “Equity Compensation Plan Information.”

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes contained elsewhere in this report. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial condition, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

CorMedix Inc. and our wholly owned subsidiaries (collectively, with our wholly owned subsidiaries, referred to herein as “we,” “us,” “our” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of life-threatening diseases and conditions.

Our primary focus is on the commercialization of our lead product, DefenCath, in the U.S. The name DefenCath is the U.S. proprietary name that was approved by the FDA.

DefenCath is an antimicrobial catheter lock solution (“CLS”) (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) indicated to reduce the incidence of catheter-related bloodstream infections (“CRBSI”) in adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter (“CVC”). It is indicated for use in a limited and specific population of patients. CRBSIs can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs, as well as increased mortality. We believe DefenCath can address a significant unmet medical need.

On November 15, 2023, we announced that the FDA approved the NDA for DefenCath to reduce the incidence of CRBSI in adult patients with kidney failure receiving chronic hemodialysis through a CVC. DefenCath is indicated for use in a limited and specific population of patients. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study. As a result of the November 2023 FDA approval, we are currently preparing for the commercial launch of DefenCath.

DefenCath is listed in the Orange Book as having NCE exclusivity (5 years) expiring on November 15, 2028, and the Generating Antibiotic Incentives Now or GAIN exclusivity extension of the NCE exclusivity (an additional 5 years) expiring on November 15, 2033. The GAIN exclusivity extension of 5 years is the result of the January 2015 designation of DefenCath as a Qualified Infectious Disease Product (“QIDP”).

We announced on April 26, 2023 that following the submission of a duplicate New Technology Add-On Payment (“NTAP”) application in the fourth quarter of 2022 to CMS, CMS has subsequently issued the Inpatient Prospective Payment System (“IPPS”) 2024 proposed rule that includes a NTAP of up to $17,111 per hospital stay for DefenCath. This NTAP represents reimbursement to inpatient facilities of 75% of the anticipated wholesaler acquisition cost price of $1,170 per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. The final IPPS rule was published in early August 2023 and confirmed this payment amount in that final rule. This NTAP was conditioned upon the DefenCath NDA obtaining final FDA approval prior to July 1, 2024. As the NTAP was calculated by CMS based upon an anticipated WAC price of $1,170, and following FDA approval of the DefenCath NDA, an actual WAC of $249.99 per 3ml vial was established, we anticipate that CMS will revise the amount of the NTAP payment to reflect the actual WAC price in the next IPPS rulemaking, effective October 1, 2024. Upon the listing in the compendia of the actual WAC price of $249.99 per 3ml vial, the Company notified CMS of the new lower WAC pricing and recommended that CMS make an off-cycle adjustment to the NTAP to reflect the current lower WAC pricing amount. CMS subsequently communicated to the Company that they do not intend to update the NTAP reimbursement amount until the next review cycle in October 2024.

On January 25, 2024, CMS determined that DefenCath should be classified as a renal dialysis service that is subject to the Medicare end-stage renal disease prospective payment system ( “ESRD PPS”). The ESRD PPS provides bundled payment for renal dialysis services, but also affords a transitional drug add-on payment adjustment, or TDAPA, which provides temporary, additional payments for certain new drugs and biologicals. We submitted an application for TDAPA on January 26, 2024, and CMS has confirmed receipt. We also submitted a HCPCS application for a J-code to CMS on December 8, 2023, for DefenCath, which is relevant to billing and the TDAPA application. CMS has confirmed the coding application is under review. TDAPA reimbursement is calculated based on 100 percent ASP (or 100 percent of wholesale acquisition price or else manufacturers’ list price, respectively, if such data is unavailable). If CMS grants TDAPA and post-TDAPA add-on payment adjustments for DefenCath, collective payments would be for five years (with such add-on payments applying to all ESRD PPS payments for years three through five). CMS confirmed to the Company that, assuming a favorable review, CMS is working towards a July 1, 2024 implementation date for TDAPA.

We may pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in certain oncology patients using a central venous catheter. In 2024, the company anticipates discussing with the FDA potential pathways for expanded indications.

We currently have one FDA approved source for each of our two key APIs for DefenCath, taurolidine and heparin sodium, respectively. With regards to taurolidine, we have a DMF filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer and us in place from August 2018. We are currently in the process of identifying and qualifying an alternate third-party manufacturer for taurolidine under our existing DMF. With respect to heparin sodium API, we have identified an alternate third party supplier and intend to qualify such supplier under the DefenCath NDA over the next twelve months.

We received FDA approval of DefenCath with finished dosage production from our European based CMO Rovi Pharma Industrial Services. We believe this CMO has adequate capacity to produce the volumes needed to meet near term projected demand for the commercial launch of DefenCath.

We previously announced commercial arrangements with additional finished dosage CMOs, Alcami Corporation and Siegfried Hameln, that provide for the manufacture of commercial sterile parenteral drug products. The Company anticipates the submission to the FDA of a supplement adding Siegfreid Hameln as an alternate manufacturing site in the second fiscal quarter of 2024. The Company will also discontinue its relationship with Alcami as a potential alternate manufacturing site for DefenCath.

We announced on May 1, 2023 that the USPTO allowed our patent application directed to a locking solution composition for treating and reducing infection and flow reduction in central venous catheters. This application was granted on August 29, 2023 as U.S. Patent No. 11,738,120.  Our newly granted U.S. Patent reflects the unique and proprietary formulation of our product, DefenCath, for which we received FDA approval on November 15, 2023. This patent supplements the coverage of our existing licensed U.S. Patent No. 7,696,182, and has the potential to provide an additional layer of patent protection for DefenCath through 2042.

As part of the DefenCath approval letter, the FDA communicated the existence of a required pediatric assessment under the Pediatric Research Equity Act, or PREA. PREA requires sponsors to conduct pediatric studies for, among other things, NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. FDA deferred submission of the pediatric study for DefenCath because the product is ready for approval for use in adults and the pediatric study has not been completed. We are obligated to conduct the study communicated in the approval letter: an open-label, two-arm (DefenCath vs. standard of care) study to assess safety and time to CRBSI in subjects from birth to less than 18 years of age with kidney failure receiving hemodialysis via a central venous catheter. Because this is a required post-marketing study, we must make annual reports to the FDA. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, provides an additional six months of exclusivity that attaches to the end of existing marketing exclusivity and patent periods for DefenCath. Depending on the timing of final report submission, DefenCath could potentially receive a total marketing exclusivity period of 10.5 years. However, there are factors that could affect whether this exclusivity is received or the duration of exclusivity, and DefenCath may or may not ultimately be eligible for the additional 0.5 years of exclusivity associated with this pediatric study.

Neutrolin was previously sold in the EU and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS. The Company has elected to discontinue sales of Neutrolin for lack of commercial viability. The winding down of our operations in the EU is nearly complete and Neutrolin sales in both the EU and the Middle East have been discontinued since 2022.

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

Financial Operations Overview

Revenue

We have not generated substantial revenue since our inception. Through December 31, 2023, we have funded our operations primarily through debt and equity financings.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and pre-clinical studies and clinical trials; (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies; and (viii) manufacturing-related costs, including previously expensed pre-NDA approval inventory amounting to approximately $6,400,000. All R&D is expensed as incurred.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our future product candidates.

Development timelines, probability of success and development costs vary widely. We are currently focused on the commercialization of DefenCath in the U.S.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following is a tabular presentation of our consolidated operating results for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	% of Change Increase (Decrease)
Revenue	$-	$65	(100)%
Cost of sales	-	(4)	(100)%
Gross profit	-	61	(100)%
Operating Expenses:
Research and development	(13,155)	(10,680)	23%
Selling, general and administrative	(35,803)	(20,006)	79%
Total operating expenses	(48,958)	(30,686)	60%
Loss from operations	(48,958)	(30,625)	60%
Interest income	2,682	326	723%
Foreign exchange transaction (loss) income	(29)	37	(178)%
Interest expense	(34)	(26)	29%
Total other income	2,619	337	678%
Loss before income taxes	(46,339)	(30,288)	53%
Tax benefit	-	586	(100)%
Net loss	(46,339)	(29,702)	56%
Other comprehensive gain (loss)	11	(4)	(359)%
Comprehensive loss	$(46,328)	$(29,706)	56%

Revenue. Revenue for the year ended December 31, 2023 was $0 as compared to $65,000 for the same period in 2022, attributable to the winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Cost of Sales. Cost of sales for the year ended December 31, 2023 was $0 as compared to $4,000 for the same period in 2022, attributable to the winding down of our operations in the EU and the discontinuance of Neutrolin sales in both the EU and the Middle East.

Research and Development Expense. R&D expense for the year ended December 31, 2023 was $13,155,000, an increase of $2,475,000 from $10,680,000 for the same period in 2022. The increase was driven by an increase in personnel expenses of $1,177,000 as a result of higher R&D headcount in 2023 as compared to 2022, net increases in costs related to medical affairs activities of $941,000, and an increase in costs related to the technical and quality operations for the manufacturing of DefenCath prior to its marketing approval in November 2023 of $311,000.

Selling, General and Administrative Expense. SG&A expense for the year ended December 31, 2023 was $35,803,000, an increase of $15,797,000 from $20,006,000 for the same period in 2022. The increase was primarily attributable to an increase in costs related to market research studies and pre-launch activities for DefenCath of $12,248,000, and an increase in personnel expenses of $3,693,000 as a result of additional SG&A hires in 2023 in preparation for the marketing launch of DefenCath. These increases were partially offset, among others of lesser significance, a decrease in legal fees of $1,120,000.

Interest Income. Interest income for the year ended December 31, 2023 was $2,682,000, an increase of $2,356,000 from $326,000 for the same period in 2022. The increase was attributable to higher interest-bearing balances and higher interest rates this year as compared to the same period last year.

Foreign Exchange Transaction Income (Loss). Foreign exchange transaction income (losses) for the years ended December 31, 2023 and 2022 were due to the re-measuring of transactions denominated in a currency other than our functional currency.

Interest Expense. Interest expense for the year ended December 31, 2023 was $34,000 as compared to $26,000 for the same period in 2022. The increase of $8,000 was due primarily to higher interest rates on expenses that were financed this year as compared to the same period last year.

Tax Benefit. Tax benefits for the year ended December 31, 2022 of $586,000, was an income tax benefit due to the sale of our unused NOL for the state fiscal year 2021, which was sold in fiscal year 2022, through the NJEDA Program. There was no tax benefit from the sale of unused net operating losses for fiscal year 2023.

Other Comprehensive Income (Loss). Unrealized foreign exchange movements related to long-term loans and the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short term investment are recorded in other comprehensive income (loss) which resulted in a gain of $11,000 and a loss $(4,000) for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the year ended December 31, 2023, we received net proceeds of $42,878,000 from the issuance of 9,000,093 shares of common stock and pre-funded warrants to purchase 2,500,625 shares of common stock in connection with a public offering. In addition, during the year ended December 31, 2023, we received net proceeds of $12,949,000 from the issuance of 2,977,637 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, as compared to $17,770,000 net proceeds for the same period in 2022 from the issuance of 4,704,259 shares of common stock. We may need to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions or out-licensing of our products until profitability is achieved, if ever.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $38,409,000 as compared to $24,357,000 in 2022, an increase in net cash use of $14,052,000. The increase is primarily driven by an increase in net loss of $16,637,000, attributable to a net increase in operating expenses of $18,272,000, primarily due to increased pre-launch commercial activities for DefenCath.

Net Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2023 was $17,062,000 as compared to $3,709,000 of cash provided in the same period in 2022. The net cash used during the year ended December 31, 2023, was mainly driven by the higher amount invested in short-term investments as compared to the same period in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $55,917,000 as compared to $17,898,000 for the same period in 2022, an increase of $38,019,000, primarily attributable to net proceeds we received from the sale of our common stock and pre-funded warrants in the public offering during 2023. Additionally, during the year ended December 31, 2023, we generated net proceeds of $12,949,000 from the sale of our common stock in our ATM program, as compared to $17,770,000 in the same period last year.

Funding Requirements and Liquidity

Our total cash and cash equivalents and short-term investments as of December 31, 2023 and 2022, excluding restricted cash of $181,000 and $226,000, respectively, was $76,031,000 and $58,792,000, respectively. During the year ended December 31, 2023, we realized net proceeds of $42,878,000 of net proceeds from the public offering and exercise of the underwriters’ option and an aggregate of $12,949,000 of net proceeds from the issuance of 2,977,637 shares of common stock under our ATM program. As of December 31, 2023, we have $104,400,000 available under our shelf registration statement filed in August 2021 for the issuance of equity, debt or equity-linked securities.

Because our business has not generated positive operating cash flow and if we do not raise significant revenue, we may need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally. Our continued operations are focused on the commercial launch of DefenCath and we can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, if additional funds are needed.

We expect to continue to fund operations from cash on hand and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. We may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including any change in the timing of the commercial launch of DefenCath or the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We expect to generate product sales for DefenCath in the U.S. In the absence of significant revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we increase other activities leading to the commercialization of DefenCath, pursue business development activities, and incur additional legal costs to defend our intellectual property.

We currently estimate that as of December 31, 2023, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of this Annual Report on Form 10-K, and will enable us to fund the launch of DefenCath through to anticipated profitability. These estimates are based upon the assumption of commercial launch in the second quarter of 2024, and other base case assumptions for market penetration, average selling price, R&D expense and commercial infrastructure cost. Additional financing may be needed to build out our commercial infrastructure and to continue our operations. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Our significant accounting policies are more fully described in Note 3 to our financial statements included with this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in Part IV, Item 15, and is incorporated by reference.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our year ended December 31, 2023, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management, including, our Principal Executive and Financial Officer, has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criterial established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Directors

The following table sets forth the name, age and position of each of our directors as of February 15, 2024:

Name	Age	Director Since	Position(s) with CorMedix
Joseph Todisco	48	March 2022	Director and Chief Executive Officer
Janet Dillione	64	August 2015	Director
Gregory Duncan	59	November 2020	Director
Alan W. Dunton	69	March 2019	Director
Myron Kaplan	78	April 2016	Director and Chairman of the Board
Steven Lefkowitz	67	June 2017	Director
Robert Stewart	55	April 2023	Director

Joseph Todisco became a director of CorMedix in March 2022. He was a senior executive at Amneal Pharmaceuticals for 11 years prior to joining CorMedix. He held various roles at Amneal Pharmaceuticals, most recently as Executive Vice President, Chief Commercial Officer where he was responsible for Amneal Specialty, a growing branded products business. During his tenure at Amneal, Mr. Todisco held roles overseeing corporate development and international operations, leading commercial teams in several international markets including the UK, Australia and Germany, as well as leading Amneal’s merger integration with Impax Laboratories in 2018. He was previously Co-Founder and managing executive of Gemini Laboratories, a specialty pharmaceutical company focused on the sales and marketing for niche branded products in the US Market. Gemini Laboratories was established as an affiliate of Amneal Pharmaceuticals and was subsequently acquired by Amneal in 2018. Prior to joining Amneal, Mr. Todisco was Vice President, Business Development & Licensing at Ranbaxy, Inc. where he was responsible for developing and executing Ranbaxy’s North American commercial business strategy. Prior to Ranbaxy, he held various roles at Par Pharmaceutical, and in his earlier career held positions at Oppenheimer & Company and Marsh & McLennan Companies. Mr. Todisco obtained his MBA in finance from Fordham Graduate School of Business and his BA in Economics from Georgetown University. Among other qualifications, attributes and skills, Mr. Todisco’s business expertise and significant executive management experience in the pharmaceutical industry led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

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

Alan W. Dunton, M.D. has been a director of CorMedix since March 2019. He is the founder and principal consultant of Danerius, LLC, a biotechnology and pharmaceutical consulting business which he started in 2006. From 1994, he served in senior positions in Research and Development in the Pharmaceutical Division of Johnson and Johnson including President and Managing Director of the Janssen, the major research, development and regulatory arm of the pharmaceuticals division at Johnson & Johnson. From January 2007 through March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. From November 2015 through March 2018, Dr. Dunton was the Head/Senior Vice President of Research, Development and Regulatory Affairs of Purdue Pharma L.P., a private pharmaceutical company. In addition to CorMedix, Dr. Dunton currently serves on the boards of three public companies, as a Director at Palatin Technologies, Inc. and Oragenics, Inc. he chairs the Compensation Committees of both companies. He also serves as a member of the Audit Committees of these companies. Additionally, Dr. Dunton is a member of the board of Recce Pharma Ltd., an Australian public biotechnology company focused on developing novel anti-infectives for serious and life-threatening diseases. Dr. Dunton received his Bachelor of Science degree in biochemistry, magna cum laude, from State University of New York at Buffalo, and received his M.D. from New York University School of Medicine. Among other qualifications, Dr. Dunton’s significant depth of experience in the pharmaceutical industry, including service as a director of public pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Myron Kaplan became a director of CorMedix in April 2016 and became Chairman of the Board in August 2017. He is a founding partner of Kleinberg, Kaplan, Wolff & Cohen, P.C., a New York City general practice law firm, where he has practiced corporate and securities law for more than fifty years. In 2012, Mr. Kaplan became a trustee of the Lehman Brothers Plan Holding Trust. Previously, he served as a member of the board of directors of SAirGroup Finance (USA) Inc., a subsidiary of SAirGroup that had publicly issued debt securities, Trans World Airlines, Inc. and Kitty Hawk, Inc. Among his business and civic involvements, Mr. Kaplan currently serves on the boards of directors of a number of private companies and has been active for many years on the boards of trustees and various board committees of The Children’s Museum of Manhattan and JBI International (formerly The Jewish Braille Institute of America). Mr. Kaplan graduated from Columbia College and holds a Juris Doctor from Harvard Law School. Among other experience, qualifications, attributes and skills, Mr. Kaplan’s experience in a broad range of corporate and securities matters and service as a director of public companies led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Steven Lefkowitz was a director of CorMedix from August 2011 to June 2016. He was reappointed to the Board in June 2017. He also served as our acting Chief Financial Officer from August 2013 to July 2014. Mr. Lefkowitz has been the President and Founder of Wade Capital Corporation, a financial advisory services company since June 1990. Mr. Lefkowitz has been a director of both public and private companies. Mr. Lefkowitz received his A.B. from Dartmouth College in 1977 and his M.B.A. from Columbia University in 1985. Among other experience, qualifications, attributes and skills, Mr. Lefkowitz’s education, experience and financial expertise led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Robert Stewart became a director of CorMedix in April 2023. Mr. Stewart is the current Chief Executive Officer of Theramex, a global specialty pharmaceutical company dedicated to women’s health, and has served in this role since March 2020. Prior to this, Mr. Stewart served as Chief Executive Officer of Amneal Pharmaceuticals Inc. from 2018 to 2019, and from 2009 through 2018 Mr. Stewart served in senior roles with Allergan, formerly Watson and Actavis, most notably as Chief Operating Officer (2015 – 2018) and President, Global Operations (2009 – 2015). Mr. Stewart has also previously held management roles with Abbott Laboratories, Knoll Pharmaceutical Company, and Hoffmann La Roche, Inc. Mr. Stewart currently sits on the Board of Directors of Cipla Ltd and serves on the Board of Trustees for Fairleigh Dickinson University. Mr. Stewart obtained his bachelor’s degree in Finance & Business Management from Fairleigh Dickinson University. Among other qualifications, Mr. Stewarts significant depth of experience in the pharmaceutical industry, including service as an executive director of other pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Board Independence

Our common stock is listed on the Nasdaq Global Market. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board of directors committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of the independence of our directors and has determined that (i) all current directors other than Mr. Todisco are independent within the meaning of Section 5605(b) of the Nasdaq Marketplace Rules, (ii) all members of our Audit Committee meet the additional test for independence for audit committee members imposed by SEC regulation and Section 5605(c) of the Nasdaq Marketplace Rules, (iii) all of the members of our Compensation Committee are independent within the meaning of Section 5605(d) of the Nasdaq Marketplace Rules, and (iv) all of the members of our Nominating and Governance Committee are independent within the meaning of Section 5605(e) of the Nasdaq Marketplace Rules.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Our Audit Committee currently consists of Mr. Lefkowitz (Chair), Dr. Dunton and Mr. Duncan. Our Compensation Committee currently consists of Ms. Dillione (Chair), Dr. Dunton and Mr. Duncan. Our Nominating and Governance Committee currently consists of Mr. Kaplan (Chair), Ms. Dillione, and Mr. Stewart. The membership of these committees may be changed after our next annual meeting.

Each of the above-referenced committees operates pursuant to a formal written charter. The charters for each committee, which have been adopted by our Board, contain a detailed description of the respective committee’s duties and responsibilities and are available on our website at www.cormedix.com under the “Investor Relations—Corporate Governance” tab.

From time to time, the Board also conducts business through other duly appointed committees, such as the Strategy Committee, that are established on an ad hoc basis. The Strategy Committee was formed by the Board to evaluate and oversee certain of the Company’s strategic planning activities. In 2023, the Strategy Committee acted by unanimous written consent on one occasion and held no committee meetings. The Strategy Committee consists of Steve Lefkowitz, Myron Kaplan and Rob Stewart.

Audit Committee

The Audit Committee assists the Board in its oversight of our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. The Audit Committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. The Audit Committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. All related party transactions will be approved by the Audit Committee before we enter into them.

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

Compensation Committee

The Compensation Committee reviews and approves our compensation policies and all forms of compensation to be provided to our executive officers, including, among other things, annual salaries, bonuses, and other incentive compensation arrangements. The Compensation Committee also reviews and makes recommendations to our Board regarding changes in director compensation. In addition, the Compensation Committee administers our equity compensation plans, including granting stock options to our executive officers. The Compensation Committee also reviews and approves employment agreements with executive officers and other compensation policies and matters. Pursuant to its charter, the Compensation Committee has the power to form and delegate authority to subcommittees and to delegate authority to one or more members of the Compensation Committee.

Since 2016, the Company and the Compensation Committee have periodically engaged Frederic W. Cook & Co., an independent compensation consultant, for input on the compensation of our Named Executive Officers and directors. The Compensation Committee assessed the independence of Frederic W. Cook & Co., considering the factors required by the Nasdaq Global Market Listing Rules and concluded that no conflict of interest exists that would prevent Frederic W. Cook & Co. from independently representing our Company. In the future, we, or the Compensation Committee, may engage or seek the advice of Frederic W. Cook & Co., or another compensation consultant.

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

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of December 31, 2023:

Name	Age	Position(s) with CorMedix
Joseph Todisco	48	Chief Executive Officer
Matthew David	46	Executive Vice President and Chief Financial Officer
Beth Zelnick Kaufman	63	Executive Vice President and Chief Legal Officer and Corporate Secretary
Erin Mistry	42	Executive Vice President and Chief Commercial Officer
Elizabeth Hurlburt	45	Executive Vice President and Head, Clinical and Medical Affairs
Phoebe Mounts	73	Former Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal

See the biography for Joseph Todisco under “Directors.”

Matthew David. M.D., became our Executive Vice President and Chief Financial Officer in May 2020. From October 4, 2021 through May 10, 2022, Dr. David also served as our interim Chief Executive Officer in addition to his role as Chief Financial Officer. Prior to joining us, he most recently served as Head of Strategy at Ovid Therapeutics Inc, a late-stage clinical biopharmaceutical company focused on developing treatments for rare neurological disorders, where he was responsible for financing strategy and investor relations, and joined in October 2018. Prior to Ovid, Dr. David was a Strategic Advisor to Frequency Therapeutics, advising on financing, investor relations and strategic initiatives from 2017 to early 2019. Prior to Frequency, Dr. David spent the majority of his career as an investment banker specialized in the life sciences sectors, including at Piper Jaffray, Thomas Weisel Partners, Ferghana Partners and most recently at Bank of America Merrill Lynch. As part of his experience as an investment banker, Dr. David has advised on a broad range of capital raising and strategic transactions. Earlier in his career, Dr. David was part of the equity research team at Lehman Brothers, focusing on Large Pharma. Dr. David began his career as a surgical resident at Beth Israel Hospital, after receiving an M.D. from NYU School of Medicine. Dr. David earned his Bachelor of Arts degree in Chemistry, magna cum laude, from Dartmouth College.

Beth Zelnick Kaufman became our Executive Vice President and Chief Legal Officer and Corporate Secretary on December 12, 2023. She has more than two decades of legal, compliance and operations experience in the life sciences industry. Prior to joining CorMedix, she most recently served as Chief Legal and Administrative Officer and Corporate Secretary of Akorn Pharmaceuticals, a specialty and generic pharmaceuticals company. Ms. Zelnick Kaufman also served in several roles at Amneal Pharmaceuticals, a publicly traded global generics, biosimilars and branded pharmaceuticals company, including roles as Assistant General Counsel, Vice President, Legal Affairs, and Head of Government Affairs. During her tenure at these and other pharmaceutical companies, Ms. Zelnick Kaufman gained deep experience in the pharmaceutical industry across legal, regulatory, government affairs, and other operational areas. Earlier in her career, Ms. Zelnick Kaufman held roles at Actavis, Alpharma and Topcon America and spent time as an Associate in the law firm Brown, Rudnick.

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

On December 31, 2023, Phoebe Mounts, our former Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal, voluntarily resigned effective December 31, 2023. See Item 11, Executive Compensation, for further detail on the terms of Ms. Mounts’ separation with the Company.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Director Compensation in Fiscal 2023

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)
Paulo F. Costa(3)	65,242	69,420	134,662
Janet Dillione	78,000	69,420	147,420
Gregory Duncan	72,000	69,420	141,420
Alan W. Dunton	72,000	69,420	141,420
Myron Kaplan	122,543	69,420	191,963
Steven Lefkowitz	93,000	69,420	162,420
Robert Stewart	43,587	158.995	202,582

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the directors upon option exercise. For information on the valuation assumptions used in calculating these amounts, see Note 7 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	As of December 31, 2023, the number of shares underlying options held by each non-employee director was as follows: 83,750 shares for Mr. Costa; 145,000 shares for Ms. Dillione; 82,500 for Mr. Duncan; 112,500 shares for Dr. Dunton; 126,000 shares for Mr. Kaplan; 108,000 shares for Mr. Lefkowitz; and 39,200 shares for Mr. Stewart.

(3)	Effective October 15, 2023, Mr. Costa ceased as a member of the Company’s board of directors.

Director Compensation Plan

The Board, following the recommendation of the Compensation Committee and, based on advice of Frederic W. Cook & Co., determined that no adjustment was needed with regard to Board and committee cash compensation for 2023.

The 2023 compensation program is set forth below in the table. Each year we make an annual grant of stock options to each non-employee director with respect to 20,000 shares and we make an initial grant of stock options to new non-employee directors with respect to 25,000 shares, prorated as appropriate. On March 5, 2024, the Board approved an increase in the annual and initial grant of stock options to non-employee directors, whereby such directors will receive an annual option grant with respect to 30,000 shares (from 20,000 shares) and new non-employee directors will receive an initial option grant with respect to 30,000 shares (from 25,000 shares). All stock options are subject to continued service on the Board through the vesting date. The exercise price per share of each stock option granted to our non-employee directors is equal to the fair market value of our common stock as determined based upon the closing sales price for our stock on the date of grant.

	Cash ($)	Stock Options (#)
Annual Fee	55,000
First Election to Board		25,000	(1)
Annual Grant, Prorated in First Year Following Election to the Board		20,000	(2)
Additional Annual Fee - Board Chair	45,000
Additional Annual Fee - Audit Chair	23,000
Additional Annual Fee - Compensation Chair	18,000
Additional Annual Fee - Nomination and Governance Chair	14,000
Additional Annual Fee - Audit Committee Non-Chair Members	10,000
Additional Annual Fee - Compensation Committee Non-Chair Members	7,000
Additional Annual Fee - Nomination and Governance Committee Non-Chair Members	5,000
Additional Annual Fee - Strategic Committee Members	15,000

(1)	Vests one third each on the date of grant and the first and second anniversary date of grant.

(2)	Vests monthly over one year after the grant date.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Named Executive Officers in the years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Joseph Todisco	2023	616,962	--	1,388,400	401,700	52,370	(2)	2,459,342
Chief Executive Officer	2022	378,461	701,245	1,273,500	305,760	32,223		2,691,189
Matthew David	2023	389,135	--	433,875	156,000	52,140	(2)	1,031,150
Chief Financial Officer	2022	393,462	--	305,900	389,485	47,697		1,136,544
Erin Mistry(3)	2023	389,577	--	694,200	156,800	--		1,240,577
Executive Vice President and Chief Commercial Officer
Phoebe Mounts(4)	2023	375,000	--	433,875	112,500	333,207	(5)	1,254,582
Former Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal	2022	375,000	--	428,260	195,075	12,146		1,010,481

(1)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each award calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the Named Executive Officers upon option exercise.

(2)	Represents premiums paid by us for health benefits and 401(k) plan employer match.

(3)	Ms. Mistry became our Chief Commercial Officer on January 15, 2023. Ms. Mistry was not an executive officer during 2022.

(4)	Dr. Mounts’ service as an executive officer ceased on December 12, 2023, but her employment continued through December 31, 2023.

(5)	Represents premiums paid by us for health benefits, Dr. Mounts’ 401(k) employer match for 2023, Dr. Mounts’ cash severance and accrued but unpaid paid time off through her termination date.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Named Executive Officers

Joseph Todisco

On March 16, 2022, we entered into an employment agreement with Mr. Todisco, our Chief Executive Officer. The term of the employment agreement will automatically renew for additional successive one-year periods on March 16th of each calendar year, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed. Mr. Todisco is entitled to an annual salary of $618,000 (effective January 2023), and his target annual bonus is 65% of his base salary, with the actual bonus entitlement based on the achievement of specified Company objectives.

Matthew David

On May 11, 2020, we entered into an employment agreement with Dr. David to serve as our Executive Vice President and Chief Financial Officer. The term will automatically renew for additional successive one-year periods on May 11th of each calendar year, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed. Dr. David is entitled to an annual salary of $390,000 (effective January 2023), and his target annual bonus is 40% of his base salary, with the actual bonus entitlement based on the achievement of specified Company objectives.

Erin Mistry

On January 15, 2023, we entered into an employment agreement with Ms. Mistry to serve as Executive Vice President and Chief Commercial Officer. After the initial three-year term of the employment agreement, the term will automatically renew for additional successive one-year periods, unless either party notifies the other in writing at least 90 days before the expiration of the then-current term that the term will not be renewed. Ms. Mistry receives an annual salary of $392,000, and her target annual bonus is 40% of her base salary, with the actual bonus entitlement based on the achievement of specified Company objectives.

Phoebe Mounts

Until December 12, 2023, Dr. Mounts served as our Executive Vice President and General Counsel and Head of Regulatory, Compliance and Legal and received an annual salary of $375,000, with a target annual bonus of 30% of her base salary, with the actual bonus entitlement based on the achievement of specified Company objectives.

In connection with her departure, the Company and Dr. Mounts entered into a separation agreement which provided for severance benefits, including continued payment of her base salary for nine months, payment of her 2023 target annual bonus, and accelerated vesting of her time-based stock options that were otherwise scheduled to vest on or before the first anniversary of her termination date. For additional information regarding Dr. Mounts’ separation agreement, please see the section titled “Potential Payments on a Qualifying Termination.”

Potential Payments Upon Termination or Change in Control

The following provisions of the employment agreements with our Named Executive Officers are identical except where noted.

In the event that a Named Executive Officer’s employment is terminated during the term of his or her employment agreement by the Company other than for Cause (other than as a result of death or disability), or by the Named Executive Officer for Good Reason (as defined in the employment agreement), the Named Executive Officer will, subject to execution of a general release of claims, be entitled to: (i) a continuation of base salary for a period of nine months; except that Mr. Todisco’s base salary will continue for 12 months (or 18 months if such termination occurs within 24 months following a corporate transaction (as defined in the employment agreement)); (ii) payment on a prorated basis for any target bonus for the year of termination based on the actual achievement of the specified bonus objectives (or in the case of Mr. Todisco only, for 18 months, if such termination occurs within 24 months following a corporate transaction); (iii) subsidized COBRA premiums for up to nine months (or in the case of Mr. Todisco only, for 18 months, if such termination occurs within 24 months following a corporate transaction); and (iv) one year of additional time vesting of the Named Executive Officer’s then-outstanding equity awards (and in the case of Mr. Todisco, accelerated vesting of the restricted stock units granted to him on May 10, 2022), or full vesting if such termination occurs within 24 months following a corporate transaction.

Dr. Mounts’ separation agreement provides for severance benefits consistent with the terms of her employment agreement in connection with a termination without “cause” prior to a corporate transaction. Specifically, in exchange for a general release of claims in favor of the Company and its affiliates, Dr. Mounts’ cooperation with the transition of her position, and continued compliance with certain restrictive covenants, the Company agreed to provide Dr. Mounts with (i) a continuation of base salary ($31,250 per month) for a period of nine months, (ii) payment of her full 2023 target annual bonus (as reflected in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table), and (iii) one year of additional time vesting of her then-outstanding options.

Non-Compete Covenants

Each of our Named Executive Officers is prohibited from engaging in any business involving the development or commercialization of a preventive anti-infective product that would be a direct competitor of DefenCath/Neutrolin or a product containing taurolidine or any other product being actively developed or produced by us within the United States and the European Union (or in the case of Dr. David and Mr. Todisco, worldwide) on the date of termination of his or her employment for a period of 12 months following any termination of employment.

Equity Plan

The Company maintains the CorMedix Inc. Amended and Restated 2019 Omnibus Stock Incentive Plan pursuant to which it has granted equity awards to the Named Executive Officers, as well as other employees and service providers.

2023 Equity Awards

Mr. Todisco was granted stock options to purchase 400,000 shares of the Company’s Common Stock on January 14, 2023. The options granted to Mr. Todisco are scheduled to vest over a period of three years (with the first 25% vesting on the date of the grant, and the remainder scheduled to vest in equal annual installments over the next three years thereafter, subject to continued employment).

Dr. David was granted stock options to purchase 125,000 shares of the Company’s Common Stock on January 14, 2023. The options granted to Dr. David are scheduled to vest over a period of three years (with the first 25% vesting on the date of the grant, and the remainder scheduled to vest in equal annual installments over the next three years thereafter, subject to continued employment).

Ms. Mistry was granted stock options to purchase 200,000 shares of the Company’s Common Stock on January 14, 2023. The options granted to Ms. Mistry are scheduled to vest over a period of three years (with the first 25% vesting on the date of the grant, and the remainder scheduled to vest in equal annual installments over the next three years thereafter, subject to continued employment).

Dr. Mounts was granted stock options to purchase 125,000 shares of the Company’s Common Stock on January 14, 2023. The options granted to Dr. Mounts were scheduled to vest over a period of three years (with the first 25% vesting on the date of the grant, and the remainder scheduled to vest in equal annual installments over the next three years thereafter, subject to continued employment).

Outstanding Equity Awards at Fiscal Year-End 2023

The following table contains certain information concerning unexercised options for the Named Executive Officers as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options # (2)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #		Equity Incentive Plan Awards: FMV or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $ (3)
Joseph Todisco	125,000	375,000	--	3.38	05/09/2032	103,735	(4)	390,044
	100,000	300,000	--	4.43	01/14/2033	--		--
Matthew David	101,917	20,750	--	5.63	05/11/2030	--		--
	101,917	20,750	--	4.08	05/11/2030	--		--
	30,000	10,000	--	8.32	01/10/2031	--		--
	93,750	31,250	--	5.56	10/31/2031	--		--
	50,000	50,000	--	4.03	02/17/2032	--		--
	31,250	93,750	--	4,43	01/14/2033
Erin Mistry	77,500	2,500	--	3.57	04/13/2030	--		--
	7,500	2,500	--	8.32	01/10/2031	--		--
	10,500	10,500	--	4.03	02/17/2032	--		--
	60,000	60,000	--	5.45	07/20/2032	--		--
	50,000	150,000	--	4.43	01/14/2033	--		--
Phoebe Mounts(5)	60,000	--	--	7.92	12/31/2024	--		--
	24,764	--	--	5.63	12/31/2024	--		--
	50,000	--	--	4.08	12/31/2024	--		--
	50,000	--	--	5.63	12/31/2024	--		--
	70,000	--	--	8.32	12/31/2024	--		--
	100,000	--	--	5.56	12/31/2024	--		--
	105,000	--	--	4.03	12/31/2024	--		--
	62,500	--	--	4.43	12/31/2024

(1)	Vesting based on continued employment over four years.

(2)	Options vest based on achievement of specific milestones and continued employment and become exercisable if and when a milestone is achieved.

(3)	Fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2023, which was $3.76.

(4)	Each restricted stock unit represents the right to receive one share of our common stock. The restricted stock units vest as follows: 50% on the first anniversary of the grant date, 30% on the second anniversary of the grant date, and the remaining 20% on the third anniversary of the grant date, subject to continued service through the applicable vesting date.

(5)	Dr. Mounts ceased serving as our General Counsel and Head of Regulatory, Compliance and Legal effective December 12, 2023, but her employment continued through December 31, 2023.

Potential Payments on a Qualifying Termination

If the severance payments called for in our employment agreements for Mr. Todisco, Dr. David and Ms. Mistry had been triggered on December 31, 2023, we would have been obligated to make the following payments as described in more detail under the “Potential Payments Upon Termination or Change in Control” summary above:

Name	Cash Severance ($)	COBRA Subsidy ($)	Accelerated Equity Vesting ($)(1)	Total ($)
Joseph Todisco (no Corporate Transaction)	618,000	42,831	437,544	1,098,375
Joseph Todisco (within 24 months following a Corporate Transaction)	927,000	64,246	532,544	1,230,790
Matthew David (no Corporate Transaction)	292,500	31,863	0	324,363
Matthew David (within 24 months following a Corporate Transaction)	292,500	31,863	0	324,363
Erin Mistry (no Corporate Transaction)	294,003	0	475	294,578
Erin Mistry (within 24 months following a Corporate Transaction)	294,003	0	475	294,578

(1)	With respect to outstanding stock options, represents the difference between the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2023, which was $3.76, and the exercise prices of the applicable stock options. With respect to restricted stock units, represents the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2023, which was $3.76.

Pursuant to Dr. Mounts’ separation agreement, her departure was treated as a termination by the Company without Cause and she will be entitled to receive the severance benefits and payments described under the “Potential Payments Upon Termination or Change in Control” summary above. Dr. Mounts is subject to a noncompete covenant that runs through September 30, 2024, consistent with the terms described above under “Non-Compete Covenants”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table shows the number of shares of our common stock beneficially owned as of March 7, 2024 by:

●	each person known by us to own beneficially more than 5% of the outstanding shares of our common stock;

●	each director;

●	each of our Named Executive Officers; and

●	all of our current directors and executive officers as a group.

This table is based upon the information supplied by our Named Executive Officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown, and their address is c/o CorMedix Inc., 300 Connell Drive, Suite 4200, Berkeley Heights, New Jersey 07922. As March 7, 2024 we had 54,981,102 shares of common stock outstanding. Beneficial ownership in each case also includes shares issuable upon vesting of restricted stock units within 60 days from March 7, 2024 and exercise of outstanding options that can be exercised within 60 days after March 7, 2024 for purposes of computing the percentage of common stock owned by the person named. Options owned by a person are not included for purposes of computing the percentage owned by any other person.

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares	%
5% or Greater Stockholders
Blackrock, Inc. (2)	3,507,695	6.4%
Nomura Global Financial Products, Inc. (3)	2,946,531	5.4%
Directors:
Janet Dillione (4)	198,473	*
Gregory Duncan (5)	82,500	*
Alan W. Dunton (6)	127,750	*
Myron Kaplan (7)	307,034	*
Steven Lefkowitz (8)	215,650	*
Robert Stewart (9)	41,866	*

Named Executive Officers:
Joseph Todisco (10)	527,210	*
Matthew David (11)	510,518	*
Beth Kaufman	0	*
Elizabeth Hurlburt (12)	415,041	*
Erin Mistry (13)	303,761	*
Phoebe Mounts (14)	514,464	*

All executive officers and directors as a group (11 persons) (15)	2,729,803	4.8%

*	Less than 1%

(1)	Based upon 54,981,102 shares of our common stock outstanding on March 7, 2024 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 7, 2024.

(2)	Based solely on information contained in the Statement on Schedule 13G filed with the SEC on January 29, 2024 by Blackrock, Inc. Blackrock, Inc. reported has sole voting power with respect to 3,480,288 shares of our common stock, has shared voting power with respect to 0 shares of our common stock, has sole dispositive power with respect to 3,507,695 shares of our common stock and has shared dispositive power with respect to 0 shares of our common stock. The business address of Blackrock, Inc. is 50 Hudson Yards, New York, NY 10001.

(3)	Based solely on information contained in Amendment No. 2 to the Statement on Schedule 13G filed with the SEC on February 14, 2024 by Nomura Global Financial Products, Inc. (“NGFP”). NGFP is a wholly owned subsidiary of Nomura Holdings, Inc., which accordingly may be deemed to beneficially own the shares beneficially owned by NGFP. NGFP reported has sole voting power with respect to 0 shares of our common stock, shared voting power with respect to 2,946,531 shares of our common stock, sole dispositive power with respect to 0 shares of our common stock and shared dispositive power with respect to 2,946,531 shares of our common stock. The business address of NGFP is Worldwide Plaza, 309 West 49th Street, New York, NY 10019. The business address of Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan.
(4)	Consists of (i) 53,473 shares of our common stock, and (ii) 145,000 shares of our common stock issuable upon exercise of stock options. Ms. Dillione also holds 48,909 shares of common stock deferred under Director’s Compensation Plan, which is excluded for purposes of calculating the number of shares of our common stock beneficially owned as of February 15, 2024.
(5)	Consists of 82,500 shares of our common stock issuable upon exercise of stock options.
(6)	Consists of (i) 15,250 shares of our common stock, and (ii) 112,500 shares of our common stock issuable upon exercise of stock options.
(7)	Consists of (i) 151,034 shares of our common stock held directly, (ii) 30,000 shares of our common stock held by Mr. Kaplan’s wife, 20,000 of which are held by her individually and 10,000 of which are held as a custodian for two of Mr. Kaplan’s grandchildren, and (iii) 126,000 shares of our common stock issuable upon exercise of stock options.
(8)	Consists of (i) 75,498 shares of our common stock held directly, (ii) 2,000 shares of our common stock held by Mr. Lefkowitz’s wife, (iii) 30,152 shares of our common stock held by Wade Capital Corporation Money Purchase Plan, an entity for which Mr. Lefkowitz has voting and investment control, and (iv) 108,000 shares of our common stock issuable upon exercise of stock options.
(9)	Consists of (i) 11,000 shares of our common stock, and (ii) 30,866 shares of our common stock issuable upon exercise of stock options.
(10)	Consists of (i) 135,543 shares of our common stock, and (ii) 391,667 shares of our common stock issuable upon exercise of stock options.
(11)	Consists of (i) 10,434 shares of our common stock, (ii) 500,084 shares of our common stock issuable upon exercise of stock options.
(12)	Consists of (i) 7,897 shares of our common stock, and (ii) 407,144 shares of our common stock issuable upon exercise of stock options.
(13)	Consists of (i) 13,011 shares of our common stock, and (ii) 290,750 shares of our common stock issuable upon exercise of stock options.
(14)	Consists (i) 7,200 shares of our common stock, and (ii) 507,264 shares of our common stock issuable upon exercise of stock options.
(15)	Consists of the following held by our directors and executive officers (i) 535,292 shares of our common stock, and (ii) 2,151,177 shares of our common stock issuable upon exercise of stock options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
Equity compensation plans approved by security holders (1)	6,365,243 (2)	$ 5.44 (3)	3,108,929

(1)	Our 2013 Stock Incentive Plan was approved by our stockholders on July 30, 2013. Our 2019 Omnibus Stock Incentive Plan was approved by our stockholders on November 26, 2019. Our Amended and Restated 2019 Omnibus Stock Incentive Plan was approved by our stockholders on October 13, 2022.
(2)	Consist of 6,211,508 underlying stock options and 153,735 underlying restricted stock units.
(3)	Applicable to shares underlying outstanding stock options only.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

No related party transactions occurred during the fiscal year ended December 31, 2023.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed to us by Friedman LLP and Marcum LLP, our independent registered public accounting firms for the years ended December 31, 2023 and 2022, for services relating to: auditing our annual financial statements; reviewing our financial statements included in our quarterly reports on Form 10-Q; reviewing registration statements during 2023 and 2022; and financing activities in 2023 and 2022.

	2023	2022
Audit Fees (Friedman LLP)	$-	$42,400
Audit Fees (Marcum LLP)	$225,225	$127,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$-	-
Total	$225,225	$169,400

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving in advance any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by our independent registered public accounting firm. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. All services performed by our independent registered public accounting firm during 2023 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. The following consolidated financial statements of CorMedix Inc. are filed as part of this Annual Report on Form 10-K:

2. Financial Statement Schedules. The Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.

3. Exhibit Index. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed or Furnished Herewith
1.1	At-the-Market Issuance Sales Agreement, dated August 12, 2021, by and among CorMedix Inc., Truist Securities, Inc. and JMP Securities LLC	8-K	08/12/2021	1.1
1.2	Underwriting Agreement, dated June 28, 2023, by and among CorMedix Inc., BC Capital Markets, LLC and Truist Securities, Inc.	8-K	06/30/2023	1.1
3.1	Form of Amended and Restated Certificate of Incorporation	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010	S-1/A	3/19/2010	3.5
3.3	Second Amended and Restated Bylaws as amended October 8, 2020	8-K	10/14/2020	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017	8-K	8/10/2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 25, 2019	8-K	3/25/2019	3.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed or Furnished Herewith
3.7	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014	8-K	9/16/2014	3.16
3.8	Second Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 5, 2019	8-K	9/11/2019	3.2
3.9	Certificate of Designation of Series G Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 5, 2019	8-K	9/11/2019	3.1
4.1	Specimen of Common Stock Certificate	S-1/A	3/19/2010	4.1
4.2	Form of Warrant issued on January 8, 2014.	8-K	1/09/2014	4.23
4.3	Form of Series B Warrant to Purchase Common Stock of CorMedix Inc. issued on May 3, 2017	8-K	5/03/2017	4.2
4.4	Form of Underwriter’s Warrant to Purchase Common Stock of CorMedix Inc., issued May 3, 2017	8-K	5/03/2017	4.3
4.5	Description of Capital Stock of CorMedix Inc.	10-K	03/16/2020	4.5
4.6	Form of Pre-Funded Warrant issued June 28, 2023	8-K	06/30/2023	4.1
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between CorMedix Inc. and ND Partners LLC	10-K	03/16/2020	10.1
10.2+	Form of Indemnification Agreement between CorMedix Inc. and each of its directors and executive officers	10-Q	5/15/2023	10.1
10.3**+	Executive Employment Agreement, dated and effective May 11, 2020, between CorMedix Inc. and Matthew David	10-K	3/30/2021	10.10
10.4+	Letter Agreement, dated and effective October 26, 2021, between CorMedix Inc. and Matthew David, M.D.	8-K	10/29/2021	10.1
10.5	Form of Securities Purchase Agreement, dated November 17, 2017, between CorMedix Inc. and the investors signatory thereto	8-K	11/13/2017	10.1
10.6	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein	8-K	11/13/2017	10.2
10.7	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein	8-K	11/13/2017	10.3
10.8	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein	8-K	12/11/2017	10.1
10.9**+	Executive Employment Agreement, dated and effective March 10, 2021, between CorMedix Inc. and Elizabeth Hurlburt	8-K	3/12/2021	10.1
10.10	Securities Purchase Agreement, dated December 31, 2018, between CorMedix Inc. and the investor named therein	8-K	1/03/2019	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed or Furnished Herewith
10.11*	Employment Agreement, dated as of March 19, 2019, between CorMedix Inc. and Phoebe Mounts	10-Q	5/13/19	10.1
10.12	Securities Exchange Agreement, dated August 14, 2019, by and among CorMedix Inc. and the Existing Security holders listed on the Schedule of Holders thereto	8-K	8/15/2019	10.1
10.13	Amended and Restated Registration Rights Agreement, dated as of September 6, 2019, by and among CorMedix Inc. and Manchester Securities Corp., and Elliot International, L.P. and Elliot Associates, L.P.	8-K	9/11/2019	10.1
10.14	Amended and Restated 2019 Omnibus Stock Incentive Plan	S-8	10/26/2022	99.1
10.15+	2021 Executive Bonus Plan	8-K	12/23/2021	10.1
10.16+	Executive Employment Agreement, dated March 16, 2022, between CorMedix Inc. and Joseph Todisco.	8-K	03/21/2022	10.2
10.17+	Separation Agreement, effective December 14, 2023, between CorMedix Inc. and Phoebe Mounts.				X
21.1	List of Subsidiaries	10-K	3/27/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Board Policy on Recouping Incentive Compensation				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.
**	Portions of the exhibit have been omitted in reliance on Item 601(b)(10)(iv) of Regulation S-K.
***	These certifications are furnished.
+	Indicates management contract or compensation plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

March 12, 2024	By:	/s/ Joseph Todisco
Joseph Todisco
Chief Executive Officer
(Principal Executive Officer)

March 12, 2024	By:	/s/ Matthew David
Matthew David
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Todisco	Chief Executive Officer and Director	March 12, 2024
Joseph Todisco	(Principal Executive Officer)

/s/ Matthew David	Executive Vice President and Chief Financial Officer	March 12, 2024
Matthew David	(Principal Financial and Accounting Officer)

/s/ Myron Kaplan	Director and Chairman of the Board	March 12, 2024
Myron Kaplan

/s/ Janet Dillione	Director	March 12, 2024
Janet Dillione

/s/ Gregory Duncan	Director	March 12, 2024
Gregory Duncan

/s/ Alan Dunton	Director	March 12, 2024
Alan Dunton

/s/ Steven Lefkowitz	Director	March 12, 2024
Steven Lefkowitz

/s/ Robert Stewart	Director	March 12, 2024
Robert Stewart

CORMEDIX INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CorMedix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CorMedix Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Marlton, New Jersey

March 12, 2024

CorMedix Inc. And Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$43,642,684	$43,148,323
Restricted cash	77,453	124,102
Short-term investments	32,388,130	15,644,062
Inventories, net	2,106,345	-
Prepaid research and development expenses	353,574	11,016
Other prepaid expenses and current assets	882,214	623,672
Total current assets	79,450,400	59,551,175
Property and equipment, net	1,866,224	1,609,679
Restricted cash, long term	103,055	102,320
Operating lease right-of-use assets	640,278	775,085
TOTAL ASSETS	$82,059,957	$62,038,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,279,679	$2,202,149
Accrued expenses	6,970,217	3,973,941
Operating lease liabilities, short-term	150,619	134,801
Total current liabilities	11,400,515	6,310,891
Operating lease liabilities, net of current portion	517,013	667,632
TOTAL LIABILITIES	11,917,528	6,978,523

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at December 31, 2023 and 2022	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized at December 31, 2023 and 2022; 54,938,258 and 42,815,196 shares issued and outstanding at December 31, 2023 and 2022, respectively	54,938	42,815
Accumulated other comprehensive gain	94,108	82,743
Additional paid-in capital	391,693,214	330,294,782
Accumulated deficit	(321,700,013)	(275,360,786)
TOTAL STOCKHOLDERS’ EQUITY	70,142,429	55,059,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,059,957	$62,038,259

The accompanying notes are integral part of these consolidated financial statements.

CorMedix Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2023 and 2022

	December 31,
	2023	2022
Revenue:
Net sales	$-	$65,408
Cost of sales	-	(3,734)
Gross profit	-	61,674
Operating Expenses:
Research and development	(13,155,125)	(10,679,549)
Selling, general and administrative	(35,802,663)	(20,006,093)
Total operating expenses	(48,957,788)	(30,685,642)
Loss From Operations	(48,957,788)	(30,623,968)
Other Income (Expense):
Interest income	2,681,851	326,016
Foreign exchange transaction (loss) income	(28,994)	37,145
Interest expense	(34,296)	(26,515)
Total other income	2,618,561	336,646
Net Loss Before Income Taxes	(46,339,227)	(30,287,322)
Tax benefit	-	585,617
Net Loss	(46,339,227)	(29,701,705)
Other Comprehensive Income (Loss):
Unrealized gain from investments	9,683	5,055
Foreign currency translation gain (loss)	1,682	(9,442)
Total other comprehensive gain (loss)	11,365	(4,387)
Comprehensive Loss	$(46,327,862)	$(29,706,092)
Net Loss Per Common Share – Basic and Diluted	$(0.91)	$(0.74)
Weighted Average Common Shares Outstanding – Basic and Diluted	50,902,931	40,274,273

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 2023 and 2022

	Common Stock		Preferred Stock – Series C-3, Series E, Series F and Series G		Accumulated Other Comprehen-sive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance at December 31, 2021	38,086,437	$38,086	181,622	$182	$87,130	$308,331,750	$(245,659,081)	$62,798,067
Stock issued in connection with ATM sale of common stock, net	4,704,259	4,705	-	-	-	17,764,911	-	17,769,616
Stock issued in connection with warrants exercised, cash	24,500	24	-	-	-	128,601	-	128,625
Stock-based compensation	-	-	-	-	-	4,069,520	-	4,069,520
Other comprehensive loss	-	-	-	-	(4,387)	-	-	(4,387)
Net loss	-	-	-	-	-	-	(29,701,705)	(29,701,705)
Balance at December 31, 2022	42,815,196	$42,815	181,622	$182	$82,743	$330,294,782	$(275,360,786)	$55,059,736
Stock issued in connection with ATM sale of common stock, net	2,977,637	2,978	-	-	-	12,946,132	-	12,949,110
Stock and pre-funded warrants issued in connection with public offering, net	9,000,093	9,000	-	-	-	42,869,399	-	42,878,399
Stock issued in connection with options exercised	79,041	79	-	-	-	287,659	-	287,738
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	66,291	66	-	-	-	(198,509)	-	(198,443)
Stock-based compensation	-	-	-	-	-	5,493,751	-	5,493,751
Other comprehensive loss	-	-	-	-	11,365	-	-	11,365
Net loss	-	-	-	-	-	-	(46,339,227)	(46,339,227)
Balance at December 31, 2023	54,938,258	$54,938	181,622	$182	$94,108	$391,693,214	$(321,700,013)	$70,142,429

The accompanying notes are integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,339,227)	$(29,701,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,493,751	4,069,520
Change in right-of-use assets	134,807	124,420
Depreciation	70,755	84,618
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	-	42,143
(Increase) Decrease in inventory	(2,106,345)	3,008
(Increase) Decrease in prepaid expenses and other current assets	(600,983)	187,235
Increase (Decrease) in accounts payable	2,077,479	(6,566)
Increase in accrued expenses	2,995,084	961,963
Decrease in operating lease liabilities	(134,801)	(121,368)
Net cash used in operating activities	(38,409,480)	(24,356,732)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(77,084,385)	(31,140,004)
Maturity of short-term investments	60,350,000	27,650,000
Purchase of equipment	(327,300)	(219,360)
Net cash used in investing activities	(17,061,685)	(3,709,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	12,949,110	17,769,616
Proceeds from public offering of common stock and pre-funded warrants, net	42,878,399	-
Payment of employee withholding taxes on vested restricted stock units	(198,443)	-
Proceeds from exercise of warrants	-	128,625
Proceeds from exercise of stock options	287,738	-
Net cash provided by financing activities	55,916,804	17,898,241
Foreign exchange effects on cash	2,808	(8,677)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	448,447	(10,176,532)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	43,374,745	53,551,277
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$43,823,192	$43,374,745

Cash paid for interest	$34,296	$26,516

Supplemental Disclosure of Non-Cash and Investing Activities:
Unrealized gain (loss) from investments	$9,683	$5,055

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

The Company’s primary focus is on the commercialization of our lead product, DefenCath® in the United States. We have in-licensed the worldwide rights to develop and commercialize DefenCath. The name DefenCath is the U.S. proprietary name approved by the U.S. Food and Drug Administration, or FDA.

DefenCath is an antimicrobial solution (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) indicated to reduce the incidence of catheter-related bloodstream infections (CRBSI) in adult patients with kidney failure receiving chronic hemodialysis (HD) through a central venous catheter (CVC). It is indicated for use in a limited and specific population of patients. CRBSI can lead to treatment delays and increased costs to the healthcare system when they occur due to hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs, as well as increased mortality. We believe DefenCath can address a significant unmet medical need.

On January 30, 2008, we entered into a License and Assignment Agreement, or the ND License Agreement, with ND Partners LLC, or NDP. Pursuant to the ND License Agreement, NDP granted us exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). NDP also granted us exclusive licenses, with the right to grant sublicenses, to use and display certain trademarks in connection with the NDP Technology. As consideration in part for the rights to the NDP Technology, we paid NDP an initial licensing fee of $325,000 and granted NDP an equity interest in our Company consisting of 73,107 shares of common stock as of December 31, 2010. In addition, we are required to make cash payments to NDP upon the achievement of certain milestones. The maximum aggregate amount of cash payments upon achievement of milestones is $3,000,000, with $2,000,000 remaining at December 31, 2023.

On November 15, 2023, we announced that the FDA approved the NDA for DefenCath to reduce the incidence of CRBSI in adult patients with kidney failure receiving chronic hemodialysis through a CVC. DefenCath is indicated for use in a limited and specific population of patients. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study. As a result of the November 2023 FDA approval, we are currently preparing for the commercial launch of DefenCath.

DefenCath is listed in the Orange Book as having NCE exclusivity (5 years) expiring on November 15, 2028, and the Generating Antibiotic Incentives Now or GAIN exclusivity extension of the NCE exclusivity (an additional 5 years) expiring on November 15, 2033. The GAIN exclusivity extension of 5 years is the result of the January 2015 designation of DefenCath as a Qualified Infectious Disease Product (“QIDP”).

We announced on April 26, 2023 that following the submission of a duplicate New Technology Add-On Payment (“NTAP”) application in the fourth quarter of 2022 to CMS, CMS has subsequently issued the Inpatient Prospective Payment System (“IPPS”) 2024 proposed rule that includes a NTAP of up to $17,111 per hospital stay for DefenCath. This NTAP represents reimbursement to inpatient facilities of 75% of the anticipated wholesaler acquisition cost price of $1,170 per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. The final IPPS rule was published in early August 2023 and confirmed this payment amount in that final rule. This NTAP was conditioned upon the DefenCath NDA obtaining final FDA approval prior to July 1, 2024. As the NTAP was calculated by CMS based upon an anticipated WAC price of $1,170, and following FDA approval of the DefenCath NDA, an actual WAC of $249.99 per 3ml vial was established, we anticipate that CMS will revise the amount of the NTAP payment to reflect the actual WAC price in the next IPPS rulemaking, effective October 1, 2024. Upon the listing in the compendia of the actual WAC price of $249.99 per 3ml vial, the Company notified CMS of the new lower WAC pricing and recommended that CMS make an off-cycle adjustment to the NTAP to reflect the current lower WAC pricing amount. CMS subsequently communicated to the Company that they do not intend to update the NTAP reimbursement amount until the next review cycle in October 2024.

On January 25, 2024, CMS determined that DefenCath should be classified as a renal dialysis service that is subject to the Medicare end-stage renal disease prospective payment system (“ESRD PPS”). The ESRD PPS provides bundled payment for renal dialysis services, but also affords a transitional drug add-on payment adjustment, or TDAPA, which provides temporary, additional payments for certain new drugs and biologicals. We submitted an application for TDAPA on January 26, 2024, and CMS has confirmed receipt. We also submitted a HCPCS application for a J-code to CMS on December 8, 2023, for DefenCath, which is relevant to billing and the TDAPA application. CMS has confirmed the coding application is under review. TDAPA reimbursement is calculated based on 100 percent ASP (or 100 percent of wholesale acquisition price or else manufacturers’ list price, respectively, if such data is unavailable). If CMS grants TDAPA and post-TDAPA add-on payment adjustments for DefenCath, collective payments would be for five years (with such add-on payments applying to all ESRD PPS payments for years three through five). CMS confirmed to the Company that, assuming a favorable review, CMS is working towards a July 1, 2024 implementation date for TDAPA.

We may pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in certain oncology patients using a central venous catheter. In 2024, the company anticipates discussing with the FDA potential pathways for expanded indications.

We currently have one FDA approved source for each of our two key APIs for DefenCath, taurolidine and heparin sodium, respectively. With regards to taurolidine, we have a DMF filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer and us in place from August 2018. We are currently in the process of identifying and qualifying an alternate third-party manufacturer for taurolidine under our existing DMF. With respect to heparin sodium API, we have identified an alternate third party supplier and intend to qualify such supplier under the DefenCath NDA over the next twelve months.

We received FDA approval of DefenCath with finished dosage production from our European based CMO Rovi Pharma Industrial Services. We believe this CMO has adequate capacity to produce the volumes needed to meet near term projected demand for the commercial launch of DefenCath.

We previously announced commercial arrangements with additional finished dosage CMOs, Alcami Corporation and Siegfried Hameln, that provide for the manufacture of commercial sterile parenteral drug products. The Company anticipates the submission to the FDA of a supplement adding Siegfreid Hameln as an alternate manufacturing site in the second fiscal quarter of 2024. The Company will also discontinue its relationship with Alcami as a potential alternate manufacturing site for DefenCath.

We announced on May 1, 2023 that the USPTO allowed our patent application directed to a locking solution composition for treating and reducing infection and flow reduction in central venous catheters. This application was granted on August 29, 2023 as U.S. Patent No. 11,738,120.  Our newly granted U.S. Patent reflects the unique and proprietary formulation of our product, DefenCath, for which we received FDA approval on November 15, 2023. This patent supplements the coverage of our existing licensed U.S. Patent No. 7,696,182, and has the potential to provide an additional layer of patent protection for DefenCath through 2042.

As part of the DefenCath approval letter, the FDA communicated the existence of a required pediatric assessment under the Pediatric Research Equity Act, or PREA. PREA requires sponsors to conduct pediatric studies for, among other things, NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. FDA deferred submission of the pediatric study for DefenCath because the product is ready for approval for use in adults and the pediatric study has not been completed. We are obligated to conduct the study communicated in the approval letter: an open-label, two-arm (DefenCath vs. standard of care) study to assess safety and time to CRBSI in subjects from birth to less than 18 years of age with kidney failure receiving hemodialysis via a central venous catheter. Because this is a required post-marketing study, we must make annual reports to the FDA. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, provides an additional six months of exclusivity that attaches to the end of existing marketing exclusivity and patent periods for DefenCath. Depending on the timing of final report submission, DefenCath could potentially receive a total marketing exclusivity period of 10.5 years. However, there are factors that could affect whether this exclusivity is received or the duration of exclusivity, and DefenCath may or may not ultimately be eligible for the additional 0.5 years of exclusivity associated with this pediatric study.

Neutrolin was previously sold in the EU and other territories where we received CE-Mark approval for the commercial distribution of Neutrolin as a CLS. The Company has elected to discontinue sales of Neutrolin for lack of commercial viability. The winding down of our operations in the EU is nearly complete and Neutrolin sales in both the EU and the Middle East have been discontinued since 2022.

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

Note 2 — Liquidity and Uncertainties:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2023, the Company had an accumulated deficit of $321.7 million, and incurred net losses of $46.3 million and $29.7 million for the years ended December 31, 2023 and 2022, respectively. Based on the Company’s current development plans for DefenCath and its other operating requirements, the Company’s existing cash and cash equivalents and short-term investments at December 31, 2023 are expected to fund its operations for at least twelve months from the issuance of this Annual Report on Form 10-K.

The Company may raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions and/or out-licensing. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of December 31, 2023, the Company has $104.4 million available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 7).

The Company’s operations are subject to a number of other factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the ability to market the Company’s products; ability to manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital to support its operations.

Note 3 — Summary of Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$43,642,684	$43,148,323
Restricted cash, short-term and long-term	180,508	226,422
Total cash, cash equivalents and restricted cash	$43,823,192	$43,374,745

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in other comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in income (expense). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at December 31, 2023 or 2022.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of December 31, 2023 and 2022, all of the Company’s investments had contractual maturities which were less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at December 31, 2023 and 2022:

December 31, 2023:	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Money Market Funds and Cash Equivalents	$32,541,862	$-	$-	$32,541,862
U.S. Government Agency
Securities	29,701,677	-	10,506	29,712,183
Commercial Paper	2,676,740	(1,425)	-	2,675,315
Subtotal	32,378,417	(1,425)	10,506	32,387,498
Total December 31, 2023	$64,920,279	$(1,425)	$10,506	$64,929,360
December 31, 2022:
Money Market Funds and Cash Equivalents	$7,311,327	$-	$572	$7,311,899
U.S. Government Agency
Securities	12,072,127	(3,184)	2,056	12,070,999
Corporate Securities	2,684,235	(183)	909	2,684,961
Commercial Paper	888,875	(773)	-	888,102
Subtotal	15,645,237	(4,140)	2,965	15,644,062
Total December 31, 2022	$22,956,564	$(4,140)	$3,537	$22,955,961

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2023 and 2022:

December 31, 2023:	Carrying Value	Level 1	Level 2	Level 3
Money Market Funds and Cash Equivalents	$32,541,230	$32,541,230	$-	$-
U.S. Government Agency
Securities	29,712,183	29,712,183	-	-
Commercial Paper	2,675,947	-	2,675,947	-
Subtotal	32,388,130	29,712,183	2,675,947	-
Total December 31, 2023	$64,929,360	$62,253,413	$2,675,947	$-
December 31, 2022:
Money Market Funds and Cash Equivalents	$7,311,899	$7,311,899	$-	$-
U.S. Government Agency
Securities	12,070,999	12,070,999	-	-
Corporate Securities	2,684,961	-	2,684,961	-
Commercial Paper	888,102	-	888,102	-
Subtotal	15,644,062	12,070,999	3,573,063	-
Total December 31, 2022	$22,955,961	$19,382,898	$3,573,063	$-

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (USD), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Translation gains and losses are included in other comprehensive income (loss). The Company had a foreign currency translation gain of $1,682 and a loss of $9,442 for the year ended December 31, 2023 and 2022, respectively.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Restricted Cash

As of December 31, 2023, and 2022 the Company has restricted cash in connection with the patent and utility model infringement proceedings against TauroPharm (see Note 6).  The Company was required by the District Courts of Mannheim to provide security deposit to cover legal fees in the event TauroPharm is entitled to reimbursement of these costs. The Company furthermore had to provide a deposit for the first and second instances, respectively, in connection with the unfair competition proceedings in Cologne. During the year ended December 31, 2023, approximately a total of $47,000 was released by the court for the reimbursement of legal fees and other costs which was removed from restricted cash. As of December 31, 2023 and 2022, restricted cash in connection with the patent and utility model infringement proceedings were approximately $77,000 and approximately $124,000, respectively.

As of December 31, 2023 and 2022, the Company had $103,000 in long-term restricted cash for a lease security deposit.

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

Inventories, net

The Company engages third parties to manufacture and package inventory held for sale and warehouse such goods until packaged for final distribution and sale. Costs related to the manufacturing of the product incurred prior to FDA approval in order to support the preparation for commercial launch of its product were expensed as R&D as incurred. Upon FDA approval, costs related to the manufacturing of inventory are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Inventories previously expensed as R&D prior to FDA approval amounted to $6,407,266.

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods, if any, for the DefenCath product. Inventories consist of the following:

	December 31,
	2023	2022
Raw materials	$1,525,420	$-
Work in progress	580,925	-
Total	$2,106,345	$-

Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, office equipment and computer equipment all of which are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. Property and equipment, as of December 31, 2023 and 2022 were $1,866,224 and $1,609,679, respectively, net of accumulated depreciation of $520,542 and $449,787, respectively. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses.

Description	Estimated Useful Life
Office equipment and furniture	5 years
Leasehold improvements	7 years or remaining term of the lease
Computer equipment	5 years
Computer software	3 years

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities (included in accrued expenses), and operating lease liabilities, net of current portion, on the consolidated balance sheet (see Note 8).

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

	Number of Shares of Common Stock Issuable At
	December 31,
	2023	2022
Series C non-voting preferred stock	4,000	4,000
Series E voting preferred stock	391,953	391,953
Series G voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding stock options	6,211,508	4,454,369
Restricted stock units	153,735	207,469
Total potentially dilutive shares	11,814,174	10,110,769

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

Recent Authoritative Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for the Company beginning in the annual reporting period ending December 31, 2024 and interim periods beginning in fiscal year 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for the Company’s annual reporting period ending December 31, 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Note 4 — Accrued Expenses:

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Professional and consulting fees	$2,270,022	$514,354
Accrued payroll and payroll taxes	2,718,770	2,180,581
Manufacturing related	1,835,101	1,214,550
Other	146,324	64,456
Total	$6,970,217	$3,973,941

Note 5 — Income Taxes:

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2023	2022
United States	$(45,946,020)	$(29,973,763)
Foreign	(393,207)	(313,559)
Total	$(46,339,227)	$(30,287,322)

There were no current or deferred income tax provision for the years ended December 31, 2023 and 2022 because the Company has incurred operating losses since inception.

The Company’s deferred tax assets consist of the following:

	December 31,
	2023	2022
Net operating loss carryforwards – Federal	$53,614,000	$47,683,000
Net operating loss carryforwards – State	4,603,000	1,592,000
Net operating loss carryforwards – Foreign	6,000	10,000
Capitalized licensing fees	165,000	304,000
Stock-based compensation	6,151,000	5,270,000
Accrued compensation	720,000	172,000
Section 174 capitalization	5,522,000	2,702,000
Other	(4,000)	28,000
Totals	70,777,000	57,761,000
Less valuation allowance	(70,777,000)	(57,761,000)
Deferred tax assets	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the year ended December 31, 2023 was $13,016,000.

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2023	2022
Federal	$255,306,000	$227,068,000
State	$64,738,000	$23,389,000
Foreign	$25,000	$38,000

Approximately $113,600,000 of net operating losses generated will expire in 2026 through 2037 for Federal purposes whereas the operating losses for state purposes will expire between 2039 and 2044. The Tax Cuts and Jobs Act of 2017 (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017.  However, the net operating losses now have an indefinite carryforward as opposed to the former 20-year carryforward. The foreign net operating loss tax carryforwards do not expire.  Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises.

The Company’s foreign net operating loss carryforward relates to the Company’s Spanish subsidiary.

During 2021, the Company’s German subsidiary was audited by the German taxing authorities for the years 2013-2015. It was determined that the amount of German income was not sufficient, so the taxing authorities made adjustments accordingly. Further, amended returns were filed for the subsequent years to provide the German subsidiary sufficient income. As a result of these changes, the German subsidiary’s net operating losses were fully utilized and no longer have a carryforward attribute. Such adjustments do not have a material effect on the Company’s financial statements.

The Company’s foreign earnings are derived from its German and Spanish subsidiaries. The Company does not expect any foreign earnings to be repatriated in the U.S. in the near future. The winding down of its operations in the EU is ongoing and there was no income during the year ended December 31, 2023.

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2023	2022
Statutory federal tax rate	21.0%	21.0%
State income tax rate (net of federal)	8.7%	(4.3)%
Change in foreign NOL	(0.2)%	(0.2)%
NJ NOL adjustment	0.0%	1.9%
Other permanent differences	(1.4)%	(0.8)%
Effect of valuation allowance	(28.1)%	(15.7)%
Effective tax rate	0.0%	1.9%

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2023 and 2022, the Company maintained a full valuation allowance against its net deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to OCI	Balance at End of Year
December 31, 2023	$57,761,000	$13,050,000	$(34,000)	$70,777,000
December 31, 2022	$52,989,000	$4,804,000	$(32,000)	$57,761,000

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2023 and 2022. The Company recognizes interest and penalties related to uncertain tax positions if any as a component of income tax expense.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and local perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. From a foreign perspective, tax years 2016 to 2022 remain open to examination.

During the year ended December 31, 2023 the Company did not sell any of its unused New Jersey net operating losses (“NOL”) eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed the Company to sell $626,000 of its total $626,000 in available NOL tax benefits for the state fiscal year 2021, which the Company received net proceeds of approximately $586,000 during the year ended December 31, 2022.

Note 6 — Commitments and Contingencies:

Contingency Matters

In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv-14020 (D.N.J.)

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv 14020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. In the second amended complaint, the lead plaintiff seeks to represent two classes of shareholders: (i) shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive; and (ii) shareholders who purchased CorMedix securities pursuant or traceable to the Company’s November 27, 2020 offering pursuant to CorMedix’s Form S-3 Registration Statement, its Prospectus Supplement, dated November 27, 2020, and its Prospectus Supplement, dated August 12, 2021. The second amended complaint names as defendants the Company and twelve (12) current and former directors and officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”) as well as Janet Dillione, Myron Kaplan, Alan W. Dunton, Steven Lefkowitz, Paulo F. Costa, Greg Duncan (the “Director Defendants”). The second amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5), the Officer Defendants violated Section 20(a), the Director Defendants, CorMedix, Baluch, and David violated Section 11 of the Securities Act, and that the Director Defendants, Baluch, and David violated Section 15. In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims. The Company and the other Defendants filed their motion to dismiss the second amended complaint on November 23, 2022 and briefing was complete as of February 6, 2023. The motion to dismiss is currently pending.

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

Commitments

In-Licensing

In 2008, the Company entered into the ND License Agreement with NDP. Pursuant to the ND License Agreement, NDP granted the Company exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications(the “NDP Technology”). As consideration in part for the rights to the NDP Technology, the Company paid NDP an initial licensing fee of $325,000 and granted NDP a 5% equity interest in the Company, consisting of 7,996 shares of the Company’s common stock.

The Company is required to make cash payments to NDP upon the achievement of certain milestones. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. The maximum aggregate amount of cash payments due upon achievement of milestones is $3,000,000, with the balance being $2,000,000 as of December 31, 2023 and 2022. Events that trigger milestone payments include achieving certain worldwide net sales amounts. There were no milestones achieved during the years ended December 31, 2023 and 2022.

The ND License Agreement will expire on a country-by-country basis upon the earlier of (i) the expiration of the last patent claim under the ND License Agreement in a given country, or (ii) the payment of all milestone payments. Upon the expiration of the ND License Agreement in each country, we will have an irrevocable, perpetual, fully paid-up, royalty-free exclusive license to the NDP Technology in such country. The ND License Agreement also may be terminated by NDP if we materially breach or default under the ND License Agreement and that breach is not cured within 60 days following the delivery of written notice to us, or by us on a country-by-country basis upon 60 days prior written notice. If the ND License Agreement is terminated by either party, our rights to the NDP Technology will revert back to NDP.

Other

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Note 7 — Stockholders’ Equity:

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

In August 2021, the Company entered into an at-the-market issuance sales agreement with Truist Securities, Inc. and JMP Securities LLC, as sales agents, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000, which was the remaining balance under the 2020 Shelf Registration, of its common stock through the sales agents under its ATM program, subject to limitations imposed by the Company and subject to the sales agents’ acceptance, such as the number or dollar amount of shares registered under the 2020 Shelf Registration to which the offering relates. The sales agents are entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the ATM program. During the year ended December 31, 2023 and 2022, the Company sold 2,977,637 and 4,704,259 shares of its common stock under the ATM program, respectively, and realized net proceeds of $12,900,000 and $17,800,000, respectively. The remaining balance of approximately $18,300,000 under the ATM program related to the 2020 Shelf Registration expired in November 2023.

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

During the year ended December 31, 2023, the Company issued an aggregate of 79,041 shares of its common stock upon exercise of stock options, resulting in net proceeds to the Company of approximately $288,000.

During the year ended December 31, 2022, the Company issued an aggregate of 24,500 shares of its common stock, upon cash exercise of warrants, resulting in net proceeds to the Company of approximately $129,000.

Restricted Stock Units

In May 2022, the Company granted 207,469 restricted stock units (“RSUs”) to its Chief Executive Officer under its Amended and Restated 2019 Omnibus Stock Incentive Plan with a weighted average grant date fair value of $3.38 per share. The fair market value of the RSUs was estimated to be the closing price of the Company’s common stock on the date of grant. These RSUs vest as to 50% on the first anniversary of the grant date, as to 30% on the second anniversary of the grant date, and as to 20% on the third anniversary of the grant date, subject to continued service as an employee or consultant through the applicable vesting date.

In May 2023, 103,734 RSUs vested pursuant to a grant made to its Chief Executive Officer, of which 66,291 shares of common stock were issued by the Company and 37,443 shares were withheld in lieu of withholding taxes.

In December 2023, the Company granted 50,000 RSUs to its Chief Legal Officer under its Amended and Restated 2019 Omnibus Stock Incentive Plan with a weighted average grant date fair value of $3.30 per share. The fair market value of the RSUs was estimated to be the closing price of the Company’s common stock on the date of grant. These RSUs vest over four years in four equal installments on the first four anniversaries of the applicable grant date, subject to continued service as an employee or consultant through the applicable vesting date.

During the year ended December 31, 2023 and 2022, compensation expense recorded for the RSUs was $262,000 and $226,000, respectively. Unrecognized compensation expense for these RSUs amounted to $378,000. The expected weighted average period for the expense to be recognized is 1.6 years. As of December 31, 2023, the Company had 153,735 outstanding RSUs.

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

	As of December 31, 2023 and 2022
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665

The following rights, privileges, terms and condition apply to the outstanding preferred stock at December 31, 2023:

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

Stock Options:

On October 13, 2022, the Company’s shareholders approved the CorMedix Inc. Amended and Restated 2019 Omnibus Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may issue as additional 4,800,000 shares of its common stock, plus any shares that remain available for grant under its existing plan as of the effective date, as long-term equity incentives to the Company’s employees, consultants, and directors. The long-term incentives may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, or other rights or benefits (collectively, “stock rights”) to employees, consultants, and directors of the Company or a related entity (collectively, “participants”). The Company believes that the effective use of long- term equity incentives is essential to attract, motivate, and retain employees, consultants and directors, to further align participants’ interests with those of the Company’s stockholders, and to provide participants incentive compensation opportunities that are competitive with those offered by other companies in the same industry and locations as the Company.

The 2022 Plan amends and restates the 2019 Stock Incentive Plan. The 2013 Stock Incentive Plan and the Amended and Restated 2006 Stock Incentive Plan are referred to collectively as the “Prior Plans”. No further awards will be granted under the Prior Plans. Awards outstanding under the Prior Plans will remain outstanding in accordance with their terms and the Prior Plans.

During the years ended December 31, 2023 and 2022, the Company granted ten-year qualified and non-qualified stock options to its officers, directors, employees and consultants covering an aggregate of 2,536,200 and 1,627,850 shares of the Company’s common stock under the 2019 Plan, respectively. The weighted average exercise price of these options is $4.18 and $3.83 per share, respectively.

During the year ended December 31, 2023, the Company issued 79,041 shares of common stock as a result of the exercise of stock options. The Company realized net proceeds of $288,000 from the exercise of stock options with a weighted average exercise price of $3.64 per share.

During the years ended December 31, 2023 and 2022, total compensation expense for stock options issued to employees, directors, officers and consultants was $5,232,000 and $3,843,000, respectively. As of December 31, 2023, there was $6,145,000 total unrecognized compensation expense related to unvested stock options granted which expense is expected to be recognized over an expected remaining weighted average period of 1.6 years. All share-based awards are recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards are recognized in the period in which they occur.

The fair value at grants dates of the grants issued subject to service and performance-based vesting conditions were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.45% - 4.81%	1.76% - 4.31%
Expected volatility	92.2% - 105.7%	89.68% - 107.2%
Expected term (years)	5 years	2.75 – 5 years
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value of options granted during the period	$ 3.24	$ 2.90

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

The following table summarizes the Company’s stock options activity and related information for the year ended December 31, 2023:

	Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,454,369	$6.21	6.6	$1,113,050
Granted	2,536,200	$4.18	-	$231,850
Exercised	(79,041)	$3.64	-	$27,583
Expired/Canceled	(287,900)	$6.40	-	$3,820
Forfeited	(412,120)	$5.74	-	$35,592
Outstanding at December 31, 2023	6,211,508	$5.44	6.4	$700,241
Vested at December 31, 2023	3,645,020	$6.41	4.7	$281,080
Expected to vest in the future	2,566,488	$4.06	9.0	$419,161

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Warrants

During the year ended December 31, 2022, the Company issued an aggregate of 24,500 shares of its common stock upon cash exercise of warrants, resulting in net proceeds to the Company of $129,000. Except for the pre-funded warrants described below, there were no outstanding warrants at December 31, 2023 and 2022.

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

Stock-based Deferred Compensation Plan for Non-Employee Directors

In 2014, the Company established an unfunded stock-based deferred compensation plan, providing non-employee directors the opportunity to defer up to one hundred percent of fees and compensation, including restricted stock units.  The amount of fees and compensation deferred by a non-employee director is converted into stock units, the number of which is determined based on the closing price of the Company’s common stock on the date such compensation would have otherwise been payable.  At all times, the plan participants are one hundred percent vested in their respective deferred compensation accounts.  On the tenth business day of January in the year following a director’s termination of service, the director will receive a number of common shares equal to the number of stock units accumulated in the director’s deferred compensation account.  The Company accounts for this plan as stock-based compensation under ASC 718.  During the years ended December 31, 2023 and 2022 no compensation was deferred under this plan.

Note 8 — Leases:

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

Operating lease expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and 2022 was approximately $207,000 and $208,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At December 31, 2023, the Company has a total operating lease liability of $668,000, of which approximately $151,000 and $517,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. At December 31, 2022, the Company’s total operating lease liability was $803,000, of which $135,000 was classified as operating lease liabilities, short-term and $668,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of December 31, 2023 and 2022 are $640,000 and $775,000, respectively.

For the year ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $201,000 and $199,000, respectively.

As of December 31, 2023 and 2022, the weighted average remaining lease term were 3.8 years and 4.8 years, respectively and the weighted average discount rate of 9% and 9% at December 31, 2023 and 2022, respectively.

As of December 31, 2023, maturities of lease liabilities were as follows:

2024	$205,000
2025	208,000
2026	211,000
2027 and thereafter	169,000
Total future minimum lease payments	793,000
Less imputed interest	(125,000)
Total	$668,000

Note 9 — Subsequent Events:

TDAPA. On January 25, 2024 CMS notified the Company that the agency has determined DefenCath will be eligible for reimbursement in accordance with the ESRD PPS, allowing the Company to submit a TDAPA application, which currently allows for two years of additional payment for certain products to outpatient renal dialysis providers, and CMS recently adopted a three-year post-TDAPA add-on payment adjustment.  The Company submitted its TDAPA application on January 26, 2024 after receiving the CMS notification. As a result of CMS’ determination that DefenCath is within the scope of the ESRD PPS and eligible for TDAPA, the Company established a WAC of $249.99 per 3ml vial, to account for the market dynamics and functionality of the TDAPA framework. In addition, as discussed above, the Company previously applied for and received conditional NTAP from CMS for inpatient reimbursement of DefenCath for the FY 2024 IPPS. As a result of the Company having established a WAC price for commercialization, the NTAP reimbursement payment to inpatient facilities may also be adjusted. NTAP was conditioned upon the DefenCath NDA obtaining final FDA approval prior to July 1, 2024. The Company intends to work closely with CMS on obtaining TDAPA and the TDAPA implementation process.

NOLs. On March 6, 2024, the Company received net proceeds of approximately $1,395,000 from the sale of its remaining unused New Jersey state NOL that was eligible for sale under the NJEDA Program for the state fiscal year 2023. The NJEDA Program allowed the Company to sell approximately $1,529,000 of its total $1,529,000 in available NOL tax benefits for state fiscal year 2023.