Form 10-Q
period 2024-03-31
CorMedix Inc.
filed 2024-05-09
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the issuer’s common stock, as of March 31, 2024 was 54,959,270.

CORMEDIX INC. AND SUBSIDIARIES

- i -

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$35,180,529	$43,642,684
Restricted cash	75,540	77,453
Short-term investments	23,370,989	32,388,130
Inventories	2,320,396	2,106,345
Prepaid research and development expenses	295,845	353,574
Other prepaid expenses and current assets	2,166,267	882,214
Total current assets	63,409,566	79,450,400
Property and equipment, net	1,905,704	1,866,224
License intangible asset	2,000,000	-
Restricted cash, long-term	103,838	103,055
Operating lease right-of-use asset	604,634	640,278
TOTAL ASSETS	$68,023,742	$82,059,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,826,322	$4,279,679
Accrued expenses	6,553,311	6,970,217
Operating lease liability, short-term	154,801	150,619
Total current liabilities	9,534,434	11,400,515
Operating lease liability, net of current portion	476,588	517,013
TOTAL LIABILITIES	10,011,022	11,917,528

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at March 31, 2024 and December 31, 2023	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized; 54,959,270 and 54,938,258 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	54,959	54,938
Accumulated other comprehensive gain	83,461	94,108
Additional paid-in capital	394,040,254	391,693,214
Accumulated deficit	(336,166,136)	(321,700,013)
TOTAL STOCKHOLDERS’ EQUITY	58,012,720	70,142,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,023,742	$82,059,957

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues, net	$-	$-
Cost of revenues	(818,539)	-
Gross loss	(818,539)	-
Operating Expenses
Research and development	(837,445)	(3,407,502)
Selling, general and administrative	(15,048,252)	(7,609,677)
Total operating expenses	(15,885,697)	(11,017,179)
Loss From Operations	(16,704,236)	(11,017,179)
Other Income (Expense)
Interest income	857,186	446,384
Foreign exchange transaction (loss) gain	(4,008)	12,345
Interest expense	(9,835)	(8,776)
Total other income	843,343	449,953
Net Loss Before Income Taxes	(15,860,893)	(10,567,226)
Tax benefit	1,394,770	-
Net Loss	(14,466,123)	(10,567,226)
Other Comprehensive (Loss) Income
Unrealized (loss) gain from investment	(10,903)	16,393
Foreign currency translation gain	256	2,096
Total other comprehensive (loss) income	(10,647)	18,489
Other Comprehensive Loss	$(14,476,770)	$(10,548,737)
Net Loss Per Common Share - Basic and Diluted	$(0.25)	$(0.24)
Weighted Average Common Shares Outstanding - Basic and Diluted	57,503,154	44,090,998

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at December 31, 2023	54,938,258	$54,938	181,622	$182	$94,108	$391,693,214	$(321,700,013)	$70,142,429
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	42,844	43	-	-	-	(97,161)	-	(97,118)
Cancellation of shares held in escrow	(21,832)	(22)	-	-	-	22	-	-
Stock-based compensation	-	-	-	-	-	2,444,179	-	2,444,179
Other comprehensive loss	-	-	-	-	(10,647)	-	-	(10,647)
Net loss	-	-	-	-	-	-	(14,466,123)	(14,466,123)
Balance at March 31, 2024	54,959,270	$54,959	181,622	$182	$83,461	$394,040,254	$(336,166,136)	$58,012,720

For the three months ended March 31, 2023

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at December 31, 2022	42,815,196	$42,815	181,622	$182	$82,743	$330,294,782	$(275,360,786)	$55,059,736
Stock issued in connection with ATM sale of common stock, net	1,684,592	1,685	-	-	-	7,198,721	-	7,200,406
Stock-based compensation	-	-	-	-	-	2,216,349	-	2,216,349
Other comprehensive gain	-	-	-	-	18,489	-	-	18,489
Net loss	-	-	-	-	-	-	(10,567,226)	(10,567,226)
Balance at March 31, 2023	44,499,788	$44,500	181,622	$182	$101,232	$339,709,852	$(285,928,012)	$53,927,754

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,466,123)	$(10,567,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,444,179	2,216,349
Change in right-of-use assets	35,644	32,582
Depreciation	21,826	16,863
Changes in operating assets and liabilities:
Increase in inventory	(214,051)	-
Increase in prepaid expenses and other current assets	(1,226,454)	(419,578)
Decrease in accounts payable	(1,453,352)	(755,582)
Decrease in accrued expenses	(2,415,719)	(884,872)
Decrease in operating lease liabilities	(36,244)	(32,422)
Net cash used in operating activities	(17,310,294)	(10,393,886)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(7,693,762)	(25,422,039)
Maturity of short-term investments	16,700,000	10,750,000
Purchase of equipment	(61,306)	(14,766)
Net cash provided by (used in) investing activities	8,944,932	(14,686,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee withholding taxes on vested restricted stock units	(97,118)	-
Proceeds from sale of common stock from at-the-market program, net	-	7,200,406
Net cash (used in) provided by financing activities	(97,118)	7,200,406
Foreign exchange effect on cash	(805)	2,284
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,463,285)	(17,878,001)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	43,823,192	43,374,745
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$35,359,907	$25,496,744
Cash paid for interest	$9,835	$8,776
Supplemental Disclosure of Non-Cash Investing Activities:
Liability related to license agreement	$2,000,000	-
Unrealized gain (loss) from investments	$10,903	$(16,393)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business and Basis of Presentation:

Organization and Business

CorMedix Inc. (“CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006. The Company is a biopharmaceutical company focused on developing and commercializing therapeutic products for life-threatening diseases and conditions.

The Company’s primary focus is on the commercialization of its lead product, DefenCath® in the United States, or U.S. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath. The name DefenCath is the U.S. proprietary name approved by the U.S. Food and Drug Administration, or FDA.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2024 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2024. The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements included in such Annual Report on Form 10-K.

Note 2 - Summary of Significant Accounting Policies and Liquidity and Uncertainties:

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. Based on the Company’s current commercial plans and development plans for DefenCath and its other operating requirements, the Company’s existing cash, cash equivalents and short-term investments at March 31, 2024 are expected to fund its operations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

In March 2024, the Company received $1,395,000, net of expenses, from the sale of its unused New Jersey net operating losses (“NOL”), that was eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed the Company to sell its available NOL tax benefits for the state fiscal year 2023 in the amount of approximately $1,529,000.

The Company may raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions and/or out-licensing. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of March 31, 2024, the Company has $104,400,000 available under its current shelf registration for the issuance of equity, debt or equity-linked securities (see Note 5).

The Company’s operations are subject to a number of other factors that can affect its operating results and cash flow projections over the next twelve months from the issuance of these financial statements. Such factors include, but are not limited to: the ability to market DefenCath and generate necessary revenue in the time periods required; ability to manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital to support its operations.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s consolidated balance sheets and the reported amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2024 presentation.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$35,180,529	$25,268,225
Restricted cash	179,378	228,519
Total cash, cash equivalents and restricted cash	$35,359,907	$25,496,744

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale and equity securities are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in other comprehensive income. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2024 or December 31, 2023.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2024 and December 31, 2023, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2024:
Money Market Funds included in Cash Equivalents	$28,343,324	$-	$-	$28,343,324
U.S. Government Agency Securities	20,690,147	(480)	315	20,689,982
Commercial Paper	2,682,664	(1,657)	-	2,681,007
Subtotal	23,372,811	(2,137)	315	23,370,989
Total March 31, 2024	$51,716,135	$(2,137)	$315	$51,714,313
December 31, 2023:
Money Market Funds included in Cash Equivalents	$32,541,230	$-	$-	$32,541,230
U.S. Government Agency Securities	29,701,677	-	10,506	29,712,183
Commercial Paper	2,677,372	(1,425)	-	2,675,947
Subtotal	32,379,049	(1,425)	10,506	32,388,130
Total December 31, 2023	$64,920,279	$(1,425)	$10,506	$64,929,360

Fair Value Measurements

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments is required, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. The Company’s financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable and accrued expenses.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of their maturity dates.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a reoccurring basis as of March 31, 2024 and December 31, 2023:

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2024:
Money Market Funds and Cash Equivalents	$28,343,324	$28,343,324	$-	$-
U.S. Government Agency Securities	20,689,982	20,689,982	-	-
Commercial Paper	2,681,007	-	2,681,007	-
Subtotal	23,370,989	20,689,982	2,681,007	$-
Total March 31, 2024	$51,714,313	$49,033,306	$2,681,007	$-
December 31, 2023:
Money Market Funds and Cash Equivalents	$32,541,230	$32,541,230	$-	$-
U.S. Government Agency Securities	29,712,183	29,712,183	-	-
Commercial Paper	2,675,947	-	2,675,947	-
Subtotal	32,388,130	29,712,183	2,675,947	-
Total December 31, 2023	$64,929,360	$62,253,413	$2,675,947	$-

Inventories

The Company engages third parties to manufacture and package inventory held for sale and warehouse such goods until packaged for final distribution and sale. Costs related to the manufacturing of DefenCath incurred prior to FDA approval in order to support the preparation for commercial launch of its product were expensed as research and development expenses (“R&D”) as incurred. Upon FDA approval, costs related to the manufacturing of inventory are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Inventories expensed as R&D prior to FDA approval that can be used for commercial purposes amounted to approximately $6,388,000.

Inventory is valued utilizing the standard cost method, which approximates costs determined on the first-in first-out basis. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of March 31, 2024 and December 31, 2023, no reserves were deemed necessary.

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods for DefenCath. Inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$1,424,409	$1,525,420
Work in progress	471,415	580,925
Finished goods	424,572	-
Total	$2,320,396	$2,106,345

License Agreement

The Company’s rights under the License and Assignment Agreement with ND Partners, LLP are capitalized and stated at cost and will amortize using the straight-line method over estimated economic life of the intangible asset. The Company will amortize the intangible asset over its useful life, based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the launch date of DefenCath, the strength of the intellectual property protection of DefenCath and various other competitive, developmental and regulatory considerations, and contractual terms. See Note 4 – Commitments and Contingencies for further discussion.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities (included in accrued expenses), and operating lease liabilities, net of current portion, on the consolidated balance sheet (see Note 6).

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Since the Company has only incurred losses, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, and therefore basic and diluted loss per share are the same for all periods presented. The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
	(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	4,000	4,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding stock options	7,996,361	6,126,080
Shares underlying restricted stock units	366,235	207,469
Total potentially dilutive shares	13,811,527	11,782,480

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe the adoption of recently issued standards have or may have a material impact on its consolidated financial statements or disclosures.

ASU No. 2023-09

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The standard will be effective for CorMedix beginning in annual reporting period ending December 31, 2025, with early adoption permitted. CorMedix is currently assessing the impact of adopting this guidance on its consolidated financial statements.

ASU No. 2023-07

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The standard is effective for CorMedix beginning in annual reporting period ending December 31, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. CorMedix is currently assessing the impact of adopting this guidance on its consolidated financial statements.

Note 3 - Accrued Expenses:

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Professional and consulting fees	$1,340,502	$2,270,022
Accrued payroll and payroll taxes	2,636,726	2,718,770
License agreement payable (see Note 4 – Commitments and Contingencies)	2,000,000	-
Manufacturing related	349,421	1,835,101
Other	226,662	146,324
Total	$6,553,311	$6,970,217

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 - Commitments and Contingencies:

Contingency Matters

In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv-14020 (D.N.J.)

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv 14020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. On March 21, 2024, the court denied Defendant’s motion to dismiss without prejudice and granted lead plaintiff leave to amend the complaint. On April 22, 2024, lead plaintiff filed a third amended consolidated complaint that superseded the second amended consolidated complaint. In the third amended complaint, the lead plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive. The third amended complaint names as defendants the Company and six (6) current and former officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”). The third amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5) and that the Officer Defendants violated Section 20(a). In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims. Defendants’ motion to dismiss the third amended complaint is due on or before June 6, 2024. Lead plaintiff’s opposition is due on or before July 22, 2024. Defendants’ reply is due on or before August 21, 2024.

In re CorMedix Inc. Derivative Litigation, Case No. 2:21-cv-18493-JXN-LDW (D.N.J.)

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW (the “Derivative Litigation”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, Phoebe Mounts and Joseph Todisco along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the defendants and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. The individual defendants intend to vigorously contest such claims. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit described in the foregoing paragraph is pending. The stay may be terminated before the motion to dismiss is resolved according to certain circumstances described in the stipulation available on the Court’s public docket.

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

On or about April 18, 2023, the Court entered an order consolidating the above-mentioned shareholder derivative complaints for all purposes, including pretrial proceedings, trial and appeal. The consolidated derivative action is entitled, In re CorMedix Inc. Derivative Litigation, C.A. No. 2:21-cv-18493-JXN-LDW. The individual defendants intend to vigorously contest the claims set forth in the consolidated derivative action. The provisions of the Order to Stay entered in the Voter Action on January 21, 2022, apply to the consolidated derivative action. On April 20, 2023, the consolidated derivative action was administratively terminated and removed from the Court’s docket until the motion to dismiss the class action is resolved and the Private Securities Litigation Reform Act, or PSLRA, stay is lifted. As noted above, on April 22, 2024, the lead plaintiff in the class action filed a third amended complaint. The class action remains stayed under the PSLRA.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

License and Assignment Agreement

In 2008, the Company entered into a License and Assignment Agreement (the “ND License Agreement”) with ND Partners, LLP (“NDP”). Pursuant to the ND License Agreement, NDP granted the Company exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the “NDP Technology”). As consideration in part for the rights to the NDP Technology, upon execution of the ND License Agreement, the Company paid NDP an initial licensing fee of $325,000 and granted NDP a 5% equity interest in the Company, consisting of 7,996 shares of the Company’s common stock.

Under the ND License Agreement, the Company is required to make cash payments to NDP upon the achievement of certain milestones. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. As of December 31, 2022, the shares remaining in escrow were cancelled in accordance with the terms of the escrow agreement. Under the ND License Agreement, the maximum aggregate amount of cash payments due upon achievement of milestones was $3,000,000, with the balance being $2,000,000 as of March 31, 2024 and December 31, 2023. The initial licensing fee of $325,000, the fair value of the 5% equity interest and an additional $500,000, as a result of the achievement of one milestone, were recognized on the Company’s statement of operations in R&D in prior periods, as the related milestones were achieved by the Company prior to the FDA approval. During the three months ended March 31, 2024, the Company determined it was probable that the net sales milestones will be achieved in future periods and, as a result, the Company recorded a license intangible asset of $2,000,000 and a license agreement liability of $2,000,000, which is included within accrued expenses in the Company’s condensed consolidated balance sheet as of March 31, 2024.

The license intangible asset will be amortized as cost of goods sold over its estimated economic life, beginning in the second quarter of 2024, correlating with the product launch of DefenCath and the first period in which revenue will be recognized.

The ND License Agreement will expire on a country-by-country basis upon the earlier of (i) the expiration of the last patent claim under the ND License Agreement in a given country, or (ii) the payment of all milestone payments. Upon the expiration of the ND License Agreement in each country, we will have an irrevocable, perpetual, fully paid-up, royalty-free exclusive license to the NDP Technology in such country. The ND License Agreement also may be terminated by NDP if the Company materially breaches or defaults under the ND License Agreement and that breach is not cured within 60 days following the delivery of written notice to the Company, or by the Company on a country-by-country basis upon 60 days prior written notice in the event the Company’s Board determines not to proceed with the development of the NDP Technology. If the ND License Agreement is terminated by either party, the Company’s rights to the NDP Technology will revert back to NDP.

Note 5 - Stockholders’ Equity:

Common Stock

On August 12, 2021, the Company filed a shelf registration statement (the “2021 Shelf Registration Statement”) for the issuance of up to $150,000,000. As of March 31, 2024, the Company has $104,000,000 available under the 2021 Shelf Registration Statement.

On June 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with RBC Capital Markets, LLC and Truist Securities, Inc., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,500,000 shares of the Company’s common stock, and in lieu of common stock to certain investors, pre-funded warrants to purchase 2,500,625 shares of common stock to the underwriters. Pursuant to the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to 1,500,093 additional shares of common stock.

The offering pursuant to the 2021 Shelf Registration Statement closed on July 3, 2023. Upon closing, the Company issued and sold an aggregate of 7,500,000 shares of its common stock at a public offering price of $4.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 2,500,625 shares of its commons stock at a price of $3.999 per pre-funded warrant (see Pre-Funded Warrants below). The Company realized net proceeds of approximately $37,300,000 from the sale of its common stock and the pre-funded warrants. On July 26, 2023, the underwriters’ representatives fully exercised the option to purchase additional shares of the Company’s common stock, and on July 28, 2023, the Company issued and sold an aggregate of 1,500,093 shares of its common stock at the public offering price of $4.00 per share, less underwriting discounts and commissions, and the Company realized net proceeds of approximately $5,600,000.

During the quarter ended March 31, 2023, the Company sold an aggregate of 1,684,592 of its common stock under the previous ATM program and realized net proceeds of $7,200,000.

The Company did not sell any common stock during the quarter ended March 31, 2024.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

In January 2024, the Company granted 283,333 restricted stock units (“RSUs”) to its executive officers under its Amended and Restated 2019 Omnibus Stock Incentive Plan with a weighted average grant date fair value of $3.47 per share. The fair market value of the RSUs was estimated to be the closing price of the Company’s common stock on the date of grant. These RSUs vest 25% on the grant date and 25% each on the first, second and third anniversaries of the grant date, subject to continued service as an employee or consultant through the applicable vesting date. The Company issued 42,844 shares upon the vesting of 25% of these RSUs and 27,989 shares were withheld in lieu of withholding taxes.

As of March 31, 2024 and 2023, the Company has 366,235 and 207,469 outstanding RSUs, respectively, for which the Company recorded $362,000 and $86,000 compensation expense for the quarter ended March 31, 2024 and 2023, respectively. As of March 31, 2024, unrecognized compensation expense related to unvested RSUs is $999,000, will be recognized over a weighted average remaining period of 1.8 at March 31, 2024.

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

	As of March 31, 2024 and December 31, 2023
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665

Stock Options

During the three months ended March 31, 2024 and 2023, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,911,167 and 1,747,000 shares, respectively, of the Company’s common stock under the Amended and Restated 2019 Omnibus Stock Incentive Plan. The weighted average exercise price of these options is $3.52 and $4.36 per share, respectively.

During the three months ended March 31, 2024 and 2023, stock-based compensation expense for stock options issued to employees, directors, officers and consultants was $2,082,000 and $2,130,000, respectively.

As of March 31, 2024, there was approximately $9,132,000 in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 1.6 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the three months ended March 31, 2024:

Expected term (in years)	5.96
Volatility weighted average	98.98%
Dividend yield weighted average	0%
Risk-free interest rate weighted average	4.13%
Weighted average grant date fair value of options granted during the period	$2.82

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended March 31, 2024, the Company uses the simplified method to calculate the expected term which takes into account the vesting term and the expiration date of the stock options. The expected term of the stock options granted to consultants, if any, is based upon the full term of the respective option agreements. The expected stock price volatility for the Company’s stock options is calculated based on the historical volatility of the Company’s stock price for the expected term. The expected dividend yield of 0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.

Note 6 - Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

The Company entered into an operating lease for office space in Germany that began in July 2017 that is set to expire in June 2024. The rental agreement has a three-month term which automatically renews and includes a monthly cost of 400 Euros. The Company elected to apply the short-term practical expedient to the office lease.

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2024 and 2023 was approximately $52,000, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At March 31, 2024, the Company has a total operating lease liability of $632,000, of which approximately $155,000 and $477,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the consolidated balance sheet. At December 31, 2023, the Company’s total operating lease liability was $668,000, of which $151,000 was classified as operating lease liabilities, short-term and $517,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of March 31, 2024 and December 31, 2023 were $605,000 and $640,000, respectively.

For the three months ended March 31, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $51,000 and $50,000, respectively.

The weighted average remaining lease term as of March 31, 2024 and 2023 were 3.6 and 4.6 years, respectively, and the weighted average discount rate for operating leases was 9% at March 31, 2024 and 2023.

As of March 31, 2024, maturities of lease liabilities were as follows:

2024 (excluding the three months ended March 31, 2024)	$154,000
2025	208,000
2026	211,000
2027	169,000
Total future minimum lease payments	742,000
Less imputed interest	(110,000)
Total	$632,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our audited 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2024.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All statements, other than statements of historical facts, regarding management’s expectations, beliefs, goals, plans or CorMedix’s prospects should be considered forward-looking statements. Readers are cautioned that actual results may differ materially from projections or estimates due to a variety of important factors, and readers are directed to the Risk Factors identified in CorMedix’s filings with the SEC, including its most recent Annual Report on Form 10-K, copies of which are available free of charge at the SEC’s website at www.sec.gov or upon request from CorMedix. CorMedix may not actually achieve the goals or plans described in its forward-looking statements, and such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Investors should not place undue reliance on these statements. CorMedix assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Risks Related to our Financial Position and Need for Additional Capital

●	We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable

●	We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights

Risks Related to the Commercialization of DefenCath

●	We are highly dependent on the successful commercialization of our only approved product, DefenCath

●	The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement for use of DefenCath from third-party payors

●	The expected outpatient demand for DefenCath is highly concentrated, with two large customers accounting for more than 70% of total expected market volume. The failure of one or both of these large dialysis providers to utilize DefenCath is likely to adversely impact the commercial launch of DefenCath

●	If we are unable to effectively recruit, train, retain and equip our sales force, our ability to successfully commercialize DefenCath will be harmed

Risks Related to the Development and Commercialization of our Other Products

●	Successful development and commercialization of our product candidates is uncertain

●	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues

Risks Related to Healthcare Regulatory and Legal Compliance Matters

●	DefenCath, and our product candidates (if approved), will be subject to extensive post-approval regulation

●	Current healthcare laws and regulations in the U.S. and future legislative or regulatory reforms to the U.S. healthcare system may affect our ability to commercialize DefenCath and future marketed products profitably

●	We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us

●	Clinical trials required for our new product candidates or for expanded uses of DefenCath will be expensive and time-consuming, and their outcome is uncertain

Risks Related to Our Business and Industry

●	Healthcare institutions, physicians and patients may not accept or use our products

●	Competition and technological change may make our products and technologies less attractive or obsolete

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer

●	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, including supplements, which could negatively impact our business or prospects

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed

●	We may not successfully manage our growth

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business

●	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators

Risks Related to Our Intellectual Property

●	If we materially breach or default under the ND License Agreement with NDP, NDP would have the right to terminate the ND License Agreement, which would materially harm our business

●	If we do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products

●	Intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights

●	If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages and defend against litigation

Risks Related to Dependence on Third Parties

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or experience quality or manufacturing problems, we may be unable to meet demand for our products and we may lose potential revenues

●	We depend on third party suppliers and contract manufacturers for the manufacturing of DefenCath and all key active pharmaceutical ingredients (“APIs”), which subjects us to potential cost increases and manufacturing delays that are not within our control

●	We currently have one FDA approved supplier for each of our key APIs, taurolidine and heparin, respectively, as well as one currently FDA approved manufacturing site for DefenCath finished dosage. We are actively working to qualify an alternative manufacturing site for finished dosage as well as making preparations to qualify alternative sources of both APIs. There is no guarantee we will be successful in these endeavors.

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of new development products or expanded uses of DefenCath

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading or incomplete

●	We may rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all

Risks Related to Our Common Stock

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price

●	Our common stock price has fluctuated considerably and is likely to remain volatile, and you could lose all or a part of your investment

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult

●	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange

●	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers

●	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer

●	We do not currently pay dividends on our common stock so any returns on our common stock may be limited to the value of our common stock

●	We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

Overview

CorMedix Inc. (collectively, with our wholly owned subsidiaries, referred to herein as “we,” “us,” “our” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products of life-threatening diseases and conditions.

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

On November 15, 2023, we announced that the FDA approved the NDA for DefenCath to reduce the incidence of CRBSI in adult patients with kidney failure receiving chronic hemodialysis through a CVC. DefenCath is indicated for use in a limited and specific population of patients. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study. As a result of the November 2023 FDA approval, CorMedix is in the process of launching the product commercially.

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

We announced on April 26, 2023 that following the submission of a duplicate New Technology Add-On Payment (“NTAP”) application in the fourth quarter of 2022 to Centers for Medicare and Medicaid Services (“CMS”), CMS has subsequently issued the Inpatient Prospective Payment System (“IPPS”) 2024 proposed rule that includes a NTAP of up to $17,111 per hospital stay for DefenCath. This NTAP represents reimbursement to inpatient facilities of 75% of the anticipated wholesaler acquisition cost price of $1,170 per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. The final IPPS rule was published in early August 2023 and confirmed this payment amount in that final rule. This NTAP was conditioned upon the DefenCath NDA obtaining final FDA approval prior to July 1, 2024. As the NTAP was calculated by CMS based upon an anticipated wholesale acquisition price (“WAC”) of $1,170, and following FDA approval of the DefenCath NDA, an actual WAC of $249.99 per 3ml vial was established, we anticipate that CMS will revise the amount of the NTAP payment to reflect the actual WAC price in the next IPPS rulemaking, effective October 1, 2024. Upon the listing in the compendia of the actual WAC price of $249.99 per 3ml vial, the Company notified CMS of the new lower WAC pricing and recommended that CMS make an off-cycle adjustment to the NTAP to reflect the current lower WAC pricing amount. CMS subsequently communicated to the Company that they do not intend to update the NTAP reimbursement amount until the next review cycle in October 2024.

On January 25, 2024, CMS determined that DefenCath should be classified as a renal dialysis service that is subject to the Medicare end-stage renal disease prospective payment system (“ESRD PPS”). The ESRD PPS provides bundled payment for renal dialysis services, but also affords a transitional drug add-on payment adjustment, or TDAPA, which provides temporary, additional payments for certain new drugs and biologicals. We submitted an application for TDAPA on January 26, 2024, and received confirmation that our application was approved on April 18, 2024. We also submitted a HCPCS application for a J-code to CMS on December 8, 2023, for DefenCath, which is relevant to billing and the TDAPA application. The HCPCS J-code for DefenCath was published by CMS on April 2, 2024. TDAPA reimbursement is calculated based on 100 percent ASP (or 100 percent of wholesale acquisition price or else manufacturers’ list price, respectively, if such data is unavailable). TDAPA and post-TDAPA add-on payment adjustments for DefenCath apply for five years (with such add-on payments applying to all ESRD PPS payments for years three through five). CMS confirmed a July 1, 2024 implementation date for HCPCS and TDAPA as described below.

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

We currently have one FDA approved source for each of our two key APIs for DefenCath, taurolidine and heparin sodium, respectively. With regards to taurolidine, we have a DMF filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer and us in place from August 2018. We are currently in the process of identifying and qualifying an alternate third-party manufacturer for taurolidine under our existing DMF. With respect to heparin sodium API, we have identified an alternate third-party supplier and intend to qualify such supplier under the DefenCath NDA over the next twelve months.

We received FDA approval of DefenCath with finished dosage production from our European based CMO Rovi Pharma Industrial Services. We believe this CMO has adequate capacity to produce the volumes needed to meet near-term projected demand for the commercial launch of DefenCath.

We previously announced a commercial arrangement with Siegfried Hameln to qualify their site as an additional finished dosage manufacturing site for DefenCath. The Company submitted the NDA supplement to FDA on May 7, 2024 as described below.

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

As part of the DefenCath approval letter, the FDA communicated the existence of a required pediatric assessment under the Pediatric Research Equity Act, or PREA. PREA requires sponsors to conduct pediatric studies for, among other things, NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. FDA deferred submission of the pediatric study for DefenCath because the product is ready for approval for use in adults and the pediatric study has not been completed. We are currently obligated to conduct the study communicated in the approval letter: an open-label, two-arm (DefenCath vs. standard of care) study to assess safety and time to CRBSI in subjects from birth to less than 18 years of age with kidney failure receiving hemodialysis via a central venous catheter. CorMedix intends to address the design and requirements for the pediatric study during our Type C meeting with the FDA during 2024. Because this is a required post-marketing study, we would be required to make annual reports to the FDA. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, provides an additional six months of exclusivity that attaches to the end of existing marketing exclusivity and patent periods for DefenCath. Depending on the timing of final report submission, DefenCath could potentially receive a total marketing exclusivity period of 10.5 years. However, there are factors that could affect whether this exclusivity is received or the duration of exclusivity, and DefenCath may or may not ultimately be eligible for the additional 0.5 years of exclusivity associated with this pediatric study.

The Company previously marketed and sold Neutrolin, a CLS product where we received CE-Mark approval for commercial distribution in the EU and other territories. The Company previously elected to discontinue sales of Neutrolin for lack of commercial viability. The winding down of our operations in the EU is nearly complete and Neutrolin sales in both the EU and the Middle East have been discontinued since 2022.

In addition, the following events have occurred subsequent to March 31, 2024:

●	CMS HCPCS Determination. CMS published its HCPCS coding decision for DefenCath on April 2, 2024, establishing a new HCPCS Level II code for DefenCath.

●	DefenCath Development Plan. The FDA granted the Company’s Type C meeting request to discuss an updated development plan for DefenCath and pediatric study requirements. The Company expects to receive feedback from the FDA by the end of the second quarter of 2024.

●	First Customer Announcement. On April 8, 2024, the Company announced it had entered into a 5-year commercial supply contract with ARC Dialysis, LLC, a Florida-based dialysis provider, for the supply of DefenCath.

●	Inpatient Commercial Launch. On April 15, 2024, the Company announced that DefenCath is commercially available for U.S. inpatient use.

●	Outpatient Reimbursement. On April 18, 2024, CMS notified the Company of its determination that DefenCath meets the criteria for a Transitional Drug Add-On Payment (referred to herein as “TDAPA”) and will be effective July 1, 2024. The TDAPA program currently provides for five years of additional payment reimbursement beyond the ESRD bundled rate to outpatient providers.

●	PAS Submission for Alternate Manufacturing. On May 7, 2024 the Company submitted to FDA a supplement to the CorMedix NDA adding Siegfried Hameln as an alternate finished dosage manufacturing site for DefenCath. Pending FDA review and approval, the Company anticipates approval of the supplement by the end of 2024.

Financial Operations Overview

Revenues

We have not generated substantial revenue since our inception. Our ability to generate future revenue and become profitable depends on our ability to successfully commercialize DefenCath beginning in the second quarter of 2024 and any product candidates that we may advance in the future. If we fail to successfully commercialize DefenCath, or any other product candidates we advance in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, could be adversely affected. Through March 31, 2024, we have funded our operations primarily through debt and equity financings.

Cost of Revenues

Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance.

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

Foreign Currency Exchange Transaction Gain (Loss)

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than our functional currency and is reported in the consolidated statement of operations as a separate line item within other income (expense). The intercompany loans outstanding between our New Jersey-based subsidiary and our Germany-based subsidiary will not be repaid and the nature of the funding advanced was of a long-term investment nature. As such, unrealized foreign exchange movements related to long-term intercompany loans are recorded in other comprehensive income (loss).

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on financing of expenditures.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following is a tabular presentation of our consolidated operating results for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,		% of Change Increase
	2024	2023	(Decrease)
Revenues, net	$-	$-	-
Cost of revenues	(819)	-	100%
Gross loss	(819)	-	-
Operating Expenses:
Research and development	(838)	(3,407)	(75)%
Selling, general and administrative	(15,048)	(7,610)	98%
Total operating expenses	(15,886)	(11,017)	44%
Loss from operations	(16,705)	(11,017)	52%
Interest income	857	446	92%
Foreign exchange transaction (loss) gain	(4)	12	(132)%
Interest expense	(10)	(9)	12%
Net loss before income taxes	(15,862)	(10,568)	50%
Tax benefit	1,395	-	-
Net loss	(14,467)	(10,568)	37%
Other comprehensive (loss) income	(10)	19	(158)%
Comprehensive loss	$(14,477)	$(10,549)	37%

Cost of Revenues. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance.  We expect these relatively fixed costs to become less significant as a percentage of net sales with anticipated sales volume increases. There were no direct costs of product sales during the three months ended March 31, 2024 as commercial launch of DefenCath occurred in the second quarter of 2024.  Indirect costs of $819,000 for the three months ended March 31, 2024 represent the proportion of salaries, benefits and insurance expenses representing excess capacity pertaining to pre-launch related activities. Certain pre-approval validation batch product previously expensed as R&D will improve margins throughout 2024 or until such inventory is depleted.

Research and Development Expense. R&D expense was $838,000 for the three months ended March 31, 2024, a decrease of $2,569,000, or 75%, from $3,407,000 for the same period in 2023. The decrease was driven by the approval of DefenCath. As a result of the post FDA approval commercial operations, costs related to medical affairs and certain personnel expenses that supported R&D efforts prior to the FDA approval of DefenCath have been recognized in selling, general and administrative expense during the three months ended March 31, 2024, as compared to the same period last year that were recognized in R&D. In addition, a portion of the costs related to the manufacturing of DefenCath, previously recognized in R&D, are now capitalized as a result of the FDA approval. There was also a decrease in non-cash charges for stock-based compensation of $339,000.

Selling, General and Administrative Expense. SG&A expense was $15,048,000 for the three months ended March 31, 2024, an increase of $7,438,000 or 97%, from $7,610,000 for the same period in 2023. The increase was primarily attributable to increases in personnel expenses of $3,756,000, due to the hiring of sales force, medical affairs and marketing personnel. The increase in costs related to medical affairs, market research studies and launch activities in preparation for the commercial marketing of DefenCath of $2,679,000 was a result of the post FDA approval operations that supported R&D efforts prior to the FDA approval, which are now recognized in selling, general and administrative expense during the three months ended March 31, 2024. There were also increases in non-cash charges for stock-based compensation of $449,000, consulting fees of $281,000 and business development activities of $218,000.

Interest Income. Interest income was $857,000 for the three months ended March 31, 2024 compared to $446,000 for the same period last year, an increase of $411,000, or 92%. The increase was attributable to higher interest rates and higher average balance in short-term investments during this period as compared to the same period last year.

Foreign Exchange Transaction Gain (Loss). Foreign exchange transaction gain (loss) were due to the re-measuring of transactions denominated in a currency other than our functional currency. For the quarter ended March 31, 2024, there was a loss of $4,000 and a gain of $12,000 for the same period in 2023.

Interest Expense. Interest expense was $10,000 for the three months ended March 31, 2024 as compared to $9,000 for the same period in 2023, an increase of $1,000, primarily due to higher interest rates on expenses that were financed this year as compared to the same period last year.

Other Comprehensive (Loss) Income. Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive (loss) income which resulted in the loss of $10,000 for the three months ended March 31, 2024 and a gain of $19,000 for the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our R&D and SG&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the three months ended March 31, 2024, we did not have any sales of common stock as compared to $7,200,000 net proceeds for the same period in 2023 from the issuance of 1,684,592 shares of common stock. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate profits.

In March 2024, we received $1,395,000, net of expenses, from the sale of our unused New Jersey net operating losses (“NOL”), that was eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed us to sell our available NOL tax benefits for the state fiscal year 2023 in the amount of approximately $1,529,000.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $17,310,000 as compared to $10,394,000 for the same period in 2023, an increase of $6,916,000. The increase is primarily driven by an increase in net loss of $3,899,000, attributable to a net increase in operating expenses of $4,869,000. As a result of the approval of DefenCath, cost of revenues of $819,000, which are indirect fixed costs related to the manufacturing and distribution of DefenCath were recognized, as compared to the same period last year, these costs were recognized as R&D. There was also an increase in prepaid expenses and other current assets of $1,226,000 and decreases in accrued expenses of $2,416,000 and accounts payable of $1,453,000, among others of lesser significance.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended March 31, 2024 was $8,945,000 as compared to $14,687,000 of net cash used in investing activities for the same period in 2023. The net cash provided during the three months ended March 31, 2024, was mainly driven by an increase in maturity of the amount invested in short-term investments, partially offset by lower purchase of short-term investments in 2024 as compared to the same period in 2023.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $97,000 due to the payment of employee withholding taxes as a result of the issuance of shares for vested restricted stock units. Net cash provided by financing activities for the three months ended March 31, 2023 was $7,200,000, attributable to the net proceeds generated from the sale of our common stock in our at-the-market program, or ATM program.

Funding Requirements and Liquidity

Our total cash, cash equivalents and short-term investments as of March 31, 2024 was $58,552,000, excluding restricted cash of $179,000, compared with $76,031,000 for the year ended December 31, 2023, excluding restricted cash of $181,000. As of March 31, 2024, we have $104,400,000 available under our 2021 Shelf Registration Statement for the issuance of equity, debt or equity-linked securities.

Because our business has not generated positive operating cash flow, we may need to raise additional capital in order to continue to fund our research and development activities, as well as to fund operations generally. Our continued operations are focused on the commercial launch of DefenCath and we can provide no assurances that financing or strategic relationships will be available on acceptable terms, or at all, if additional funds are needed.

We expect to continue to fund operations from cash, cash equivalents and short-term investments and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the sale of our products or through strategic alliances. We expect to implement an ATM program, which may be utilized to support our ongoing funding requirements. Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including any change in the timing of the commercial launch of DefenCath or the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We expect to generate product sales for DefenCath in the U.S. In the absence of significant revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we increase other activities leading to the commercialization of DefenCath and pursue business development activities.

We currently estimate that as of March 31, 2024, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. These estimates are based upon the commercial launch in the second quarter of 2024, and other base case assumptions for market penetration, average selling price, research and development expense and commercial infrastructure cost. Additional financing may be needed to build out our commercial infrastructure and to continue our operations. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about revenue and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

For the three-month period ended March 31, 2024, there were no significant changes to our critical accounting estimates as identified in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the intangible asset probability assessment (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to our Unaudited Condensed Consolidated Interim Financial statement contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q) and the assessment of going concern uncertainty. The intangible asset probability assessment is based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing of DefenCath launch in the outpatient setting, uptake of our product in the inpatient and outpatient settings and commercial contract terms that align with our internal assumptions. Based on this assessment, as necessary or applicable, we make certain assumptions around revenue. The assessment of going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our condensed consolidated financial statements are issued (the “look-forward period”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing of DefenCath launch in the outpatient setting, uptake of our product in the inpatient and outpatient settings and commercial contract terms that align with our internal assumptions. Based on this assessment, as necessary or applicable, we make certain assumptions around revenue, gross profit, operating expenses, inventory build and working capital needs to the extent we deem probable those implementations can be achieved within the look-forward period. For additional information, refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our legal proceedings, see Note 4, Commitments and Contingencies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

CORMEDIX INC.

Date: May 9, 2024	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)