Form 10-Q
period 2024-06-30
CorMedix Inc.
filed 2024-08-14
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the issuer’s common stock, as of August 12, 2024 was 55,859,964.

CORMEDIX INC. AND SUBSIDIARIES

- i -

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$28,540,633	$43,642,684
Restricted cash	-	77,453
Short-term investments	17,069,660	32,388,130
Trade receivables	206,337	-
Inventories	4,011,560	2,106,345
Prepaid research and development expenses	227,167	353,574
Other prepaid expenses and current assets	3,139,022	882,214
Total current assets	53,194,379	79,450,400
Property and equipment, net	1,915,569	1,866,224
License intangible asset, net	1,948,052	-
Restricted cash, long-term	104,426	103,055
Operating lease right-of-use asset	568,168	640,278
TOTAL ASSETS	$57,730,594	$82,059,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,344,803	$4,279,679
Accrued expenses	7,607,537	6,970,217
Operating lease liability, short-term	159,077	150,619
Total current liabilities	11,111,417	11,400,515
Operating lease liability, net of current portion	435,246	517,013
TOTAL LIABILITIES	11,546,663	11,917,528

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at June 30, 2024 and December 31, 2023	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized; 55,274,791 and 54,938,258 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	55,274	54,938
Accumulated other comprehensive gain	85,731	94,108
Additional paid-in capital	396,360,369	391,693,214
Accumulated deficit	(350,317,625)	(321,700,013)
TOTAL STOCKHOLDERS’ EQUITY	46,183,931	70,142,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,730,594	$82,059,957

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Net sales	$806,119	$-	$806,119	$-
Cost of sales	(509,839)	-	(1,328,377)	-
Gross profit (loss)	296,280	-	(522,258)	-
Operating Expenses:
Research and development	(650,988)	(4,794,758)	(1,488,432)	(8,202,260)
Selling and marketing	(7,386,841)	(3,256,047)	(13,724,061)	(5,897,223)
General and administrative	(7,559,277)	(3,753,777)	(16,270,310)	(8,722,278)
Total Operating Expenses	(15,597,106)	(11,804,582)	(31,482,803)	(22,821,761)
Loss From Operations	(15,300,826)	(11,804,582)	(32,005,061)	(22,821,761)
Other Income (Expense):
Interest income	657,366	550,183	1,514,551	996,567
Foreign exchange transaction loss	(1,473)	(13,368)	(5,481)	(1,023)
Other income	500,000	-	500,000	-
Interest expense	(6,556)	(5,851)	(16,391)	(14,627)
Total Other Income	1,149,337	530,964	1,992,679	980,917
Loss before income taxes	(14,151,489)	(11,273,618)	(30,012,382)	(21,840,844)
Tax benefit	-	-	1,394,770	-
Net Loss	(14,151,489)	(11,273,618)	(28,617,612)	(21,840,844)
Other Comprehensive Income (Loss):
Unrealized income (loss) from investments	2,030	(10,732)	(8,872)	5,661
Foreign currency translation gain	240	197	495	2,293
Total Other Comprehensive Income (Loss)	2,270	(10,535)	(8,377)	7,954
Comprehensive Loss	$(14,149,219)	$(11,284,153)	$(28,625,989)	$(21,832,890)
Net Loss Per Common Share – Basic and Diluted	$(0.25)	$(0.25)	$(0.50)	$(0.49)
Weighted Average Common Shares Outstanding – Basic and Diluted	57,620,974	45,365,635	57,562,064	44,731,838

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at March 31, 2024	54,959,270	$54,959	181,622	$182	$83,461	$394,040,254	$(336,166,136)	$58,012,720
Stock issued in connection with ATM sale of common stock, net	231,097	231	-	-	-	1,009,369	-	1,009,600
Stock issued in connection with options exercised	49,165	49	-	-	-	186,433	-	186,482
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	35,259	35				(139,532)		(139,497)
Stock-based compensation	-	-	-	-	-	1,263,845	-	1,263,845
Other comprehensive gain	-	-	-	-	2,270	-	-	2,270
Net loss	-	-	-	-	-	-	(14,151,489)	(14,151,489)
Balance at June 30, 2024	55,274,791	$55,274	181,622	$182	$85,731	$396,360,369	$(350,317,625)	$46,183,931

For the six months ended June 30, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January 1, 2024	54,938,258	$54,938	181,622	$182	$94,108	$391,693,214	$(321,700,013)	$70,142,429
Stock issued in connection with ATM sale of common stock, net	231,097	231	-	-	-	1,009,369	-	1,009,600
Stock issued in connection with options exercised	49,165	49	-	-	-	186,433	-	186,482
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	78,103	78				(236,693)		(236,615)
Cancellation of shares held in escrow	(21,832)	(22)				22		-
Stock-based compensation	-	-	-	-	-	3,708,024	-	3,708,024
Other comprehensive loss	-	-	-	-	(8,377)	-	-	(8,377)
Net loss	-	-	-	-	-	-	(28,617,612)	(28,617,612)
Balance at June 30, 2024	55,274,791	$55,274	181,622	$182	$85,731	$396,360,369	$(350,317,625)	$46,183,931

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2023

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at March 31, 2023	44,499,788	$44,500	181,622	$182	$101,232	$339,709,852	$(285,928,012)	$53,927,754
Stock issued in connection with ATM sale of common stock, net	1,181,829	1,182	-	-	-	5,313,621	-	5,314,803
Stock issued in connection with options exercised	57,375	57	-	-	-	233,799	-	233,856
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	66,291	67	-	-	-	(198,509)	-	(198,442)
Stock-based compensation	-	-	-	-	-	1,057,291	-	1,057,291
Other comprehensive loss	-	-	-	-	(10,535)	-	-	(10,535)
Net loss	-	-	-	-	-	-	(11,273,618)	(11,273,618)
Balance at June 30, 2023	45,805,283	$45,806	181,622	$182	$90,697	$346,116,054	$(297,201,630)	$49,051,109

For the six months ended June 30, 2023

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at January 1, 2023	42,815,196	$42,815	181,622	$182	$82,743	$330,294,782	$(275,360,786)	$55,059,736
Stock issued in connection with ATM sale of common stock, net	2,866,421	2,867	-	-	-	12,512,342	-	12,515,209
Stock issued in connection with options exercised	57,375	57	-	-	-	233,799	-	233,856
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	66,291	67	-	-	-	(198,509)	-	(198,442)
Stock-based compensation	-	-	-	-	-	3,273,640	-	3,273,640
Other comprehensive gain	-	-	-	-	7,954	-	-	7,954
Net loss	-	-	-	-	-	-	(21,840,844)	(21,840,844)
Balance at June 30, 2023	45,805,283	$45,806	181,622	$182	$90,697	$346,116,054	$(297,201,630)	$49,051,109

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,617,612)	$(21,840,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,708,024	3,273,640
Change in right-of-use assets	72,110	65,901
Depreciation	46,750	34,292
Amortization of intangible	51,948	-
Changes in operating assets and liabilities:
Increase in trade receivables	(206,337)	-
Increase in inventory	(1,905,215)	-
Increase in prepaid expenses and other current assets	(2,130,587)	(1,502,179)
(Decrease) Increase in accounts payable	(934,870)	698,353
(Decrease) Increase in accrued expenses	(1,361,111)	370,099
Decrease in operating lease liabilities	(73,310)	(65,578)
Net cash used in operating activities	(31,350,210)	(18,966,316)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(19,806,594)	(42,901,487)
Maturity of short-term investments	35,116,192	25,850,000
Purchase of equipment	(96,095)	(21,124)
Net cash provided by (used in) investing activities	15,213,503	(17,072,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	1,009,600	12,515,209
Payment of employee withholding taxes on vested restricted stock units	(236,615)	(198,442)
Proceeds from exercise of stock options	186,482	233,856
Net cash provided by financing activities	959,467	12,550,623
Foreign exchange effect on cash	(893)	2,531
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,178,133)	(23,485,773)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	43,823,192	43,374,745
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$28,645,059	$19,888,972
Cash paid for interest	$16,391	$14,627
Supplemental Disclosure of Non-Cash Investing Activities:
Liability related to license agreement	$2,000,000	-
Unrealized (loss) gain from investments	$(8,872)	$5,661

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

Note 2 - Summary of Significant Accounting Policies and Liquidity and Uncertainties:

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. Based on the Company’s current commercial plans and development plans for DefenCath and its other operating requirements, the Company’s existing cash, cash equivalents and short-term investments at June 30, 2024 are expected to fund its operations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

The Company may raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, potential strategic transactions and/or out-licensing. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of June 30, 2024, approximately $48,800,000 of the Company’s common stock remains available for sale under the 2024 ATM program, with $100,000,000 of remaining capacity under the 2024 Shelf Registration Statement for the issuance of Company securities (see Note 6).

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

Trade Accounts Receivable and Allowances

The Company complies with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for credit losses by considering a number of factors, including the length of time balances are past due, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for credit losses as of June 30, 2024.

Major Customers

The major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three and six months ended June 30, 2024, the Company had sales to one customer that accounted for 100% of its total revenue of $806,119. This customer also accounts for 100% of the Company’s accounts receivable as of June 30, 2024.

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts, the balances of which, at times, may exceed federally insured limits.

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$28,540,633	$19,699,565
Restricted cash	104,426	189,407
Total cash, cash equivalents and restricted cash	$28,645,059	$19,888,972

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in other comprehensive income. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at June 30, 2024 or December 31, 2023.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of June 30, 2024 and December 31, 2023, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2024:
Money Market Funds included in Cash Equivalents	$21,230,822	$-	$22	$21,230,844
U.S. Government Agency Securities	15,898,364	(320)	524	15,898,568
Commercial Paper	1,171,108	(46)	30	1,171,092
Subtotal	17,069,472	(366)	554	17,069,660
Total June 30, 2024	$38,300,294	$(366)	$576	$38,300,504
December 31, 2023:
Money Market Funds included in Cash Equivalents	$32,541,230	$-	$-	$32,541,230
U.S. Government Agency Securities	29,701,677	-	10,506	29,712,183
Commercial Paper	2,677,372	(1,425)	-	2,675,947
Subtotal	32,379,049	(1,425)	10,506	32,388,130
Total December 31, 2023	$64,920,279	$(1,425)	$10,506	$64,929,360

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a reoccurring basis as of June 30, 2024 and December 31, 2023:

	Carrying Value	Level 1	Level 2	Level 3
June 30, 2024:
Money Market Funds and Cash Equivalents	$21,230,844	$21,230,844	$-	$-
U.S. Government Agency Securities	15,898,568	15,898,568	-	-
Commercial Paper	1,171,092	-	1,171,092	-
Subtotal	17,069,660	15,898,568	1,171,092	$-
Total June 30, 2024	$38,300,504	$37,129,412	$1,171,092	$-
December 31, 2023:
Money Market Funds and Cash Equivalents	$32,541,230	$32,541,230	$-	$-
U.S. Government Agency Securities	29,712,183	29,712,183	-	-
Commercial Paper	2,675,947	-	2,675,947	-
Subtotal	32,388,130	29,712,183	2,675,947	-
Total December 31, 2023	$64,929,360	$62,253,413	$2,675,947	$-

Inventories

The Company engages third parties to manufacture and package inventory held for sale and warehouse such goods until packaged for final distribution and sale. Costs related to the manufacturing of DefenCath incurred prior to FDA approval in order to support the preparation for commercial launch of its product were expensed as research and development expenses (“R&D”) as incurred. Upon FDA approval, costs related to the manufacturing of inventory are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Inventories expensed as R&D prior to FDA approval that can be used for commercial purposes amounted to approximately $6,359,000.

Inventory is valued utilizing the standard cost method, which approximates costs determined on the first-in first-out basis. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of June 30, 2024 and December 31, 2023, no reserves were deemed necessary.

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods for DefenCath. Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$919,801	$1,525,420
Work in progress	2,014,921	580,925
Finished goods	1,076,838	-
Total	$4,011,560	$2,106,345

Revenue Recognition

The Company recognizes revenue from the sale of its product, DefenCath, in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when it believes that it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer. The Company’s product revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is received by a customer. The Company’s customers are located in the United States and consist primarily of wholesale distributors and outpatient service providers.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Variable Consideration

The Company includes an estimate of variable consideration in its transaction price at the time of sale when control of the product transfers to the customer. Variable consideration includes:

●	Distribution service fees;

●	Prompt pay and other discounts;

●	Product returns;

●	Chargebacks;

●	Rebates;

●	Volume incentive rebates;

The Company assesses whether or not an estimate of variable consideration is constrained based on the probability that a significant reversal in the amount of cumulative revenue may occur in the future when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may vary from our estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect product sales and earnings in the period such variances become known.

The specific considerations that the Company uses in estimating these amounts related to variable considerations are as follows:

Distribution services fees – The Company pays distribution service fees primarily to its wholesale distributors. The Company reserves these fees based on actual net sales and the contractual fee rates negotiated with the customers in the distribution channel. The Company records these fees as contra accounts receivable on the balance sheet.

Prompt pay and other discounts – The Company provides customers with prompt pay discounts. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are expected to be taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the invoice price. Prompt pay discount estimates are recorded as contra accounts receivable on the balance sheet.

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. The Company determines its estimate for product returns based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to both inpatient and outpatient facilities), and (ii) the estimated remaining shelf life of DefenCath held by the wholesale distributors and outpatient service providers. Since the returns primarily consist of expired and short dated products that will not be resold, the Company does not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of revenue is deferred due to the anticipated return). Estimated product returns are recorded as accrued expenses on the balance sheet.

Chargebacks – Certain covered entities, group purchasing organizations (GPO) and government entities will be able to purchase the product at a price discounted below WAC. The difference between the GPO, government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra accounts receivable on the balance sheet.

Rebates – The Company is subject to negotiated discount obligations to different prescription benefit managers (PBM), other commercial organizations or government programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates are typically invoiced in arrears. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter based on expected product utilization, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as accrued expenses on the balance sheet.

Volume Incentive Rebates – The Company is subject to negotiated volume incentive rebates with certain direct customers (primarily outpatient service providers). Rebates are owed based on predetermined volume levels and payable per the terms in the customer contracts. The Company estimates and records volume incentive rebates based on anticipated purchase volume with specific customers based on communications with the customer. Volume incentive rebates are recorded as accrued expenses on the balance sheet.

Provisions for the revenue reserves described above totaled $194,000 for the three and six months ended June 30, 2024. As of June 30, 2024, reserves on the balance sheet associated with variable consideration were $194,000.

License Agreement

The Company’s rights under the License and Assignment Agreement with ND Partners, LLP are capitalized and stated at cost and will amortize using the straight-line method over estimated economic life of the intangible asset. The Company will amortize the intangible asset over its useful life, based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the launch date of DefenCath, the strength of the intellectual property protection of DefenCath and various other competitive, developmental and regulatory considerations, and contractual terms. See Note 5 – Commitments and Contingencies for further discussion.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion, on the consolidated balance sheet (see Note 7).

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

	Six Months Ended June 30,
	2024	2023
	(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	4,000	4,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding stock options	8,048,134	5,929,143
Shares underlying restricted stock units	303,994	103,735
Total potentially dilutive shares	13,801,059	11,481,809

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

Note 3 – Other Prepaid Expenses and Current Assets:

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consist of the following:

	June 30, 2024	December 31, 2023
Manufacturing	$994,481	$-
Commercial	595,484	171,393
Vendor settlement receivable	500,000	-
Subscriptions	471,325	466,114
Medical affairs	259,145	-
Insurance	107,078	126,616
Other	211,509	118,091
Total	$3,139,022	$882,214

Note 4 - Accrued Expenses:

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Professional and consulting fees	$1,192,682	$2,270,022
Accrued payroll and payroll taxes	3,438,384	2,718,770
License agreement payable (see Note 5 – Commitments and Contingencies)	2,000,000	-
Manufacturing related	389,993	1,835,101
Accrued gross-to-net deductions	150,188	-
Other	436,290	146,324
Total	$7,607,537	$6,970,217

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 - Commitments and Contingencies:

Contingency Matters

In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv-14020 (D.N.J.)

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv 14020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. On March 21, 2024, the court denied Defendant’s motion to dismiss without prejudice and granted lead plaintiff leave to amend the complaint. On April 22, 2024, lead plaintiff filed a third amended consolidated complaint that superseded the second amended consolidated complaint. In the third amended complaint, the lead plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive. The third amended complaint names as defendants the Company and six (6) current and former officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”). The third amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5) and that the Officer Defendants violated Section 20(a). In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims. The Company filed its motion to dismiss the third amended complaint on June 6, 2024, and received from Plaintiffs their opposition to the Company’s motion to dismiss on July 22, 2024. The Company will be filing its response on or before August 21, 2024.

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

Under the ND License Agreement, the Company is required to make cash and equity payments to NDP upon the achievement of certain milestones. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. As of December 31, 2022, the shares remaining in escrow were cancelled in accordance with the terms of the escrow agreement. Under the ND License Agreement, the maximum aggregate amount of cash payments due upon achievement of milestones was $3,000,000, with the balance being $2,000,000 as of June 30, 2024 and December 31, 2023. The initial licensing fee of $325,000, the fair value of the 5% equity interest (7,996 shares of the Company’s common stock) and an additional $500,000, as a result of the achievement of one milestone, were recognized on the Company’s statement of operations in R&D in prior periods, as the related milestones were achieved by the Company prior to the FDA approval. During the six months ended June 30, 2024, the Company determined it was probable that the net sales milestones will be achieved in future periods and, as a result, the Company recorded a license intangible asset of $2,000,000 and a license agreement liability of $2,000,000, which is included within accrued expenses in the Company’s condensed consolidated balance sheet as of June 30, 2024.

Beginning in the second quarter of 2024, the license intangible asset is amortized as cost of goods sold over its estimated economic life of approximately 10 years. The amortization start period correlates with the product launch of DefenCath and the first period in which revenue will be recognized. Amortization expense of approximately $52,000 was recorded during the three and six month periods ending June 30, 2024.

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

Note 6 - Stockholders’ Equity:

Common Stock

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

On May 9, 2024, the Company filed a shelf registration statement (the “2024 Shelf Registration Statement”) for the issuance of up to $150,000,000 of Company securities. Also on May 9, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000 of its common stock through the sales agents under the 2024 Shelf Registration Statement, subject to limitations imposed by the Company and subject to the sales agent’s acceptance (the “2024 ATM program “). The sales agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the 2024 ATM program. As of June 30, 2024, approximately $48,800,000 of the Company’s common stock remains available for sale under its 2024 ATM program, with $100,000,000 of capacity remaining under its 2024 Shelf Registration Statement for the issuance of Company securities.

During the three and six months ended June 30, 2024, the Company sold an aggregate of 231,097 shares of its common stock, respectively, under the 2024 ATM program and realized net proceeds of approximately $1,010,000. For the three and six months ended June 30, 2023, the Company sold under its previous at-the-market program, an aggregate of 1,181,829 and 2,866,421 shares of its common stock, respectively, and realized net proceeds of $5,315,000 and $12,515,000, respectively.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

In January 2024, the Company granted 283,333 restricted stock units (“RSUs”) to its executive officers under its Amended and Restated 2019 Omnibus Stock Incentive Plan with a weighted average grant date fair value of $3.47 per share. The fair market value of the RSUs was estimated to be the closing price of the Company’s common stock on the date of grant. These RSUs vest 25% on the grant date and 25% each on the first, second and third anniversaries of the grant date, subject to continued service as an employee or consultant through the applicable vesting date. During the six months ended June 30, 2024, the Company issued 42,844 shares upon the vesting of 25% of these RSUs on the grant date and 27,989 shares were withheld in lieu of withholding taxes.

In May 2024 and 2023, 62,241 and 103,734 RSUs vested, respectively, pursuant to a grant made to the Company’s chief executive officer, of which 35,259 and 66,291 shares of common stock were issued by the Company, respectively, and 26,982 and 37,443 shares, respectively, were withheld in lieu of withholding taxes.

As of June 30, 2024, the Company has 303,994 outstanding RSUs. The Company recorded $114,000 and $476,000 compensation expense for the three and six months ended June 30, 2024, respectively, and $68,000 and $154,000 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, unrecognized compensation expense for these RSUs amounted to $886,000 and the expected weighted average period for the expense to be recognized is 1.7 years.

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

	As of June 30, 2024 and December 31, 2023
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665

Stock Options

During the six months ended June 30, 2024 and 2023, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 2,043,667 and 1,901,200 shares, respectively, of the Company’s common stock under the Amended and Restated 2019 Omnibus Stock Incentive Plan. The weighted average exercise price of these options is $3.62 and $4.43 per share, respectively.

During the three and six months ended June 30, 2024, stock-based compensation expense for stock options issued to employees, directors, officers and consultants was $1,150,000 and $3,232,000, respectively, and $989,000 and $3,119,000 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there was approximately $8,464,000 in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 1.5 years.

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the six months ended June 30, 2024:

Expected term (in years)	5.98
Volatility weighted average	98.95%
Dividend yield weighted average	0%
Risk-free interest rate weighted average	4.15%
Weighted average grant date fair value of options granted during the period	$2.90

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

Note 7 - Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

The Company entered into an operating lease for its office space in Germany that began in July 2017 and terminated in June 2024. The agreement had a monthly cost of 400 Euros.

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 was approximately $52,000 and $104,000, respectively, and $52,000 and $104,000 for the three and six months ended June 30, 2023, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At June 30, 2024, the Company has a total operating lease liability of $594,000, of which $159,000 was classified as operating lease liabilities, short-term and $435,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. At December 31, 2023, the Company’s total operating lease liability was $668,000, of which $151,000 was classified as operating lease liabilities, short-term and $517,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of June 30, 2024 and December 31, 2023 were $568,000 and $640,000, respectively.

For each of the three and six months ended June 30, 2024, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $51,000 and $102,000, respectively, and $50,000 and $100,000 for the three and six months ended June 30, 2023, respectively.

The weighted average remaining lease term as of June 30, 2024 and 2023 was 3.3 and 4.3 years, respectively, and the weighted average discount rate for operating leases was 9% at June 30, 2024 and 2023.

As of June 30, 2024, maturities of lease liabilities were as follows:

2024 (excluding the six months ended June 30, 2024)	$102,000
2025	208,000
2026	211,000
2027	169,000
Total future minimum lease payments	690,000
Less imputed interest	(96,000)
Total	$594,000

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All statements, other than statements of historical facts, regarding management’s expectations, beliefs, goals, plans or CorMedix’s prospects should be considered forward-looking statements. Readers are cautioned that actual results may differ materially from projections or estimates due to a variety of important factors, and readers are directed to the Risk Factors identified in CorMedix’s filings with the SEC, including its most recent Annual Report on Form 10-K, copies of which are available free of charge at the SEC’s website at www.sec.gov or upon request from CorMedix, and a summary of which is copied below. CorMedix may not actually achieve the goals or plans described in its forward-looking statements, and such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Investors should not place undue reliance on these statements. CorMedix assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Risks Related to our Financial Position and Need for Additional Capital

●	We have a history of operating losses, expect to incur additional operating losses in the future and may never be profitable

●	We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights

Risks Related to the Commercialization of DefenCath

●	We are highly dependent on the successful commercialization of our only approved product, DefenCath

●	The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement for use of DefenCath from third-party payors

●	The expected outpatient demand for DefenCath is highly concentrated, with two large customers accounting for more than 70% of total expected market volume. The failure of one or both of these large dialysis providers to utilize DefenCath is likely to adversely impact the commercial launch of DefenCath

●	If we are unable to effectively recruit, train, retain and equip our sales force, our ability to successfully commercialize DefenCath will be harmed

Risks Related to the Development and Commercialization of our Other Products

●	Successful development and commercialization of our product candidates is uncertain

●	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues

Risks Related to Healthcare Regulatory and Legal Compliance Matters

●	DefenCath, and our product candidates (if approved), will be subject to extensive post-approval regulation

●	Current healthcare laws and regulations in the U.S. and future legislative or regulatory reforms to the U.S. healthcare system may affect our ability to commercialize DefenCath and future marketed products profitably

●	We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us

●	Clinical trials required for our new product candidates or for expanded uses of DefenCath will be expensive and time-consuming, and their outcome is uncertain

Risks Related to Our Business and Industry

●	Healthcare institutions, physicians and patients may not accept or use our products

●	Competition and technological change may make our products and technologies less attractive or obsolete

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer

●	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, including supplements, which could negatively impact our business or prospects

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed

●	We may not successfully manage our growth

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business

●	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators

Risks Related to Our Intellectual Property

●	If we materially breach or default under the ND License Agreement with NDP, NDP would have the right to terminate the ND License Agreement, which would materially harm our business

●	If we do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products

●	Intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights

●	If we infringe the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation

Risks Related to Dependence on Third Parties

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or experience quality or manufacturing problems, we may be unable to meet demand for our products and we may lose potential revenues

●	We depend on third party suppliers and contract manufacturers for the manufacturing of DefenCath and all key active pharmaceutical ingredients (“APIs”), which subjects us to potential cost increases and manufacturing delays that are not within our control

●	We currently have one FDA approved supplier for each of our key APIs, taurolidine and heparin, respectively, as well as one currently FDA approved manufacturing site for DefenCath finished dosage. We are actively working to qualify an alternative manufacturing site for finished dosage as well as making preparations to qualify alternative sources of both APIs. There is no guarantee we will be successful in these endeavors.

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of new development products or expanded uses of DefenCath

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading or incomplete

●	We may rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all

Risks Related to Our Common Stock

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price

●	Our common stock price has fluctuated considerably and is likely to remain volatile, and you could lose all or a part of your investment

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult

●	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange

●	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers

●	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer

●	We do not currently pay dividends on our common stock so any returns on our common stock may be limited to the value of our common stock

●	We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

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

On November 15, 2023, we announced that the FDA approved the NDA for DefenCath to reduce the incidence of CRBSI in adult patients with kidney failure receiving chronic hemodialysis through a CVC. DefenCath is indicated for use in a limited and specific population of patients. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study. As a result of the November 2023 FDA approval, CorMedix launched the product commercially in April in the inpatient setting and July in the outpatient hemodialysis setting.

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

On January 25, 2024, CMS determined that DefenCath should be classified as a renal dialysis service that is subject to the Medicare end-stage renal disease prospective payment system (“ESRD PPS”). The ESRD PPS provides bundled payment for renal dialysis services, but also affords a transitional drug add-on payment adjustment, or TDAPA, which provides temporary, additional payments for certain new drugs and biologicals. We submitted an application for TDAPA on January 26, 2024, and received confirmation that our application was approved on April 18, 2024. We also submitted a HCPCS application for a J-code to CMS on December 8, 2023, for DefenCath, which is relevant to billing and the TDAPA application. The HCPCS J-code for DefenCath was published by CMS on April 2, 2024. TDAPA reimbursement is calculated based on 100 percent ASP (or 100 percent of wholesale acquisition price or else manufacturers’ list price, respectively, if such data is unavailable). TDAPA and post-TDAPA add-on payment adjustments for DefenCath apply for five years (with such add-on payments applying to all ESRD PPS payments for years three through five). CMS confirmed a July 1, 2024 implementation date for HCPCS and TDAPA.

We announced on June 6, 2024 that the Center for Medicare & Medicaid Services (CMS) has determined that DefenCath® qualified for pass-through status under the hospital Out-Patient Prospective Payment System (OPPS). Pass-through status provides for separate payment under Medicare Part B for the utilization of DefenCath in the outpatient ambulatory setting for a period of at least two years, and up to a maximum of three years. While vascular access for hemodialysis can be initiated in an inpatient setting, ambulatory surgical centers or vascular access centers offer a less-invasive, outpatient-based alternative for patients. We estimate that up to 100,000 HD-CVC placements occur each year, and pass-through status ensures that providers are reimbursed separately for administration of DefenCath in this setting of care.

In May 2024, we announced that we have entered into a multi-year commercial supply contract with a top tier midsized dialysis provider, for the supply of DefenCath® (taurolidine and heparin). While on a no requirements basis, this agreement will allow for patients to have access to DefenCath at more than 500 dialysis facilities located nationally. We also announced previously a 5-year commercial no requirements supply contract with Florida-based dialysis provider, ARC Dialysis, LLC for the supply of DefenCath® (taurolidine and heparin). ARC Dialysis, a Miami-based medium-sized dialysis organization, provides inpatient dialysis services to approximately 100 inpatient facilities, and is the operator of 18 outpatient dialysis units throughout Florida. In addition, we secured agreements with group purchasing organizations (GPOs) that are relevant to our ongoing launch in the hospital inpatient setting. We are committed to building meaningful long-term relationships with dialysis providers that are dedicated to innovation and infection reduction.

We may pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in certain oncology patients using a central venous catheter. In June 2024, CorMedix announced that the U.S. Food and Drug Administration (FDA) provided feedback to the Company’s request to discuss development plans for additional indications for DefenCath. The FDA provided supportive feedback regarding the Company’s plans to pursue an expanded indication in adult Total Parenteral Nutrition (TPN) patients. CorMedix expects to submit a complete clinical protocol to FDA in the 3rd quarter of 2024 with a goal of gaining further alignment and initiating the program by year-end 2024. In addition, the FDA confirmed its requirement that the Company conduct a study in pediatric hemodialysis (HD) patients under the Pediatric Research Equity Act (PREA).

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

As part of the DefenCath approval letter, the FDA communicated the existence of a required pediatric assessment under the Pediatric Research Equity Act, or PREA. PREA requires sponsors to conduct pediatric studies for, among other things, NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. FDA deferred submission of the pediatric study for DefenCath because the product is ready for approval for use in adults and the pediatric study has not been completed. We are currently obligated to conduct the study communicated in the approval letter: an open-label, two-arm (DefenCath vs. standard of care) study to assess safety and time to CRBSI in subjects from birth to less than 18 years of age with kidney failure receiving hemodialysis via a central venous catheter. CorMedix announced in June 2024 that the FDA confirmed its requirement that the Company conduct a study in pediatric hemodialysis (HD) patients under the Pediatric Research Equity Act (PREA). Because this is a required post-marketing study, we would be required to make annual reports to the FDA. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, provides an additional six months of exclusivity that attaches to the end of existing marketing exclusivity and patent periods for DefenCath. Depending on the timing of final report submission, DefenCath could potentially receive a total marketing exclusivity period of 10.5 years. However, there are factors that could affect whether this exclusivity is received or the duration of exclusivity, and DefenCath may or may not ultimately be eligible for the additional 0.5 years of exclusivity associated with this pediatric study.

We previously marketed and sold Neutrolin, a CLS product where we received CE-Mark approval for commercial distribution in the EU and other territories. We previously elected to discontinue sales of Neutrolin for lack of commercial viability. The winding down of our operations in the EU is nearly complete and Neutrolin sales in both the EU and the Middle East have been discontinued since 2022.

Financial Operations Overview

Revenues

We have not generated substantial revenue since our inception. Our ability to generate future revenue and become profitable depends on our ability to successfully commercialize DefenCath beginning in the second quarter of 2024 and any product candidates that we may advance in the future. If we fail to successfully commercialize DefenCath, or any other product candidates we advance in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, could be adversely affected. Through June 30, 2024, we have funded our operations primarily through debt and equity financings.

Cost of Revenues

Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, amortization of the license intangible asset and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance.

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

Selling and Marketing Expense

Selling and marketing expense includes the cost of salaries and related costs for personnel in sales and marketing, brand building, advocacy, market research and consulting. Selling and marketing expenses are expensed as incurred.

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance and administrative functions including payroll taxes and health insurance, stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, insurance and professional fees for legal, patent review, consulting, and accounting services. General and administrative expenses are expensed as incurred.

Foreign Currency Exchange Transaction Gain (Loss)

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than our functional currency and is reported in the consolidated statement of operations as a separate line item within other income (expense). The intercompany loans outstanding between our New Jersey-based company and our subsidiaries will not be repaid and the nature of the funding advanced was of a long-term investment nature. As such, unrealized foreign exchange movements related to long-term intercompany loans are recorded in other comprehensive income (loss).

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on financing of expenditures.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following is a tabular presentation of our consolidated operating results for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		% Increase	For the Six Months Ended June 30,		% Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Revenue	$806	$-	-	$806	$-	-
Cost of sales	(510)	-	-	(1,328)	-	-
Gross profit	296	-	-	(522)	-	-
Operating Expenses:
Research and development	(651)	(4,795)	(86)%	(1,489)	(8,202)	(82)%
Selling and marketing	(7,387)	(3,256)	127%	(13,724)	(5,897)	133%
General and administrative	(7,559)	(3,754)	101%	(16,270)	(8,723)	87%
Total operating expenses	(15,597)	(11,805)	32%	(31,483)	(22,822)	38%
Loss from operations	(15,301)	(11,805)	30%	(32,005)	(22,822)	40%
Interest income	657	550	19%	1,514	997	52%
Foreign exchange transaction loss	(1)	(13)	(89)%	(6)	(1)	436%
Other Income	500	-	-	500	-	-
Interest expense	(6)	(6)	12%	(16)	(15)	12%
Total other income	1,150	531	116%	1,992	981	103%
Loss before income taxes	(14,151)	(11,274)	26%	(30,013)	(21,841)	37%
Tax benefit	-	-	-	1,395	-	-
Net loss	(14,151)	(11,274)	26%	(28,618)	(21,841)	31%
Other comprehensive (loss) income	2	(10)	(122)%	(8)	8	(205)%
Comprehensive loss	$(14,149)	$(11,284)	25%	$(28,626)	$(21,833)	31%

Revenues. Revenue increased by $0.8 million for both the three and six months ended June 30, 2024. Revenue consists of sales of DefenCath, which was approved by the FDA in November 2023 and launched in the US in April 2024 in inpatient settings and reflects the shipment of DefenCath to specialty distributors, net of estimates for applicable variable consideration, which consists primarily of distribution service fees, prompt pay and other discounts, product returns, chargebacks, rebates and volume incentive rebates.

Cost of Revenues. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, amortization of the license intangible asset and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance.  We expect these relatively fixed costs to become less significant as a percentage of net sales with anticipated sales volume increases. Direct costs of product sales during the three and six months ended June 30, 2024 are minimal as DefenCath sold to date, represents validation lot units previously expensed as R&D. Indirect costs of approximately $0.5 million for the three months and $1.3 million for the six-months ended June 30, 2024, respectively, represent the proportion of salaries, benefits and insurance expenses representing excess capacity pertaining to pre-launch related activities. Certain pre-approval validation batch product previously expensed as R&D will improve margins throughout 2024 or until such inventory is depleted.

Research and Development Expense. R&D expense was $0.7 million for the three months ended June 30, 2024, a decrease of $4.1, or 86%, from $4.8 for the same period in 2023. For the six months ended June 30, 2024, R&D expense was $1.5 million, compared to $8.2 million for the six months ended June 30, 2023, a decrease of 82%. The decrease for both comparison periods was driven by the approval of DefenCath. As a result of the post FDA approval commercial operations, costs related to medical affairs and certain personnel expenses that supported R&D efforts prior to the FDA approval of DefenCath have been recognized in selling or general and administrative expense during the three months ended June 30, 2024, as compared to the same period last year that were recognized in R&D. In addition, a portion of the costs related to the manufacturing of DefenCath, previously recognized in R&D, are now capitalized as a result of the FDA approval. There was also a decrease in non-cash charges for stock-based compensation of $0.1 million and $0.5 million for the three months and the six months ended June 30, 2024, respectively.

Selling and Marketing Expense. S&M expense was $7.4 million for the three months ended June 30, 2024, an increase of $4.1 million, or 127%. For the six months ended June 30, 2024, S&M expense increased $7.8 million to $13.7 million, an increase of 133%. The increase in both periods was due primarily to increased marketing efforts and new personnel, inclusive of our sales force and support for the commercial launch of DefenCath in the second quarter of 2024 as well as certain expenses previously expensed as a component of R&D prior to FDA approval.

General and Administrative Expense. G&A expense was $7.6 million for the three months ended June 30, 2024, an increase of $3.8 million, or 103%, from $3.8 million for the same period in 2023. For the six months ended June 30, 2024, G&A expense was $16.3 million, compared to $8.7 million for the six months ended June 30, 2023, an increase of $7.6 million, or 87%. The increase was primarily attributable to increases in personnel expenses of $2.0 million and $4.2 million for the three and six months ended June 30, 2024, respectively, in preparation for support activities pertaining to commercial launch, as well as certain expenses previously expensed as a component of R&D prior to FDA approval. There were also increases in legal and compliance of $0.8 million and $1.2 million, consulting fees of $0.3 million and $0.5 million and non-cash charges for stock-based compensation of $0.2 million and $0.5 million, for the three and six month periods ended June 30, 2024, respectively.

Interest Income. Interest income was $0.7 million and $1.5 million for the three- and six months ended June 30, 2024, compared to $0.6 million and $1.0 million for the same period last year, respectively, an increase of $0.1 million, or 19% and $0.5 million, or 52%, respectively. The increase was attributable to higher interest rates in short-term investments during this period as compared to the same period last year.

Foreign Exchange Transaction Loss. Foreign exchange transaction losses were due to the re-measuring of transactions denominated in a currency other than our functional currency. Balances and changes were immaterial for all periods presented.

Other Income. Other income relates to a settlement with a previously utilized vendor, occurring during the three month period ended June 30, 2024.

Interest Expense. Interest expense pertains to certain liabilities we chose to finance. Balances and changes were immaterial for all periods presented.

Other Comprehensive (Loss) Income. Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive (loss) income. Income and (loss) is considered immaterial for all periods presented.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our R&D, S&M and G&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the six months ended June 30, 2024, we received net proceeds of $1.0 million from the issuance of 231,097 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, as compared to $12.5 million net proceeds for the same period in 2023 from the issuance of 2,866,421 shares of common stock. We will continue to be reliant on external sources of cash for the foreseeable future until we are able to generate profits.

In March 2024, we received $1.4 million, net of expenses, from the sale of our unused New Jersey net operating losses (“NOL”), that was eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer program (“NJEDA Program”). The NJEDA Program allowed us to sell our available NOL tax benefits for the state fiscal year 2023 in the amount of approximately $1.5 million.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $31.4 million compared to $19.0 million for the same period in 2023, an increase of $12.4 million. The increase is primarily driven by an increase in net loss of $6.8 million, attributable to a net increase in operating expenses of $8.7 million. As a result of the approval of DefenCath, cost of revenues of $1.3 million, which include indirect fixed costs related to the manufacturing and distribution of DefenCath were recognized, as compared to the same period last year, these costs were recognized as R&D. There was also an increase in prepaid expenses and other current assets of $2.1 million and decreases in accrued expenses of $1.4 million and accounts payable of $0.9 million, among others of lesser significance.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024, was $15.2 million as compared to $17.1 million of net cash used in investing activities for the same period in 2023. The net cash provided during the six months ended June 30, 2024, was mainly driven by an increase in maturity of the amount invested in short-term investments, partially offset by lower purchase of short-term investments in 2024 as compared to the same period in 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $1.0 million as compared to $12.6 million for the same period in 2023, a decrease of $11.6 million. The decrease was mainly attributable to the decrease of $11.5 million in net proceeds generated from the sale of our common stock in our ATM program.

Funding Requirements and Liquidity

Our total cash, cash equivalents and short-term investments as of June 30, 2024, was $45.6 million, excluding restricted cash of $0.1 million, compared with $76.0 million for the year ended December 31, 2023, excluding restricted cash of $0.2 million. As of June 30, 2024, $48.8 million of the Company’s common stock remains available for sale under the ATM program. Additionally, we have $100 million of remaining capacity available under our 2024 Shelf Registration Statement for the issuance of Company securities.

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

We expect to continue to fund operations from cash, cash equivalents and short-term investments and through capital raising sources as previously described, which may be dilutive to existing stockholders, through revenues from the sale of our products or through strategic alliances. In May 2024, we implemented an ATM program, which may be utilized to support our ongoing funding requirements. Additionally, we may enter into a credit facility in case necessary to support ongoing working capital needs. We may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including any change in the timing of the commercial launch of DefenCath or the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We expect to generate product sales for DefenCath in the U.S. In the absence of significant revenue, we are likely to continue generating operating cash flow deficits. We will continue to use cash as we increase other activities relating to the commercialization of DefenCath and pursue business development activities.

We currently estimate that as of June 30, 2024, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. These estimates are based upon the Company’s base case assumptions for market penetration, average selling price, gross-to-net discounts, research and development expense and commercial infrastructure cost. Additional financing may be needed to build out our commercial infrastructure and to continue our operations. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for our office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are described in more detail in “Note 2 – Summary of Significant Accounting Policies and Liquidity and Uncertainties,” to our consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, we believe that the following accounting policies require the application of significant judgments and estimates.

For the six months period ended June 30, 2024, there were no significant changes to our critical accounting estimates as identified in our Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below:

●	The contingent liability probability assessment (see Note 5, “Commitments and Contingencies,” of the Notes to our Unaudited Condensed Consolidated Interim Financial statement contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q) is based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the uptake of our product in the inpatient and outpatient settings and commercial contract terms that align with our internal assumptions. Based on this assessment, as necessary or applicable, we make certain assumptions around revenue. Litigation contingencies are assessed to determine if an unfavorable outcome is reasonably possible, and if so, the contingency is disclosed along with an estimate of the possible loss or range of loss. If a liability is possible or probable, but no reasonable estimation of loss can be made, we will disclose the nature of the contingency and state that such an estimate cannot be made.

●	The assessment of going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our condensed consolidated financial statements are issued (the “look-forward period”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the uptake of our product in the inpatient and outpatient settings and commercial contract terms that align with our internal assumptions. Based on this assessment, as necessary or applicable, we make certain assumptions around revenue, gross profit, operating expenses, inventory build and working capital needs to the extent we deem probable those implementations can be achieved within the look-forward period. For additional information, refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

●	We account for product revenue from the sale of our product, DefenCath, in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We only recognize revenue when we believe that it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be transferred to the customer. In accordance with ASC 606, revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to a customer. In accordance with our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is received by a customer. Our customers are located in the United States and consist primarily of wholesale distributors and outpatient service providers.

We include an estimate of variable consideration in our transaction price at the time of sale when control of the product transfers to the customer. Variable consideration includes:

●	Distribution service fees;

●	Prompt pay and other discounts;

●	Product returns;

●	Chargebacks;

●	Rebates;

●	Volume incentive rebates.

We assess whether or not an estimate of our variable consideration is constrained based on the probability that a significant reversal in the amount of cumulative revenue may occur in the future when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may vary from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect product sales and earnings in the period such variances become known.

The specific considerations that we use in estimating certain amounts related to variable considerations are as follows:

Distribution services fees – We pay distribution service fees primarily to our wholesale distributors. We reserve these fees based on actual net sales and the contractual fee rates negotiated with the customers in the distribution channel.

Prompt pay and other discounts – We provide customers with prompt pay discounts. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are expected to be taken by our customers, so an estimate of the discount is recorded at the time of sale based on the invoice price.

Product returns – Customers have the right to return the product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. An estimate for product returns is made based on: (i) data provided to us from our distributors and (ii) the estimated remaining shelf life of DefenCath previously shipped and currently being shipped to distributors.

Chargebacks – Certain covered entities, group purchasing organizations (GPO) and government entities will be able to purchase the product at a discounted price. The difference between the GPO, government or covered entity purchase price and the wholesale distributor purchase price will be charged back to us. We estimate the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period.

Rebates – We are subject to negotiated discount obligations to different prescription benefit managers, other commercial organizations or government programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Our liability for these rebates consists of invoices received for claims that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter are based on expected product utilization, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period.

Volume Incentive Rebates – Volume incentive rebates are provided to certain customers. Rebates are owed based on predetermined volume levels and payable per the terms in the customer contracts. We estimate and record volume incentive rebates based on anticipated purchase volume with specific customers based on communications with the customer.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our legal proceedings, see Note 5, Commitments and Contingencies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

CORMEDIX INC.

Date: August 14, 2024	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)