Form 10-Q
period 2024-09-30
CorMedix Inc.
filed 2024-10-30
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the issuer’s common stock, as of October 28, 2024 was 60,677,204.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$35,286,138	$43,642,684
Restricted cash	-	77,453
Short-term investments	10,743,562	32,388,130
Trade receivables, net	17,387,446	-
Inventories, net	6,649,495	2,106,345
Prepaid research and development expenses	170,739	353,574
Other prepaid expenses and current assets	2,916,889	882,214
Total current assets	73,154,269	79,450,400
Property and equipment, net	1,899,875	1,866,224
License intangible asset, net	1,896,104	-
Restricted cash, long-term	105,084	103,055
Operating lease right-of-use asset	530,862	640,278
TOTAL ASSETS	$77,586,194	$82,059,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,343,833	$4,279,679
Accrued expenses	16,973,677	6,970,217
Operating lease liability, short-term	163,449	150,619
Total current liabilities	18,480,959	11,400,515
Operating lease liability, net of current portion	392,967	517,013
TOTAL LIABILITIES	18,873,926	11,917,528

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 181,622 shares issued and outstanding at September 30, 2024 and December 31, 2023	182	182
Common stock - $0.001 par value: 160,000,000 shares authorized; 57,887,149 and 54,938,258 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	57,886	54,938
Accumulated other comprehensive gain	89,120	94,108
Additional paid-in capital	411,659,517	391,693,214
Accumulated deficit	(353,094,437)	(321,700,013)
TOTAL STOCKHOLDERS’ EQUITY	58,712,268	70,142,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,586,194	$82,059,957

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Net sales	$11,456,115	$-	$12,262,234	$-
Cost of sales	(686,598)	-	(2,014,975)	-
Gross profit	10,769,517	-	10,247,259	-
Operating Expenses:
Research and development	(727,119)	(2,663,976)	(2,215,551)	(10,866,236)
Selling and marketing	(6,748,900)	(4,058,428)	(20,472,961)	(9,955,651)
General and administrative	(6,580,834)	(3,744,879)	(22,851,144)	(12,467,157)
Total Operating Expenses	(14,056,853)	(10,467,283)	(45,539,656)	(33,289,044)
Loss From Operations	(3,287,336)	(10,467,283)	(35,292,397)	(33,289,044)
Other Income (Expense):
Interest income	553,856	765,241	2,068,407	1,761,808
Foreign exchange transaction loss	(33,325)	(29,199)	(38,806)	(30,222)
Other income	-	-	500,000	-
Interest expense	(10,007)	(13,113)	(26,398)	(27,740)
Total Other Income	510,524	722,929	2,503,203	1,703,846
Loss before income taxes	(2,776,812)	(9,744,354)	(32,789,194)	(31,585,198)
Tax benefit	-	-	1,394,770	-
Net Loss	(2,776,812)	(9,744,354)	(31,394,424)	(31,585,198)
Other Comprehensive Income (Loss):
Unrealized gain (loss) from investments	5,040	(4,571)	(3,832)	1,090
Foreign currency translation (loss) gain	(1,651)	(1,727)	(1,156)	566
Total Other Comprehensive Income (Loss)	3,389	(6,298)	(4,988)	1,656
Comprehensive Loss	$(2,773,423)	$(9,750,652)	$(31,399,412)	$(31,583,542)
Net Loss Per Common Share – Basic and Diluted	$(0.05)	$(0.17)	$(0.54)	$(0.65)
Weighted Average Common Shares Outstanding – Basic and Diluted	58,825,221	56,553,174	57,986,190	48,715,585

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at July 1, 2024	55,274,791	$55,274	181,622	$182	$85,731	$396,360,369	$(350,317,625)	$46,183,931
Stock issued in connection with ATM sale of common stock, net	2,290,024	2,290	-	-	-	12,364,191	-	12,366,481
Stock issued in connection with options exercised	322,334	322	-	-	-	1,707,481	-	1,707,803
Stock-based compensation	-	-	-	-	-	1,227,476	-	1,227,476
Other comprehensive gain	-	-	-	-	3,389	-	-	3,389
Net loss	-	-	-	-	-	-	(2,776,812)	(2,776,812)
Balance at September 30, 2024	57,887,149	$57,886	181,622	$182	$89,120	$411,659,517	$(353,094,437)	$58,712,268

For the nine months ended September 30, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January 1, 2024	54,938,258	$54,938	181,622	$182	$94,108	$391,693,214	$(321,700,013)	$70,142,429
Stock issued in connection with ATM sale of common stock, net	2,521,121	2,521	-	-	-	13,373,560	-	13,376,081
Stock issued in connection with options exercised	371,499	371	-	-	-	1,893,914	-	1,894,285
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	78,103	78				(236,693)		(236,615)
Cancellation of shares held in escrow	(21,832)	(22)				22		-
Stock-based compensation	-	-	-	-	-	4,935,500	-	4,935,500
Other comprehensive loss	-	-	-	-	(4,988)	-	-	(4,988)
Net loss	-	-	-	-	-	-	(31,394,424)	(31,394,424)
Balance at September 30, 2024	57,887,149	$57,886	181,622	$182	$89,120	$411,659,517	$(353,094,437)	$58,712,268

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2023

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at July 1, 2023	45,805,283	$45,806	181,622	$182	$90,697	$346,116,054	$(297,201,630)	$49,051,109
Stock and pre-funded warrants issued in connection with public offering, net	9,000,093	9,000	-	-	-	42,869,399	-	42,878,399
Stock issued in connection with options exercised	6,666	7	-	-	-	20,125	-	20,132
Stock-based compensation	-	-	-	-	-	1,002,834	-	1,002,834
Other comprehensive loss	-	-	-	-	(6,298)	-	-	(6,298)
Net loss	-	-	-	-	-	-	(9,744,354)	(9,744,354)
Balance at September 30, 2023	54,812,042	$54,813	181,622	$182	$84,399	$390,008,412	$(306,945,984)	$83,201,822

For the nine months ended September 30, 2023

	Common Stock		Preferred Stock – Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance at January 1, 2023	42,815,196	$42,815	181,622	$182	$82,743	$330,294,782	$(275,360,786)	$55,059,736
Stock issued in connection with ATM sale of common stock, net	2,866,421	2,867	-	-	-	12,512,342	-	12,515,209
Stock and pre-funded warrants issued in connection with public offering, net	9,000,093	9,000	-	-	-	42,869,399	-	42,878,399
Stock issued in connection with options exercised	64,041	64	-	-	-	253,924	-	253,988
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	66,291	67	-	-	-	(198,509)	-	(198,442)
Stock-based compensation	-	-	-	-	-	4,276,474	-	4,276,474
Other comprehensive gain	-	-	-	-	1,656	-	-	1,656
Net loss	-	-	-	-	-	-	(31,585,198)	(31,585,198)
Balance at September 30, 2023	54,812,042	$54,813	181,622	$182	$84,399	$390,008,412	$(306,945,984)	$83,201,822

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,394,424)	$(31,585,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,935,500	4,276,474
Change in right-of-use assets	109,416	99,970
Depreciation	72,210	52,085
Amortization of intangible	103,896	-
Changes in operating assets and liabilities:
Increase in trade receivables	(17,387,446)	-
Increase in inventory	(4,543,150)	-
Increase in prepaid expenses and other current assets	(1,851,748)	(1,756,105)
(Decrease) increase in accounts payable	(2,935,851)	183,903
Increase in accrued expenses	8,002,696	1,164,571
Decrease in operating lease liabilities	(111,216)	(99,486)
Net cash used in operating activities	(45,000,117)	(27,663,786)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(21,475,457)	(60,978,108)
Maturity of short-term investments	43,116,192	43,350,000
Purchase of equipment	(105,861)	(31,369)
Net cash provided by (used in) investing activities	21,534,874	(17,659,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	13,376,081	12,515,209
Payment of employee withholding taxes on vested restricted stock units	(236,615)	(198,442)
Proceeds from public offering of common stock and pre-funded warrants, net	-	42,878,399
Proceeds from exercise of stock options	1,894,285	253,988
Net cash provided by financing activities	15,033,751	55,449,154
Foreign exchange effect on cash	(478)	385
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,431,970)	10,126,276
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	43,823,192	43,374,745
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$35,391,222	$53,501,021
Cash paid for interest	$26,398	$27,739
Supplemental Disclosure of Non-Cash Investing Activities:
Liability related to license agreement	$2,000,000	-
Unrealized gain (loss) from investments	$3,832	$(1,090)

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

The Company’s primary focus is on the commercialization of its lead product, DefenCath® (taurolidine and heparin) in the United States, or U.S. The Company has in-licensed the worldwide rights to develop and commercialize DefenCath. The name DefenCath is the U.S. proprietary name approved by the U.S. Food and Drug Administration, or FDA.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2024, or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2024. The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements included in such Annual Report on Form 10-K.

Note 2 - Summary of Significant Accounting Policies and Liquidity and Uncertainties:

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. The Company’s current commercial and development expenses for DefenCath and its other operating requirements are expected to be funded for at least twelve months from the issuance of this Quarterly Report on Form 10-Q by the Company’s existing cash, cash equivalents and short-term investments at September 30, 2024 and its expected liquidity from commercial operations.

The Company may raise additional capital through various potential sources, such as equity and/or debt financing, strategic relationships, potential strategic transactions and/or out-licensing. Management can provide no assurances that such financing or strategic relationships will be available on acceptable terms, or at all. As of September 30, 2024, approximately $36,012,000 of the Company’s common stock remains available for sale under the 2024 ATM program, with $100,000,000 of remaining capacity under the 2024 Shelf Registration Statement for the issuance of Company securities (see Note 6).

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

Trade Accounts Receivable and Allowances

The Company complies with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of current information, forecasts of future economic conditions, industry knowledge and to some extent our historical experience. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due, however account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. There are no significant allowances recorded for credit losses as of September 30, 2024.

Concentrations

The major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three and nine months ended September 30, 2024, the Company had sales to one customer that accounted for 98% and 92% of its total revenue of $11,456,000 and $12,262,000, respectively. This customer also accounts for 100% of the Company’s accounts receivable as of September 30, 2024. The Company currently has one FDA approved source for each of its two key active pharmaceutical ingredients for DefenCath, taurolidine and heparin sodium.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$35,286,138	$53,313,811
Restricted cash	105,084	187,210
Total cash, cash equivalents and restricted cash	$35,391,222	$53,501,021

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in other comprehensive income. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2024 or December 31, 2023.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of September 30, 2024 and December 31, 2023, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2024:
Money Market Funds included in Cash Equivalents	$23,021,807	$-	$-	$23,021,807
U.S. Government Agency Securities	9,550,898	(254)	4,174	9,554,818
Commercial Paper	1,187,415	-	1,329	1,188,744
Subtotal	10,738,313	(254)	5,503	10,743,562
Total September 30, 2024	$33,760,120	$(254)	$5,503	$33,765,369
December 31, 2023:
Money Market Funds included in Cash Equivalents	$32,541,230	$-	$-	$32,541,230
U.S. Government Agency Securities	29,701,677	-	10,506	29,712,183
Commercial Paper	2,677,372	(1,425)	-	2,675,947
Subtotal	32,379,049	(1,425)	10,506	32,388,130
Total December 31, 2023	$64,920,279	$(1,425)	$10,506	$64,929,360

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

 The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a reoccurring basis as of September 30, 2024 and December 31, 2023:

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2024:
Money Market Funds and Cash Equivalents	$23,021,807	$23,021,807	$-	$-
U.S. Government Agency Securities	9,554,818	9,554,818	-	-
Commercial Paper	1,188,744	-	1,188,744	-
Subtotal	10,743,562	9,554,818	1,188,744	$-
Total September 30, 2024	$33,765,369	$32,576,625	$1,188,744	$-
December 31, 2023:
Money Market Funds and Cash Equivalents	$32,541,230	$32,541,230	$-	$-
U.S. Government Agency Securities	29,712,183	29,712,183	-	-
Commercial Paper	2,675,947	-	2,675,947	-
Subtotal	32,388,130	29,712,183	2,675,947	-
Total December 31, 2023	$64,929,360	$62,253,413	$2,675,947	$-

Inventories

The Company engages third parties to manufacture and package inventory held for sale and warehouse such goods until packaged for final distribution and sale. Costs related to the manufacturing of DefenCath incurred prior to FDA approval in order to support the preparation for commercial launch of its product were expensed as research and development expenses (“R&D”) as incurred. Upon FDA approval, costs related to the manufacturing of inventory are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Remaining pre-commercial inventory previously expensed as R&D prior to FDA approval, consists of certain raw materials and inventory at various stages of completion with a value approximating $6,177,000 as of September 30, 2024.

Inventory is valued utilizing the standard cost method, which approximates costs determined on the first-in first-out basis. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of September 30, 2024 and December 31, 2023, no reserves were deemed necessary.

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods for DefenCath. Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$603,545	$1,525,420
Work in progress	5,084,583	580,925
Finished goods	961,367	-
Total	$6,649,495	$2,106,345

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

The Company recognizes revenue from the sale of its product, DefenCath, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when it believes that it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer. The Company’s product revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is received by a customer. The Company’s customers are located in the United States and consist primarily of outpatient service providers and wholesale distributors.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Chargebacks – Certain covered entities, group purchasing organizations (“GPO”) and government entities will be able to purchase the product at a price discounted below wholesaler acquisition cost (“WAC”). The difference between the GPO, government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra accounts receivable on the balance sheet.

Rebates – The Company is or may become subject to negotiated discount obligations to different GPO, direct purchasers, other commercial organizations or government programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates are typically invoiced in arrears. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter based on expected product utilization, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as accrued expenses on the balance sheet.

Volume Incentive Rebates – The Company is subject to negotiated volume incentive rebates with certain direct and indirect customers (primarily outpatient service providers). Rebates are owed based on predetermined volume levels and payable per the terms in the customer contracts. The Company estimates and records volume incentive rebates based on anticipated purchase volume with specific customers based on communications with the customer. Volume incentive rebates are recorded as accrued expenses on the balance sheet. See Note 4 – Accrued Expenses.

Provisions for the revenue reserves described above totaled $6,598,000 and $6,792,000 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, total reserves and allowances to accounts receivable on the balance sheet associated with variable consideration were $6,753,000.

License Agreement

The Company’s rights under the License and Assignment Agreement with ND Partners, LLP are capitalized and stated at cost and amortizes using the straight-line method over estimated economic life of the intangible asset. The Company will amortize the intangible asset over its useful life, based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the launch date of DefenCath, the strength of the intellectual property protection of DefenCath and various other competitive, developmental and regulatory considerations, and contractual terms. See Note 5 – Commitments and Contingencies for further discussion.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Nine Months Ended September 30,
	2024	2023
	(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	4,000	4,000
Series E non-voting preferred stock	391,953	391,953
Series G non-voting preferred stock	5,004,069	5,004,069
Shares issuable for payment of deferred board compensation	48,909	48,909
Shares underlying outstanding stock options	7,675,277	5,876,007
Shares underlying restricted stock units	303,994	103,735
Total potentially dilutive shares	13,428,202	11,428,673

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ASU No. 2023-09

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“Topic 740”). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The standard will be effective for CorMedix beginning in annual reporting period ending December 31, 2025, with early adoption permitted. CorMedix is currently assessing the impact of adopting this guidance on its consolidated financial statements.

ASU No. 2023-07

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (“Topic 280”). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The standard is effective for CorMedix beginning in annual reporting period ending December 31, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. CorMedix is currently assessing the impact of adopting this guidance on its consolidated financial statements.

Note 3 – Other Prepaid Expenses and Current Assets:

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consist of the following:

	September 30, 2024	December 31, 2023
API deposit	$1,066,987	$-
FDA filing fee	599,411	-
Commercial	505,627	171,393
Subscriptions	301,291	466,114
Medical affairs	198,048	-
Insurance	94,246	126,616
Other	151,279	118,091
Total	$2,916,889	$882,214

Note 4 - Accrued Expenses:

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Accrued gross-to-net deductions	$6,371,043	$-
Accrued payroll and payroll taxes	4,788,529	2,718,770
Manufacturing related	3,037,736	1,835,101
License agreement payable (see Note 5 – Commitments and Contingencies)	2,000,000	-
Professional and consulting fees	584,374	2,270,022
Other	191,995	146,324
Total	$16,973,677	$6,970,217

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 - Commitments and Contingencies:

Contingency Matters

In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv-14020 (D.N.J.)

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv 14020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. On March 21, 2024, the court denied Defendant’s motion to dismiss without prejudice and granted lead plaintiff leave to amend the complaint. On April 22, 2024, lead plaintiff filed a third amended consolidated complaint that superseded the second amended consolidated complaint. In the third amended complaint, the lead plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive. The third amended complaint names as defendants the Company and six (6) current and former officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”). The third amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5) and that the Officer Defendants violated Section 20(a). In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company intends to vigorously contest such claims. The Company filed its motion to dismiss the third amended complaint on June 6, 2024, and received from Plaintiffs their opposition to the Company’s motion to dismiss on July 22, 2024. The Company filed its response on August 21, 2024.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Demand Letter

On or about June 23, 2022, the Company’s Board received a letter demanding it investigate and pursue causes of action, purportedly on behalf of the Company, against certain current and former directors, officers, and/or other employees of the Company (the “Letter”), which the Board believes are duplicative of the claims already asserted in the Derivative Litigation. As set forth in the Board’s response to the Letter, the Board will consider the Letter at an appropriate time, as circumstances warrant, as it continues to monitor the progress of the Derivative Litigation.

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

Under the ND License Agreement, the Company is required to make cash and equity payments to NDP upon the achievement of certain milestones. In 2014, a certain milestone was achieved resulting in the release of 7,277 shares held in escrow. As of December 31, 2022, the shares remaining in escrow were cancelled in accordance with the terms of the escrow agreement. Under the ND License Agreement, the maximum aggregate amount of cash payments due upon achievement of milestones was $3,000,000, with the balance being $2,000,000 as of September 30, 2024 and December 31, 2023. The initial licensing fee of $325,000, the fair value of the 5% equity interest (7,996 shares of the Company’s common stock) and an additional $500,000, as a result of the achievement of one milestone, were recognized on the Company’s statement of operations in R&D in prior periods, as the related milestones were achieved by the Company prior to the FDA approval. During the three months ended March 31, 2024, the Company determined it was probable that the net sales milestones would be achieved in future periods and, as a result, the Company recorded a license intangible asset of $2,000,000 and a license agreement liability of $2,000,000, which is included within accrued expenses in the Company’s condensed consolidated balance sheet as of September 30, 2024. These sales milestones were met during the three month period ended September 30, 2024. The Company anticipates payment will be due in accordance with the agreement terms at the end of the twelve month period post attainment.

Beginning in the second quarter of 2024, the license intangible asset is amortized as cost of goods sold over its estimated economic life of approximately 10 years. The amortization start period correlates with the product launch of DefenCath and the first period in which revenue will be recognized. Amortization expense of approximately $52,000 and $104,000 was recorded during the three and nine month periods ending September 30, 2024, respectively.

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

Note 6 - Stockholders’ Equity:

Common Stock

On June 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with RBC Capital Markets, LLC and Truist Securities, Inc., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,500,000 shares of the Company’s common stock, and in lieu of common stock to certain investors, pre-funded warrants to purchase 2,500,625 shares of common stock to the underwriters. Pursuant to the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to 1,500,093 additional shares of common stock. The offering pursuant to the 2021 Shelf Registration Statement closed on July 3, 2023. Upon closing, the Company issued and sold an aggregate of 7,500,000 shares of its common stock at a public offering price of $4.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 2,500,625 shares of its commons stock at a price of $3.999 per pre-funded warrant . The Company realized net proceeds of approximately $37,300,000 from the sale of its common stock and the pre-funded warrants. On July 26, 2023, the underwriters’ representatives fully exercised the option to purchase additional shares of the Company’s common stock, and on July 28, 2023, the Company issued and sold an aggregate of 1,500,093 shares of its common stock at the public offering price of $4.00 per share, less underwriting discounts and commissions, and the Company realized net proceeds of approximately $5,600,000. In October 2024, the pre-funded warrants were exercised resulting in the issuance of 2,500,625 shares of common stock by the Company. Due to the pricing of the pre-funded warrants, net proceeds related to this transaction are de minimis.

On May 9, 2024, the Company filed a shelf registration statement (the “2024 Shelf Registration Statement”) for the issuance of up to $150,000,000 of Company securities. Also on May 9, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000 of its common stock through the sales agents under the 2024 Shelf Registration Statement, subject to limitations imposed by the Company and subject to the sales agent’s acceptance (the “2024 ATM program “). The sales agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the 2024 ATM program. As of September 30, 2024, approximately $36,012,000 of the Company’s common stock remains available for sale under its 2024 ATM program, with $100,000,000 of capacity remaining under its 2024 Shelf Registration Statement for the issuance of Company securities.

During the three and nine months ended September 30, 2024, the Company sold an aggregate of 2,290,024 and 2,521,121 shares of its common stock, respectively, under the 2024 ATM program and realized an aggregate net proceeds of approximately $12,367,000 and $13,376,000, respectively. For the three months ended September 30, 2023, there were no sales under the Company’s previous at-the-market program, and for the nine months ended September 30, 2023, the Company sold an aggregate of 2,866,421 shares of its common stock and realized net proceeds of approximately $12,515,000.

Restricted Stock Units

In January 2024, the Company granted 283,333 restricted stock units (“RSUs”) to its executive officers under its Amended and Restated 2019 Omnibus Stock Incentive Plan with a weighted average grant date fair value of $3.47 per share. The fair market value of the RSUs was estimated to be the closing price of the Company’s common stock on the date of grant. These RSUs vest 25% on the grant date and 25% each on the first, second and third anniversaries of the grant date, subject to continued service as an employee or consultant through the applicable vesting date. During the nine months ended September 30, 2024, the Company issued 42,844 shares upon the vesting of 25% of these RSUs on the grant date and 27,989 shares were withheld in lieu of withholding taxes.

 CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2024 and 2023, 62,241 and 103,734 RSUs vested, respectively, pursuant to a grant made to the Company’s chief executive officer, of which 35,259 and 66,291 shares of common stock were issued by the Company, respectively, and 26,982 and 37,443 shares, respectively, were withheld in lieu of withholding taxes.

As of September 30, 2024, the Company has 303,994 outstanding RSUs. The Company recorded $107,000 and $583,000 compensation expense for the three and nine months ended September 30, 2024, respectively, and $53,000 and $207,000 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, unrecognized compensation expense for these RSUs amounted to $778,000 and the expected weighted average period for the expense to be recognized is 1.6 years.

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

	As of September 30, 2024 and December 31, 2023
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000
Series E	89,623	$49.20	$4,409,452
Series G	89,999	$187.36	$16,862,213
Total	181,622		$21,291,665

Stock Options

During the three and nine months ended September 30, 2024, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 132,500 and 2,176,167 shares, respectively, of the Company’s common stock under the Amended and Restated 2019 Omnibus Stock Incentive Plan. The weighted average exercise price of these options is $5.72 and $3.75 per share, respectively. For the three and nine months ended September 30, 2023, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 120,000 and 2,021,200 shares, respectively, and the weighted average exercise price of these options is $3.90 and $4.40 per share, respectively.

During the three and nine months ended September 30, 2024, the Company issued 322,334 and 371,499 shares of common stock, respectively, as a result of the exercise of stock options. The Company realized net proceeds of $1,708,000 and $1,894,000 from these exercises for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company issued 6,666 and 64,041 shares of common stock, respectively, as a result of the exercise of stock options. The Company realized net proceeds of $20,000 and $254,000 from these exercises for the three and nine months ended September 30, 2023, respectively.

Subsequent to September 30, 2024, through the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2024, the Company issued 289,430 shares of common stock as a result of the exercise of stock options, from which the Company realized net proceeds of approximately $2,123,000.

During the three and nine months ended September 30, 2024, stock-based compensation expense for stock options issued to employees, directors, officers and consultants was $1,120,000 and $4,352,000, respectively, and $950,000 and $4,069,000 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there was approximately $7,470,000 in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 1.4 years.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of each stock option award estimated on the grant date is determined using the Black-Scholes option pricing model. The following assumptions were used for the Black-Scholes option pricing model for the stock options granted during the nine months ended September 30, 2024:

Expected term (in years)	5.99
Volatility weighted average	98.85%
Dividend yield weighted average	0%
Risk-free interest rate weighted average	4.15%
Weighted average grant date fair value of options granted during the period	$3.00

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

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 was approximately $51,000 and $153,000, respectively, and $52,000 and $155,000 for the three and nine months ended September 30, 2023, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At September 30, 2024, the Company has a total operating lease liability of $556,000, of which $163,000 was classified as operating lease liabilities, short-term and $393,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. At December 31, 2023, the Company’s total operating lease liability was $668,000, of which $151,000 was classified as operating lease liabilities, short-term and $517,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of September 30, 2024 and December 31, 2023 were $531,000 and $640,000, respectively.

For each of the three and nine months ended September 30, 2024, cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases was $51,000 and $153,000, respectively, and $50,000 and $150,000 for the three and nine months ended September 30, 2023, respectively.

The weighted average remaining lease term as of September 30, 2024 and 2023 was 3.0 and 4.1 years, respectively, and the weighted average discount rate for operating leases was 9% at September 30, 2024 and 2023.

As of September 30, 2024, maturities of lease liabilities were as follows:

2024 (excluding the nine months ended September 30, 2024)	$51,000
2025	208,000
2026	211,000
2027	169,000
Total future minimum lease payments	639,000
Less imputed interest	(83,000)
Total	$556,000

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All statements, other than statements of historical facts, regarding management’s expectations, beliefs, goals, plans or CorMedix’s prospects should be considered forward-looking statements. Readers are cautioned that actual results may differ materially from projections or estimates due to a variety of important factors, and readers are directed to the Risk Factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in CorMedix’s other filings with the SEC, including its most recent Annual Report on Form 10-K, copies of which are available free of charge at the SEC’s website at www.sec.gov or upon request from CorMedix, and a summary of which is copied below. CorMedix may not actually achieve the goals or plans described in its forward-looking statements, and such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Investors should not place undue reliance on these statements. CorMedix assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Risks Related to our Financial Position and Need for Additional Capital

●	We have a history of operating losses, may incur additional operating losses in the future and may never be profitable.

●	We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Risks Related to the Commercialization of DefenCath

●	We are highly dependent on the successful commercialization of our only approved product, DefenCath.

●	The successful commercialization of DefenCath will depend on obtaining coverage and reimbursement for use of DefenCath from third-party payors.

●	Our current sales of DefenCath is highly concentrated with one customer. We have signed additional agreements with new customers that have not yet begun purchasing DefenCath. The failure of one or more of these customers to purchase the product may adversely impact the commercial success of DefenCath. See the risk factor under the heading “We have significant customer concentration, with a limited number of customers accounting for a large portion of our revenues” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information.

●	If we are unable to effectively retain and equip our sales force, our ability to successfully commercialize DefenCath will be harmed.

Risks Related to the Development and Commercialization of our Other Products

●	Successful development and commercialization of our product candidates is uncertain.

●	Final approval by regulatory authorities of our product candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues.

Risks Related to Healthcare Regulatory and Legal Compliance Matters

●	DefenCath, and our product candidates (if approved), will be subject to extensive post-approval regulation.

●	Current healthcare laws and regulations in the U.S. and future legislative or regulatory reforms to the U.S. healthcare system may affect our ability to commercialize DefenCath and future marketed products profitably.

●	We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us.

●	Clinical trials required for our new product candidates or for expanded uses of DefenCath will be expensive and time-consuming, and their outcome is uncertain.

Risks Related to Our Business and Industry

●	Healthcare institutions, physicians and patients may not accept or use our products.

●	Competition and technological change may make our products and technologies less attractive or obsolete.

●	Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations.

●	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.

●	Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of marketing applications, including supplements, which could negatively impact our business or prospects.

●	If we are unable to hire additional qualified personnel or maintain existing personnel, our ability to grow our business may be harmed.

●	We may not successfully manage our growth.

●	We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur.

●	We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

●	Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Risks Related to Our Intellectual Property

●	If we materially breach or default under the ND License Agreement with NDP, NDP would have the right to terminate the ND License Agreement, which would materially harm our business.

●	If we do not obtain protection for and successfully defend our respective intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.

●	Intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.

●	If we infringe the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.

Risks Related to Dependence on Third Parties

●	If we or our collaborators are unable to manufacture our products in sufficient quantities or experience quality or manufacturing problems, we may be unable to meet demand for our products and we may lose potential revenues.

●	We depend on third party suppliers and contract manufacturers for the manufacturing of DefenCath and all key active pharmaceutical ingredients (“APIs”), which subjects us to potential cost increases and manufacturing delays that are not within our control.

●	We currently have one FDA approved supplier for each of our key APIs, taurolidine and heparin, respectively, as well as two currently FDA approved manufacturing sites for DefenCath finished dosage.

●	Corporate and academic collaborators may take actions that delay, prevent, or undermine the success of new development products or expanded uses of DefenCath. As our product is a new chemical entity (“NCE”) and the first and only in its class, we may depend on nationally-recognized disease management guidelines to assist in the adoption and implementation of DefenCath.

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading or incomplete.

●	We may rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all.

Risks Related to Our Common Stock

●	Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

●	Our common stock price has fluctuated considerably and is likely to remain volatile, and you could lose all or a part of your investment.

●	A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

●	If we fail to comply with the continued listing standards of the Nasdaq Global Market, it may result in a delisting of our common stock from the exchange.

●	Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

●	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	We do not currently pay dividends on our common stock so any returns on our common stock may be limited to the value of our common stock.

●	We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

Overview

CorMedix Inc. (collectively, with our wholly owned subsidiaries, referred to herein as “we,” “us,” “our” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products of life-threatening diseases and conditions.

Our primary focus is on commercializing our lead product, DefenCath® (taurolidine and heparin), in the U.S. The name DefenCath is the U.S. proprietary name approved by the FDA.

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

On November 15, 2023, we announced that the FDA approved the NDA for DefenCath to reduce the incidence of CRBSI in adult patients with kidney failure receiving chronic hemodialysis through a CVC. DefenCath is indicated for use in a limited and specific population of patients. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study. As a result of the November 2023 FDA approval, CorMedix launched the product commercially in April 2024 in the inpatient setting and July 2024 in the outpatient hemodialysis setting.

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

We announced on April 26, 2023 that following the submission of a duplicate New Technology Add-On Payment (“NTAP”) application in the fourth quarter of 2022 to Centers for Medicare and Medicaid Services (“CMS”), CMS has subsequently issued the Inpatient Prospective Payment System (“IPPS”) 2024 proposed rule that includes a NTAP per hospital stay for DefenCath. This NTAP represents reimbursement to inpatient facilities of 75% of the wholesaler acquisition cost (“WAC”) price per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. The final IPPS rule was published in early August 2023 and subsequently amended as of October 1, 2024 to reflect the current WAC of $249.99 per 3ml vial.

On January 25, 2024, CMS determined that DefenCath should be classified as a renal dialysis service that is subject to the Medicare end-stage renal disease prospective payment system (“ESRD PPS”). The ESRD PPS provides bundled payment for renal dialysis services, but also affords a transitional drug add-on payment adjustment, or TDAPA, which provides temporary, additional payments for certain new drugs and biologicals. We submitted an application for TDAPA on January 26, 2024, and received confirmation that our application was approved on April 18, 2024. We also submitted a HCPCS application for a J-code to CMS on December 8, 2023, for DefenCath, which is relevant to billing and the TDAPA application. The HCPCS J-code for DefenCath was published by CMS on April 2, 2024. TDAPA reimbursement is calculated based on 100 percent ASP (or 100 percent of wholesale acquisition price or manufacturers’ list price, respectively, if such data is unavailable). TDAPA and post-TDAPA add-on payment adjustments for DefenCath apply for five years (with such add-on payments applying to all ESRD PPS payments for years three through five). CMS confirmed a July 1, 2024 implementation date for HCPCS and TDAPA.

We announced on June 6, 2024 that the CMS has determined that DefenCath qualified for pass-through status under the hospital Out-Patient Prospective Payment System (“OPPS”). Pass-through status provides for separate payment under Medicare Part B for the utilization of DefenCath in the outpatient ambulatory setting for a period of at least two years, and up to a maximum of three years. While vascular access for hemodialysis can be initiated in an inpatient setting, ambulatory surgical centers or vascular access centers offer a less-invasive, outpatient-based alternative for patients. We estimate that up to 100,000 HD-CVC placements occur each year, and pass-through status offers providers a separate reimbursement mechanism in this setting of care administration of DefenCath.

Subsequent to the launch of DefenCath in April 2024, the Company announced U.S.-based multi-year commercial supply agreements consisting of a large and several mid-sized dialysis organizations. Each provider has customized an implementation plan to provide access to patients based on a variety of clinical and other factors. The Company believes the currently contracted customer base represents roughly 60% of the outpatient dialysis centers in the U.S.

We may pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities. While we are continuing to assess these areas, potential future indications may include use as a CLS to reduce CRBSIs in total parenteral nutrition patients using a central venous catheter and in certain oncology patients using a central venous catheter. In June 2024, we announced that the FDA provided feedback to our request to discuss development plans for additional indications for DefenCath. In response to these comments, we created and submitted three clinical protocols specifically, the post-marketing requirement of a pediatric hemodialysis (“HD”) study as an obligation under the Pediatric Research Equity Act (“PREA”) a Phase 3 study protocol to reduce the risk of central-line associated bloodstream infections (“CLABSI”) for adult patients receiving total parenteral nutrition (“TPN”) through a CVC and Expanded Access Program (“EAP”) to FDA that allows for pediatric and adult patients, utilizing a CVC for the treatment or maintenance of many serious illness, to access DefenCath to protect their central line from serious infection. The Company expects the EAP to be available to patients at the end of 2024 and to begin enrollment for the adult TPN and pediatric HD studies in early 2025.

We currently have one FDA approved source for each of our two key APIs for DefenCath, taurolidine and heparin sodium, respectively. With regards to taurolidine, we have a drug master file (“DMF”) filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer which has been in place since August 2018. We are currently in the process of identifying potential alternate third-party manufacturers for taurolidine under our existing DMF. In addition, we are working with our existing manufacture to source sufficient quantities of taurolidine API to cover at least 24 months of potential future demand. With respect to heparin sodium API, we have identified an alternate third-party supplier and intend to qualify such supplier under the DefenCath NDA over the next twelve months.

We received FDA approval of DefenCath with finished dosage production from our European based contract manufacturing organization (“CMO”) Rovi Pharma Industrial Services. We believe this CMO has adequate capacity to produce the volumes needed to meet near-term projected demand for the commercial launch of DefenCath. We have also qualified Siegfried Hameln as an alternate finished dosage manufacturing site.

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

As part of the DefenCath approval letter, the FDA communicated the existence of a required pediatric assessment under the PREA. PREA requires sponsors to conduct pediatric studies for, among other things, NDAs for a new active ingredient, such as taurolidine in DefenCath, unless a waiver or deferral is obtained from the FDA. A deferral acknowledges that a pediatric assessment is required but permits the applicant to submit the pediatric assessment after the submission of an NDA. FDA deferred submission of the pediatric study for DefenCath because the product is ready for approval for use in adults and the pediatric study has not been completed. We are currently obligated to conduct the study communicated in the approval letter: an open-label, two-arm (DefenCath vs. standard of care) study to assess safety and time to CRBSI in subjects from birth to less than 18 years of age with kidney failure receiving hemodialysis via a central venous catheter. We announced in June 2024 that the FDA confirmed its requirement that we conduct a study in pediatric HD patients under the PREA. Because this is a required post-marketing study, we would be required to make annual reports to the FDA. Pediatric studies for an approved product conducted under PREA may qualify for pediatric exclusivity, which, if granted, provides an additional six months of exclusivity that attaches to the end of existing marketing exclusivity and patent periods for DefenCath. Depending on the timing of final report submission, DefenCath could potentially receive a total marketing exclusivity period of 10.5 years. However, there are factors that could affect whether this exclusivity is received or the duration of exclusivity, and DefenCath may or may not ultimately be eligible for the additional 0.5 years of exclusivity associated with this pediatric study.

We previously marketed and sold Neutrolin, a CLS product where we received CE-Mark approval for commercial distribution in the EU and other territories. We previously elected to discontinue sales of Neutrolin for lack of commercial viability. The winding down of our operations in the EU is nearly complete and Neutrolin sales in both the EU and the Middle East have been discontinued since 2022.

Financial Operations Overview

Revenues

Our ability to continue to generate revenue and become profitable depends on our ability to successfully commercialize DefenCath and achieve gross profits from DefenCath sales that are greater than our ongoing operating costs. If we fail to successfully commercialize DefenCath, or any other product candidates we advance in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, could be adversely affected. Through September 30, 2024, we have funded our operations primarily through equity financings.

Cost of Revenues

Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, amortization of the license intangible asset and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; (vi) activities relating to regulatory filings and pre-clinical studies and clinical trials; (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies; and (viii) comparative period costs include certain pre-NDA manufacturing-related costs expensed as R&D. All R&D is expensed as incurred.

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

Selling and Marketing Expense

Selling and marketing, or S&M, expense includes the cost of salaries and related costs for personnel in sales and marketing, brand building, advocacy, market research and consulting. Selling and marketing expenses are expensed as incurred.

General and Administrative Expense

General and administrative, or G&A, expenses consist principally of salaries and related costs for personnel in executive, finance and administrative functions including payroll taxes and health insurance, stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, insurance and professional fees for legal, patent review, consulting, and accounting services. General and administrative expenses are expensed as incurred.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following is a tabular presentation of our consolidated operating results for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		% Increase	For the Nine Months Ended September 30,		% Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Revenue	$11,456	$-	-	$12,262	$-	-
Cost of sales	(686)	-	-	(2,015)	-	-
Gross profit	10,770	-	-	10,247	-	-
Operating Expenses:
Research and development	(727)	(2,664)	(73)%	(2,215)	(10,866)	(80)%
Selling and marketing	(6,749)	(4,058)	66%	(20,473)	(9,956)	106%
General and administrative	(6,581)	(3,745)	76%	(22,851)	(12,467)	83%
Total operating expenses	(14,057)	(10,467)	34%	(45,539)	(33,289)	37%
Loss from operations	(3,287)	(10,467)	(69)%	(35,292)	(33,289)	6%
Interest income	553	765	(28)%	2,068	1,762	17%
Foreign exchange transaction loss	(33)	(29)	14%	(39)	(30)	28%
Other Income	-	-	-	500	-	-
Interest expense	(10)	(13)	(24)%	(26)	(28)	(5)%
Total other income	510	723	(29)%	2,503	1,704	47%
Loss before income taxes	(2,777)	(9,744)	(72)%	(32,789)	(31,585)	4%
Tax benefit	-	-	-	1,395	-	-
Net loss	(2,777)	(9,744)	(72)%	(31,394)	(31,585)	(1)%
Other comprehensive (loss) income	4	(6)	(154)%	(5)	2	(401)%
Comprehensive loss	$(2,773)	$(9,750)	(72)%	$(31,399)	$(31,583)	(1)%

Revenues. Revenue increased by $11.5 million and $12.3 million for the three and nine months ended September 30, 2024. Revenue consists of sales of DefenCath, which was approved by the FDA in November 2023 and launched in the U.S in April 2024 and reflects the shipment of DefenCath to direct customers and specialty distributors, net of estimates for applicable variable consideration, which consists primarily of distribution service fees, prompt pay and other discounts, product returns, chargebacks, rebates and volume incentive rebates.

Cost of Revenues. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, amortization of the license intangible asset and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. We expect these relatively fixed costs to become less significant as a percentage of net sales with anticipated sales volume increases. Direct costs of product sales during the three and nine months ended September 30, 2024 are minimal as DefenCath sold to date, represents validation lot units previously expensed as R&D. The pre-approval validation batch product previously expensed as R&D will positively impact margins throughout 2024 or until such inventory is depleted. Indirect costs of approximately $0.6 million for the three months and $1.9 million for the nine months ended September 30, 2024, respectively, represent the proportion of salaries, benefits and insurance expenses representing excess capacity pertaining to pre-launch related activities. Included in the indirect costs previously expensed as a component of R&D were $0.2 million and $0.7 million of personnel expenses for the three and nine months ended September 30, 2023, respectively.

Research and Development Expense. R&D expense was $0.7 million for the three months ended September 30, 2024, a decrease of $2.0 million, or 73%, from $2.7 million for the same period in 2023. For the nine months ended September 30, 2024, R&D expense was $2.2 million, compared to $10.9 million for the nine months ended September 30, 2023, a decrease of $8.7 million, or 80%. The decrease for both comparison periods was driven by the approval of DefenCath. As a result of the post FDA approval commercial operations, costs related to medical affairs and certain personnel expenses that supported R&D efforts prior to the FDA approval of DefenCath have been recognized in cost of revenue or general and administrative expense during the three and nine months ended September 30, 2024, as compared to the same period last year that were recognized in R&D. In the prior three and nine month periods, there were $0.1 million and $1.5 million, respectively, of costs related to the manufacturing of DefenCath validation batches previously expensed as a component of R&D prior to the FDA approval. These types of costs are now capitalized in inventory as DefenCath is a commercialized product. Additionally, there were $1.9 million and $5.8 million in personnel and consulting expenses for the three and nine months ended September 30, 2023, respectively, previously expensed as a component of R&D prior to FDA approval, are now expensed in cost of revenue and G&A.

Selling and Marketing Expense. S&M expense was $6.7 million for the three months ended September 30, 2024, an increase of $2.7 million, or 66%. For the nine months ended September 30, 2024, S&M expense increased $10.5 million to $20.5 million, an increase of 106%. The increase in both periods was due primarily to increased marketing efforts and new personnel, inclusive of our sales force and support for the commercial launch of DefenCath in the third quarter of 2024.

General and Administrative Expense. G&A expense was $6.6 million for the three months ended September 30, 2024, an increase of $2.9 million, or 76%, from $3.7 million for the same period in 2023. For the nine months ended September 30, 2024, G&A expense was $22.9 million, compared to $12.5 million for the nine months ended September 30, 2023, an increase of $10.4 million, or 83%. The increase for both comparison periods was driven by the approval of DefenCath. As a result of the post FDA approval commercial operations, certain personnel and consulting expenses that supported R&D efforts prior to the FDA approval of DefenCath have been recognized in G&A expense during the three months and nine months ended September 30, 2024, as compared to the same period last year that were recognized in R&D. In the prior three and nine month periods, certain personnel and consulting expenses previously expensed as a component of R&D prior to the FDA approval of $1.7 million and $5.1 million, respectively, are now expensed in G&A. Additionally, there were increases in personnel expenses of $0.7 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, in preparation for support activities pertaining to commercial launch, as well as increases in legal and compliance of $0.2 million and $1.5 million and, consulting fees of $0.1 million and $0.6 million for the three and nine month periods ended September 30, 2024, respectively.

Interest Income. Interest income for the three months ended September 30, 2024 was $0.6 million a decrease of $0.2 million, or 28%, compared to $0.8 million for the same period last year, due to lower short-term investments. For the nine months ended September 30, 2024, interest income was $2.1 million compared to $1.8 million for the same period last year, an increase of $0.3 million, or 17%, attributable to higher interest rates in short-term investments during this period as compared to the same period last year.

Foreign Exchange Transaction Loss. Foreign exchange transaction losses were due to the re-measuring of transactions denominated in a currency other than our functional currency. Balances and changes were immaterial for all periods presented.

Other Income. Other income relates to a settlement with a previously utilized vendor, occurring during the nine month period ended September 30, 2024.

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

Liquidity and Capital Resources

Sources of Liquidity

As a result of our R&D, S&M and G&A expenditures and the lack of substantial product sales revenue, our ongoing operations have not been profitable since our inception. During the nine months ended September 30, 2024, we received net proceeds of $13.4 million from the issuance of 2,521,121 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, as compared to $12.5 million net proceeds for the same period in 2023 from the issuance of 2,866,421 shares of common stock. Also, for the same period in 2023, we received net proceeds of $42.0 million from the issuance of 9,000,093 shares of common stock and pre-funded warrants to purchase 2,500,625 shares of common stock in connection with the public offering. We may continue to be reliant on external sources of cash until we are able to generate sufficient working capital to fund operations.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $45.0 million compared to $27.7 million for the same period in 2023, an increase of $17.3 million. The increase is primarily driven by an increase in trade receivables of $17.4 million and inventories of $4.5 million offset by a net increase in the change of accrued expenses and accounts payable of $3.7 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024, was $21.5 million as compared to $17.7 million of net cash used in investing activities for the same period in 2023. The net cash provided during the nine months ended September 30, 2024, was mainly driven by an increase in maturity of the amount invested in short-term investments to help fund operations, partially offset by lower purchase of short-term investments in 2024 as compared to the same period in 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was $15.0 million as compared to $55.4 million for the same period in 2023, a decrease of $40.4 million. The decrease was mainly attributable to $42.9 million of net proceeds from a public offering completed in the three month period ended September 30, 2023 offset by increased ATM net proceeds of $0.9 million and increases in proceeds from the exercise of stock options of $1.6 million during the nine month period ended September 30, 2024.

Funding Requirements and Liquidity

Our total cash, cash equivalents and short-term investments as of September 30, 2024, was $46.0 million, excluding restricted cash of $0.1 million, compared with $76.0 million for the year ended December 31, 2023, excluding restricted cash of $0.2 million. As of September 30, 2024, $36.0 million of the Company’s common stock remains available for sale under the ATM program. Additionally, we have $100 million of remaining capacity available under our 2024 Shelf Registration Statement for the issuance of Company securities.

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

We expect to continue to fund operations from cash collections from accounts receivable, plus cash, cash equivalents and short-term investments and through capital raising sources as previously described, which may be dilutive to existing stockholders. In May 2024, we implemented an ATM program, which may be utilized to support our ongoing funding requirements. Additionally, we may enter into a credit facility in case necessary to support ongoing working capital needs. We may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations. Raising additional funds through strategic alliance arrangements with third parties may require significant time to complete and could force us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders. Our actual cash requirements may vary materially from those now planned due to a number of factors, including any change in the timing of the commercial launch of DefenCath or the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We expect to generate product sales for DefenCath in the U.S. In the absence of significant revenue, we may continue generating operating cash flow deficits. We will continue to use cash as we increase other activities relating to the commercialization of DefenCath and pursue business development activities.

We currently estimate that as of September 30, 2024, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. These estimates are based upon the Company’s base case assumptions for market penetration, average selling price, gross-to-net discounts, research and development expense and commercial infrastructure cost. Additional financing may be needed to build out our commercial infrastructure and to continue our operations. If we are unable to raise additional funds when needed, we may be forced to slow or discontinue the commercial launch of DefenCath. We may also be required to delay, scale back or eliminate some or all of our anticipated research and development programs. Each of these alternatives would likely have a material adverse effect on our business.

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

For the nine months period ended September 30, 2024, there were no significant changes to our critical accounting estimates as identified in our Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below:

●	Litigation contingencies are assessed to determine if an unfavorable outcome is reasonably possible, and if so, the contingency is disclosed along with an estimate of the possible loss or range of loss. If a liability is possible or probable, but no reasonable estimation of loss can be made, we will disclose the nature of the contingency and state that such an estimate cannot be made.

●	The assessment of going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our condensed consolidated financial statements are issued (the “look-forward period”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the uptake of our product in the inpatient and outpatient settings and commercial contract terms that align with our internal assumptions. Based on this assessment, as necessary or applicable, we make certain assumptions around revenue, gross profit, operating expenses, inventory build and working capital needs to the extent we deem probable those implementations can be achieved within the look-forward period. For additional information, refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

●	We account for product revenue from the sale of our product, DefenCath, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We only recognize revenue when we believe that it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be transferred to the customer. In accordance with ASC 606, revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to a customer. In accordance with our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is received by a customer. Our customers are located in the United States and consist primarily of wholesale distributors and outpatient service providers.

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

Chargebacks – Certain covered entities, group purchasing organizations (“GPO”) and government entities will be able to purchase the product at a discounted price. The difference between the GPO, government or covered entity purchase price and the wholesale distributor purchase price will be charged back to us. We estimate the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period.

Rebates – We are subject to negotiated discount obligations to different GPO’s, direct purchasers, other commercial organizations or government programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Our liability for these rebates consists of invoices received for claims that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter are based on expected product utilization, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

We have significant customer concentration, with a limited number of customers accounting for a large portion of our revenues.

We derive a large portion of our revenues from a few major customers. These customers have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of these customer concentrations, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of these customers or any other significant customer. These customers may decide to purchase less DefenCath from us than management anticipates, may alter purchasing patterns at any time with limited notice, or may decide not to continue to purchase DefenCath at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify and grow our customer base, we will continue to be susceptible to risks associated with customer concentration.

See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

CORMEDIX INC.

Date: October 30, 2024	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)