Form 10-Q
period 2025-03-31
CorMedix Inc.
filed 2025-05-06
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the issuer’s common stock, as of May 4, 2025 was 67,824,659.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$66,285,901	$40,650,770
Short-term investments	11,216,989	11,036,857
Trade receivables, net	54,611,147	51,653,583
Inventories	7,487,708	7,599,535
Prepaid research and development expenses	134,907	152,823
Other prepaid expenses and current assets	5,124,924	3,481,868
Total current assets	144,861,576	114,575,436
Property and equipment, net	1,728,199	1,828,016
Other assets	642,066	-
License intangible asset, net	1,792,208	1,844,156
Restricted cash, long-term	105,084	105,368
Operating lease right-of-use asset	453,633	492,697
TOTAL ASSETS	$149,582,766	$118,845,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,933,136	$1,720,177
Accrued expenses	32,284,995	31,951,533
Operating lease liability, short-term	172,495	167,922
Total current liabilities	34,390,626	33,839,632
Operating lease liability, net of current portion	304,092	349,091
TOTAL LIABILITIES	34,694,718	34,188,723

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 91,623 and 136,623 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	92	137
Common stock - $0.001 par value: 160,000,000 shares authorized; 67,711,098 and 64,411,295 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	67,711	64,411
Accumulated other comprehensive gain	84,556	90,646
Additional paid-in capital	433,721,824	424,131,789
Accumulated deficit	(318,986,135)	(339,630,033)
TOTAL STOCKHOLDERS’ EQUITY	114,888,048	84,656,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,582,766	$118,845,673

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Net sales	$39,081,657	$-
Cost of sales	(1,596,715)	(818,539)
Gross profit (loss)	37,484,942	(818,539)
Operating Expenses
Research and development	(3,192,440)	(837,445)
Selling and marketing	(4,473,840)	(6,337,219)
General and administrative	(9,693,382)	(8,711,033)
Total operating expenses	(17,359,662)	(15,885,697)
Income (Loss) From Operations	20,125,280	(16,704,236)
Other Income (Expense)
Interest income	566,797	857,186
Foreign exchange transaction (loss) gain	(38,172)	(4,008)
Interest expense	(10,007)	(9,835)
Total other income	518,618	843,343
Net Income (Loss) Before Income Taxes	20,643,898	(15,860,893)
Tax (provision) benefit	-	1,394,770
Net Income (Loss)	20,643,898	(14,466,123)
Other Comprehensive (Loss) Income
Unrealized loss from investment	(4,511)	(10,903)
Foreign currency translation (loss) gain	(1,579)	256
Total other comprehensive loss	(6,090)	(10,647)
Other Comprehensive Income (Loss)	$20,637,808	$(14,476,770)
Net Income (Loss) Per Common Share - Basic	$0.32	$(0.25)
Net Income (Loss) Per Common Share - Diluted	$0.30	$(0.25)
Weighted Average Common Shares Outstanding - Basic	65,244,341	57,503,154
Weighted Average Common Shares Outstanding - Diluted	68,975,418	57,503,154

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2025

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January 1, 2025	64,411,295	$64,411	136,623	$137	$90,646	$424,131,789	$(339,630,033)	$84,656,950
Stock issued in connection with ATM sale of common stock, net	620,444	621	-	-	-	6,760,952	-	6,761,573
Conversion of Series G preferred stock to common stock	2,502,062	2,502	(45,000)	(45)	-	(2,457)	-	-
Stock issued in connection with options exercised	84,091	84	-	-	-	350,266		350,350
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	93,206	93	-	-	-	(1,019,081)	-	(1,018,988)
Stock-based compensation	-	-	-	-	-	3,500,355	-	3,500,355
Other comprehensive loss	-	-	-	-	(6,090)	-	-	(6,090)
Net income	-	-	-	-	-	-	20,643,898	20,643,898
Balance at March 31, 2025	67,711,098	$67,711	91,623	$92	$84,556	$433,721,824	$(318,986,135)	$114,888,048

For the three months ended March 31, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January1, 2024	54,938,258	$54,938	181,622	$182	$94,108	$391,693,214	$(321,700,013)	$70,142,429
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	42,844	43	-	-	-	(97,161)	-	(97,118)
Cancellation of shares held in escrow	(21,832)	(22)	-	-	-	22	-	-
Stock-based compensation	-	-	-	-	-	2,444,179	-	2,444,179
Other comprehensive loss	-	-	-	-	(10,647)	-	-	(10,647)
Net loss	-	-	-	-	-	-	(14,466,123)	(14,466,123)
Balance at March 31, 2024	54,959,270	$54,959	181,622	$182	$83,461	$394,040,254	$(336,166,136)	$58,012,720

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,643,898	$(14,466,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,500,355	2,444,179
Change in right-of-use assets	39,064	35,644
Provision for current expected credit losses	7,000	-
Depreciation	109,994	21,826
Amortization of intangible	51,948	-
Changes in operating assets and liabilities:
Increase in trade receivables	(2,964,565)	-
Decrease (increase) in inventory	111,827	(214,051)
Increase in prepaid expenses and other assets	(2,266,986)	(1,226,454)
Increase (decrease) in accounts payable	212,950	(1,453,352)
Increase (decrease) in accrued expenses	331,443	(2,415,719)
Decrease in operating lease liabilities	(40,425)	(36,244)
Net cash provided by (used in) operating activities	19,736,503	(17,310,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(9,984,643)	(7,693,762)
Maturity of short-term investments	9,800,000	16,700,000
Purchase of equipment	(10,177)	(61,306)
Net cash (used in) provided by investing activities	(194,820)	8,944,932
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee withholding taxes on vested restricted stock units	(1,018,988)	(97,118)
Proceeds from sale of common stock from at-the-market program, net	6,761,573	-
Proceeds from exercise of stock options	350,350	-
Net cash provided by (used in) financing activities	6,092,935	(97,118)
Foreign exchange effect on cash	229	(805)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,634,847	(8,463,285)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	40,756,138	43,823,192
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$66,390,985	$35,359,907
Cash paid for interest	$10,007	$9,835
Supplemental Disclosure of Non-Cash Investing Activities:
Liability related to license agreement	$-	$2,000,000
Unrealized (loss) from investments	$(4,511)	$(10,903)

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

The Company’s primary focus is commercializing its lead product, DefenCath® (taurolidine and heparin) in the United States, or U.S. The name DefenCath is the U.S. proprietary name approved by the U.S. Food and Drug Administration, or FDA. CorMedix launched the product commercially in April 2024 in the inpatient setting and July 2024 in the outpatient hemodialysis setting.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2025, or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements included in such Annual Report on Form 10-K.

Note 2 - Summary of Significant Accounting Policies and Liquidity and Uncertainties:

Liquidity and Uncertainties

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplates continuation of the Company as a going concern. During the fourth quarter 2024 and the first quarter 2025, the Company generated net income and net cash from operating activities from the product sales of DefenCath. The Company’s future profitability will depend on the continued successful commercialization of DefenCath. The Company’s current commercial and development expenses for DefenCath and its other operating requirements are expected to be funded for at least twelve months from the issuance of this Quarterly Report on Form 10-Q by the Company’s existing cash, cash equivalents and short-term investments at March 31, 2025, as well as the additional expected liquidity from commercial operations. Also, as of March 31, 2025, approximately $23.2 million of the Company’s common stock remains available for sale under the 2024 ATM program, with $100,000,000 of remaining capacity under the 2024 Shelf Registration Statement for the issuance of Company securities (see Note 6).

The Company’s operations are subject to other factors that can affect its operating results and cash flows over the next twelve months from the issuance of these financial statements. Such factors include, but are not limited to: the ability to continue to successfully market DefenCath and generate necessary revenue in the time periods required; ability to continue to manufacture successfully with our third party contract manufacturers; competition from other products being sold or developed by other companies; the price of, and reimbursement environment for, the Company’s product; and the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s condensed consolidated balance sheets and the reported amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions. The more significant areas in which estimates and the exercise of judgment relate include; variable consideration for product returns, realization of receivables, valuation of inventory, share-based payment grant date valuation, deferred tax asset valuation changes and contingent liability recognition and disclosures. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actuals.

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2025 presentation.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable and Allowances

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of current information, forecasts of future economic conditions, industry knowledge and to some extent our historical experience. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. Also, to the extent any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due, however account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowances recorded for credit losses as of March 31, 2025 were approximately $0.1 million, there were no write-offs or recoveries during the three months ended March, 31, 2025.

Concentrations

The major customers of the Company are defined as those constituting greater than 10% of its total revenue. For the three months ended March 31, 2025, the Company had two customers that accounted for 78% and 14% of its total net revenue of $39.1 million, respectively. As of March 31, 2025, these two customers accounted for 83% and 11% of the accounts receivable, respectively. As of December 31, 2024, these two customers accounted for 87% and 12% of the accounts receivable, respectively.

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

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts, the balances of which, may exceed federally insured limits.

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$66,285,901	$35,180,529
Restricted cash	105,084	179,378
Total cash, cash equivalents and restricted cash	$66,390,985	$35,359,907

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in other comprehensive income. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at March 31, 2025 or December 31, 2024.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of March 31, 2025 and December 31, 2024, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2025:
Money Market Funds included in Cash Equivalents	$23,296,559	$-	$-	$23,296,559
U.S. Government Agency Securities	11,217,249	(322)	62	11,216,989
Total March 31, 2025	$34,513,808	$(322)	$62	$34,513,548
December 31, 2024:
Money Market Funds included in Cash Equivalents	$23,121,752	$-	$-	$23,121,752
U.S. Government Agency Securities	11,032,606	-	4,251	11,036,857
Total December 31, 2024	$34,154,358	$-	$4,251	$34,158,609

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a reoccurring basis as of March 31, 2025 and December 31, 2024:

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2025:
Money Market Funds and Cash Equivalents	$23,296,559	$23,296,559	$-	$-
U.S. Government Agency Securities	11,216,989	11,216,989	-	-
Total March 31, 2025	$34,513,548	$34,513,548	$-	$-
December 31, 2024:
Money Market Funds and Cash Equivalents	$23,121,752	$23,121,752	$-	$-
U.S. Government Agency Securities	11,036,857	11,036,857	-	-
Total December 31, 2024	$34,158,609	$34,158,609	$-	$-

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

Inventory is valued utilizing the standard cost method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offering and sales volume assumptions, market conditions and product life cycle and expiration dating when determining net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases. The Company has not experienced any write-downs for any items listed above during the three months ended March 31, 2025, or through the filing of this Form 10-Q.

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods for DefenCath. Inventories consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$1,110,418	$1,111,409
Work in progress	4,282,476	3,528,401
Finished goods	2,094,814	2,959,725
Total	$7,487,708	$7,599,535

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion, on the condensed consolidated balance sheets (see Note 7).

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Provisions for the revenue reserves described above totaled $19,321,006 for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, total accrued reserves and allowances to accounts receivable on the balance sheet associated with variable consideration were $27,842,677 and $23,161,000, respectively.

A roll forward of the major categories of variable consideration deductions for the quarter ended March 31, 2025 is as follows:

	Volume Incentive Rebates	Prompt Pay and Other Discounts	Accrued Returns Allowance
Balance at December 31, 2024	$20,917,991	$935,286	$746,310
Provisions related to sales recorded in the period	15,249,107	973,059	637,787
Credits/payments issued during the period	(12,893,145)	(951,139)	-
Balance at March 31, 2025	$23,273,953	$957,206	$1,384,097

Income (Loss) Per Common Share

Basic income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company calculates dilutive potential common shares using the treasury stock method for stock options and restricted units, which assumes the Company will use the proceeds from the exercise of stock options and vesting of restricted stock units to repurchase shares of common stock to hold in its treasury stock reserves. The Company calculates dilutive potential common shares using the if-converted method for preferred stock, which assumes the preferred stock is converted at the beginning of the period (or at time of issuance, if later).

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

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Three months ended March 31,
	2025	2024
Numerator:
Net income (loss)	$20,643,898	$(14,466,123)
Denominator:
Basic weighted average common shares outstanding	65,244,341	57,503,154
Effect of potentially dilutive securities	3,731,077	—
Diluted weighted average common shares outstanding	68,975,418	57,503,154

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended March 31,
	2025	2024
	(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	-	4,000
Series E non-voting preferred stock	-	391,953
Series G non-voting preferred stock	-	5,004,069
Shares issuable for payment of deferred board compensation	-	48,909
Shares underlying outstanding stock options	122,821	7,996,361
Shares underlying restricted stock units	906,645	366,235
Total potentially dilutive shares	1,029,466	13,811,527

Stock-Based Compensation

Stock option-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service conditions. Restricted stock unit (“RSU”) compensation is based upon the fair value of the Company’s common stock on the date of the grant for RSU’s that vest upon service or performance conditions. Performance stock units (“PSU’s”) which vest upon market conditions, utilize a Monte-Carlo simulation model. Stock-based compensation is recognized as expense over the requisite service period on a straight-line basis. See Note 6.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, Deferred tax assets are reduced by a valuation allowance when, in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized,

The provision for income taxes during interim reporting periods is computed by applying an estimated annual effective tax rate to year-to-date income, adjusted for discrete items occurring within the quarter. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense.

For the three months ended March 31, 2025 and March 31, 2024, the Company’s provision for income taxes and effective tax rate were zero.

Based on consideration of all available evidence, the Company has a full valuation allowance against all of the deferred tax assets as of both March 31, 2025 and December 31, 2024. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The amount of the valuation allowance release will be determined based on the available sources of future taxable income as of the period in which the release is recorded.

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, ASC 220- Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires entities, in the notes to financial statements, with specified information about certain costs and expenses. The guidance is effective for CorMedix’s annual reporting period ending December 31, 2027, with interim periods beginning with CorMedix’s interim period ended March 31, 2028. Early adoption is permitted. CorMedix is assessing the impact of adopting this guidance on its condensed consolidated financial statements.

ASU No. 2023-09

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. CorMedix is currently assessing the impact of adopting this guidance on the condensed consolidated financial statements.

Note 3 – Other Prepaid Expenses and Current Assets:

Other prepaid expenses and current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid API	$2,633,573	$1,039,494
Commercial	726,172	666,288
FDA filing fee	299,705	449,558
Medical affairs	321,962	412,118
Subscriptions	673,304	409,774
Insurance	286,231	342,172
Clinical	124,141	70,564
Other	59,836	91,900
Total	$5,124,924	$3,481,868

Note 4 - Accrued Expenses:

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Accrued gross-to-net-deductions	$25,646,420	$21,860,335
Accrued payroll and payroll taxes	2,575,007	6,530,469
License agreement payable	2,000,000	2,000,000
Professional and consulting fees	1,752,567	865,413
Manufacturing related	223,578	572,959
Other	87,423	122,357
Total	$32,284,995	$31,951,533

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

Under the ND License Agreement, the Company is required to make cash and equity payments to NDP upon the achievement of certain milestones. Under the ND License Agreement, the maximum aggregate amount of cash payments due upon achievement of applicable milestones was $2,500,000, with the balance being $2,000,000 as of December 31, 2024. The initial licensing fee of $325,000, the fair value of the 5% equity interest (7,996 shares of the Company’s common stock) and an additional $500,000, as a result of the achievement of one milestone, were recognized on the Company’s statement of operations in R&D in prior periods, as the related milestones were achieved by the Company prior to the FDA approval. During the year ended December 31, 2024, the Company determined it was probable that the net sales milestones would be achieved in future periods and, as a result, the Company recorded a license intangible asset of $2,000,000 and a license agreement liability of $2,000,000, which was included within accrued expenses in the Company’s consolidated balance sheet as of March 31, 2025. In May 2025, the Company paid the final milestone payments in the aggregate amount of $2,000,000.

Beginning in the second quarter of 2024, the license intangible asset is amortized as cost of goods sold over its estimated economic life of approximately 10 years. The amortization start period correlates with the product launch of DefenCath and the first period in which revenue will be recognized. Amortization expense of approximately $52,000 was recorded during the three months ended March 31, 2025.

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

Other Commitments

In December 2024, we entered into a three-year agreement with Syneos Health Commercial Services, LLC (“Syneos”) under which Syneos will provide a dedicated inpatient field sales force that will exclusively promote DefenCath to hospitals and health systems. We have paid an up-front implementation and are obligated to pay a fixed monthly fee.  Upon the twelve-month anniversary of the deployment date, expected to be in the second quarter of 2026, the agreement is cancelable upon 60 day’s written notice.  As of March 31, 2025, the minimum amount committed under this agreement totals $9.1 million.

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Note 6 - Stockholders’ Equity:

Common Stock

On May 9, 2024, the Company filed a shelf registration statement (the “2024 Shelf Registration Statement”) for the issuance of up to $150,000,000 of Company securities. Also on May 9, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000 of its common stock through the sales agents under the 2024 Shelf Registration Statement, subject to limitations imposed by the Company and subject to the sales agent’s acceptance (the “2024 ATM program”). The sales agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the 2024 ATM program. During the quarter ended March 31, 2025, the Company sold an aggregate of 620,444 shares of its common stock under the 2024 ATM program and realized an aggregate net proceeds of approximately $6.8 million. Approximately $23.2 million of the Company’s common stock remains available for sale under its 2024 ATM program, with $100,000,000 of capacity remaining under its 2024 Shelf Registration Statement for the issuance of Company securities.

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

	As of March 31, 2025			As of December 31, 2024
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	20,000	2,000	$10.00	$20,000
Series E	89,623	$49.20	4,409,452	89,623	$49.20	$4,409,452
Series G	-	$-	-	45,000	$187.36	$8,431,200
Total	91,623		4,429,452	136,623		$12,860,652

During the quarter ended March 31, 2025, 45,000 shares of Series G preferred stock were converted which resulted in the issuance of 2,502,062 shares of common stock.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted and Performance Stock Units

The Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain employees and non-employee directors as compensation for services. The grant date fair value of the RSUs is based upon the fair value of the Company’s common stock on the date of the grant for RSUs that vest upon service or performance conditions. For RSUs that vest upon market conditions, the grant date fair value of RSUs is based upon a Monte-Carlo simulation model.

During the quarter ended March 31, 2024, the Company granted 283,333 RSUs to its executive officers with service based vesting conditions and a weighted average grant date fair value of $3.47 per share.

During the quarter ended March 31, 2025, the Company granted 1,274,750 RSUs to its executive officers, board of directors and employees with service based vesting conditions and a weighted average grant date fair value of $10.21 per share.

In addition to the RSUs noted above, during the quarter ended March 31, 2025, the Company issued 487,500 PSUs to its executive officers with market performance and service based vesting conditions and, as such, the grant date fair value of $11.79 was calculated using a Monte-Carlo simulation model. The following key assumptions were used to determine the fair value of the PSUs granted during the period:

Assumption	Period 1	Period 2	Period 3
Share price	$8.10	N/A	N/A
Equity volatility	71.2%	69.7%	87.0%
Remaining term (years)	0.99	1.99	2.99
Dividend yield	0%	0%	0%
Risk-free rate	4.13%	4.20%	4.25%

Compensation expense related to these PSUs is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied.

As of March 31, 2025 and 2024, the Company has 1,861,036 and 366,235 outstanding RSUs and PSU, respectively. As of March 31, 2025, unrecognized compensation expense related to unvested RSUs and PSUs is $16,871,000, which will be recognized over a weighted average remaining period of 2.0 years at March 31, 2025.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

During the three months ended March 31, 2025 no stock options were issued. During the three months ended March 31, 2024, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 1,911,167 shares of the Company’s common stock under the Amended and Restated 2019 Omnibus Stock Incentive Plan.

During the three months ended March 31, 2025, the Company issued 84,091 shares of common stock, upon the exercise of stock options. The Company realized net proceeds of $350,000 from this exercise with a weighted average exercise price of $4.17 per share. The aggregate intrinsic value amounted to $530,000 which was the difference between the exercise prices of the underlying options and the market prices of the common stock of the Company at the date of exercise.

As of March 31, 2025, there was approximately $5,176,000 in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 1.3 years.

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

The total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2025, is as follows:

Award type	Three months ended March 31, 2025	Three months ended March 31, 2024
RSUs	$2,079,261	$361,761
PSUs	478,969	-
Stock options	942,125	2,082,418
Total	$3,500,355	$2,444,179

The following table represents the allocation of stock-based compensation expense by financial statement line item:

Financial statement line item	Three months ended March 31, 2025	Three months ended March 31, 2024
Cost of sales	$55,232	$118,312
Research and development	123,819	181,113
Selling and marketing	112,736	208,530
General and administrative	3,208,568	1,936,224
Total	$3,500,355	$2,444,179

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2025 and 2024 was approximately $50,000 and $52,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

At March 31, 2025, the Company has a total operating lease liability of $476,000, of which approximately $172,000 and $304,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the condensed consolidated balance sheet. At December 31, 2024, the Company’s total operating lease liability was $517,000, of which $168,000 was classified as operating lease liabilities, short-term and $349,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of March 31, 2025 and December 31, 2024 were $454,000 and $493,000, respectively.

The weighted average remaining lease term as of March 31, 2025 and 2024 were 2.6 and 3.6 years, respectively, and the weighted average discount rate for operating leases was 9% at March 31, 2025 and 2024.

As of March 31, 2025, maturities of lease liabilities were as follows:

2025 (excluding the three months ended March 31, 2025)	$156,000
2026	211,000
2027	169,000
Total future minimum lease payments	536,000
Less imputed interest	(60,000)
Total	$476,000

Note 8 — Segment Reporting

As noted above, the Company’s primary focus is the commercialization of its lead product, DefenCath, indicated to reduce the incidence of catheter-related bloodstream infections in adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter (“CVC”).

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

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31,
	2025	2024
Research and development:
Employee expense	$1,100,387	$610,080
Other research and development	2,092,053	227,365
Total research and development	3,192,440	837,445
Selling and marketing
Employee and contracted employee expense	$2,064,124	$2,362,090
Other selling and marketing	2,409,716	3,975,129
Total selling and marketing expense	4,473,840	6,337,219
General and administrative
Employee expense	$6,842,809	$5,645,550
Other general and administrative	2,850,573	3,065,483
Total general and administrative expense	9,693,382	8,711,033
Total operating expenses	$17,359,662	$15,885,697

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our audited 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 25, 2025.

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

Following the submission of a duplicate New Technology Add-On Payment (“NTAP”) application to Centers for Medicare and Medicaid Services (“CMS”), CMS issued the Inpatient Prospective Payment System (“IPPS”) 2024 proposed rule that includes a NTAP per hospital stay for DefenCath. This NTAP represents reimbursement to inpatient facilities of 75% of the wholesaler acquisition cost (“WAC”) price per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. The final IPPS rule was amended as of October 1, 2024 to reflect the current WAC of $249.99 per 3ml vial resulting in a potential maximum NTAP of $3,656.10, which CMS has extended through November 15, 2026.

On November 15, 2023, we announced that the FDA approved the new drug application (“NDA”) for DefenCath to reduce the incidence of CRBSI in adult patients with kidney failure receiving chronic hemodialysis through a CVC, DefenCath is indicated for use in a limited and specific population of patients. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study. As a result of the November 2023 FDA approval, CorMedix launched the product commercially in April 2024 in the inpatient setting and July 2024 in the outpatient hemodialysis setting.

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

Financial Operations Overview

Revenue from Product Sales

We generate product revenue from commercial sales of DefenCath to a limited number of direct customers as well as distributors. Revenue from product sales is recognized when our direct customers obtain control of the product and is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns and rebates. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary materially from our estimates, we will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted.

We continue to assess our estimates of variable consideration as we accumulate additional historical data and will adjust these estimates accordingly.

Cost of Revenues

 Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, amortization of the license intangible asset and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance.

Research and Development Expense

Research and development, or R&D, expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third-party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, stock–based compensation expense, benefits, travel and related costs for the personnel involved in drug development; and (vi) activities relating to regulatory filings and pre-clinical studies and clinical trials. All R&D is expensed as incurred.

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

Selling and Marketing Expense

Selling and marketing, or S&M, expense includes the cost of salaries and related costs for personnel in sales and marketing including our contract sales force, brand building, advocacy, market research and consulting costs. Selling and marketing expenses are expensed as incurred.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following is a tabular presentation of our consolidated operating results for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,		% of Change Increase
	2025	2024	(Decrease)
Revenue	$39,082	$-	-
Cost of revenues	(1,597)	(819)	95%
Gross profit (loss)	37,485	(819)	4,680%
Operating Expenses:
Research and development	(3,193)	(838)	281%
Selling and marketing	(4,474)	(6,337)	(29)%
General and administrative	(9,693)	(8,711)	11%
Total operating expenses	(17,360)	(15,886)	9%
Income (loss) from operations	20,125	(16,705)	220%
Interest income	567	857	(34)%
Foreign exchange transaction (loss) gain	(38)	(4)	(852)%
Interest expense	(10)	(10)	2%
Net income (loss) before income taxes	20,644	(15,862)	230%
Tax benefit	-	1,395	100%
Net income (loss)	20,644	(14,467)	243%
Other comprehensive (loss)	(6)	(10)	43%
Comprehensive income (loss)	$20,638	$(14,477)	243%

Revenue. Revenue for the three months ended March 31, 2025 was $39.1 million as compared to $0 for the same period in 2024. Revenue consists of sales of DefenCath, which was approved by the FDA in November 2023 and launched in the U.S in April 2024 (inpatient setting) and July 2024 (outpatient setting) and reflects the shipment of DefenCath to direct customers and specialty distributors, net of estimates for applicable variable consideration, which consists primarily of distribution service fees, prompt pay and other discounts, product returns, chargebacks, rebates and volume incentive rebates.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2025 was $1.6 million as compared to $0.8 for the same period in 2024. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, amortization of the license intangible asset and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. No product costs were recognized in the period ended March 31, 2024, the costs recognized pertained to indirect costs related to the proportion of supply chain and quality personnel, benefits and insurance expenses, representing excess capacity in the production of sellable product. As unit sales increase, a greater proportion of these costs will be capitalized as a component of inventory and expensed at the point-of-sale.

Research and Development Expense. R&D expense for the three months ended March 31, 2025 was $3.2 million, an increase of $2.4 million, or 281%, from $0.8 million for the same period in 2024. The increase was due primarily to the increase in personnel and clinical trial services in support of the ongoing clinical studies initiated in the fourth quarter of 2024.

Selling and Marketing Expense. S&M expense was $4.5 million for the three months ended March 31, 2025, a decrease of $1.8 million, or 29%, from $6.3 million for the same period in 2024. This decrease is considered temporary as we severed our internal sales force in early January 2025, while the related severance costs were recognized in the fourth quarter of 2024. Costs associated with our newly established outsourced sales force have been ramping throughout the period ended March 31, 2025. We expect these costs to be normalized for the second quarter of 2025 and to be more closely in-line with the comparison period.

General and Administrative Expense. G&A expense for the three months ended March 31, 2025 was $9.7 million, an increase of $1.0 million, or 11%, from $8.7 million for the same period in 2024. The increase was driven by non-cash charges for stock-based compensation of $1.3 million offset by a decrease in medical affairs of $0.3 million.

Interest Income. Interest income was $0.6 million for the three months ended March 31, 2025 compared to $0.8 million for the same period last year, a decrease of $0.2 million, or 25%. The decrease was attributable to lower average interest rates during this period as compared to the same period last year.

Foreign Exchange Transaction Income (Loss). Foreign exchange transaction income (loss) for the three months ended March 31, 2025 and 2024 were due to the re-measuring of transactions denominated in a currency other than our functional currency. Balances and changes were immaterial for all periods presented.

Interest Expense. Interest expense pertains to certain liabilities we chose to finance. Balances and changes were immaterial for all periods presented.

Tax Benefit. Tax benefit for the three months ended March 31, 2024 of $1.4 million, was due to the sale of our unused NJ State net operating losses for fiscal year 2023, which were sold in fiscal year 2024, through the NJEDA Program. No net operating losses were sold during the three months ended March 31, 2025, or planned to be sold pertaining to unused net operating losses for fiscal year 2024.

Other Comprehensive (Loss) Income. Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive (loss) income. Other comprehensive income (loss) is considered immaterial for all periods presented.

Liquidity and Capital Resources

Sources of Liquidity

We achieved profitability in the fourth quarter of 2024 and the first quarter of 2025, driven by product sales of DefenCath. During the three months ended March 31, 2025, we received net proceeds of $6.8 million from the issuance of 620,444 shares of common stock under our at-the-market-issuance sales agreement, or ATM program. We may continue to utilize external sources of cash to further fund operations.

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

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $19.7 million as compared to net cash used in operating activities of $17.3 million for the same period in 2024. Net cash provided by operating activities was attributable to the net income of $20.6 million for the three months ended March 31, 2025 compared to a net loss of $14.5 million in the comparison period in 2024. There were also increases in trade receivables and prepaid expenses and other current assets of $2.9 million and $1.0 million, respectively, during the three months ended March 31, 2025. These increases are partially offset by net increases in accounts payable and accrued expenses in an aggregate amount of $4.4 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $0.2 million as compared to $8.9 million of net cash provided by investing activities for the same period in 2024. The net cash used during the three months ended March 31, 2025, was mainly driven by lower maturity of the amount invested in short-term investments, as compared to the same period in 2024.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $6.1 million due to the net proceeds generated from the sale of our common stock in our ATM program, partially offset by payments of employee withholding taxes for vested restricted stock units of $1.0 million. Net cash used in financing activities for the three months ended March 31, 2024 was $0.1 million attributable to the payment of employee withholding taxes for vested restricted stock units.

Funding Requirements and Liquidity

Our total cash, cash equivalents and short-term investments as of March 31, 2025, was $77.5 million, excluding restricted cash of $0.1 million, compared with $51.7 million as of December 31, 2024, excluding restricted cash of $0.1 million. As of March 31, 2025, $23.2 million of the Company’s common stock remains available for potential sale under the ATM program. Additionally, we have $100.0 million of remaining capacity available under our 2024 Shelf Registration Statement for the issuance of Company securities.

We expect to continue to fund operations from cash collections of accounts receivable, our cash on hand, cash equivalents and short-term investments, and through capital raising sources, which may be dilutive to existing stockholders. In May 2024, we implemented an ATM program, which may be utilized to support our ongoing funding requirements. We may seek to sell additional equity or debt securities through one or more discrete transactions, but can provide no assurances that any such financing will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations.

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

We currently estimate that as of March 31, 2025, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of these financial statements.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

In December 2024, we entered into a three-year agreement with Syneos Health Commercial Services, LLC (“Syneos”) under which Syneos will provide a dedicated inpatient field sales force that will exclusively promote DefenCath to hospitals and health systems. We have paid an up-front implementation fee and are obligated to pay a fixed monthly fee.  Upon the twelve-month anniversary of the deployment date, expected to be in the second quarter of 2026, the agreement is cancelable upon 60 day’s written notice.  As of March 31, 2025, the minimum amount committed under this agreement totals $9.1 million.

In 2008, the Company entered into a License and Assignment Agreement (the ND License Agreement) with ND Partners, LLP (NDP). Pursuant to the ND License Agreement, NDP granted the Company exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the NDP Technology). During the year ended December 31, 2024, net sales milestones in the amount of $2.0 million were achieved and are accrued in our consolidated balance sheet. In April 2025, the Company paid the final milestone payments in the aggregate amount of $2.0 million.

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

● Litigation contingencies are assessed and judgments are made to determine if an unfavorable outcome is considered probable or reasonably possible, and when considered reasonably possible but not probable, the contingency is disclosed along with an estimate of the possible loss or range of loss. If a liability is possible or probable, but no reasonable estimation of loss can be made, we will disclose the nature of the contingency and state that such an estimate cannot be made. Such estimates and judgements are based on information obtained through the discovery process, court filings and follow on filings by the plaintiffs as well as the stage of litigation. There have been no changes in management’s estimates through the filing of this Form 10-Q.

● We account for product revenue from the sale of our product, DefenCath, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) which entails our estimates and judgments primarily in determining the transaction price and more specifically as it relates to variable consideration associated with the contracts. Our customers are located in the United States and consist primarily of outpatient service providers and to a lesser extent specialty wholesale distributors. Variable consideration pertaining to an allowance for product returns of short-dated or expired product requires estimation as our customers may have differing utilization, storage and distribution methods and we do not yet have significant historical trends. The Company’s product accrual takes into consideration estimates of product held by its customers, the distribution channel, the shelf life of the product held by customers, as well as when the product is eligible for return based on our returns good policy. At March 31, 2025, the Company had $1.4 million in accrued returns allowance. We have established the estimate for returns based on specific customer circumstances, industry best practices and management experiences. Once return windows open and we experience actual returns we will further refine our estimate methods.

● As of March 31, 2025, we continue to maintain a full valuation allowance against our deferred tax assets. While we generated taxable income in the current quarter and may be profitable for the full year, we believe that a full valuation allowance remains appropriate due to the uncertainty pertaining to the full year level of forecasted profitability as compared to our recent historical losses. We will continue to evaluate all available evidence, both positive and negative, in future periods. A sustained trend of profitability could result in a reduction of the valuation allowance, which would favorably impact our effective tax rate.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the following:

Our business may be adversely affected by tariffs, trade sanctions or similar government actions.

As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from various foreign countries, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

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

CORMEDIX INC.

Date: May 6, 2025	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)