Form 10-Q
period 2025-06-30
CorMedix Inc.
filed 2025-08-07
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the issuer’s common stock, as of August 5, 2025 was 74,648,992.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$159,308,966	$40,650,770
Short-term investments	31,402,850	11,036,857
Trade receivables, net	42,911,634	51,653,583
Inventories	9,634,438	7,599,535
Prepaid research and development expenses	123,116	152,823
Other prepaid expenses and current assets	4,675,885	3,481,868
Total current assets	248,056,889	114,575,436
Property and equipment, net	1,641,152	1,828,016
Other assets	642,066	-
License intangible asset, net	1,740,260	1,844,156
Restricted cash, long-term	105,084	105,368
Operating lease right-of-use asset	413,652	492,697
TOTAL ASSETS	$252,599,103	$118,845,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,815,366	$1,720,177
Accrued expenses	25,718,305	31,951,533
Operating lease liability, short-term	177,172	167,922
Total current liabilities	31,710,843	33,839,632
Operating lease liability, net of current portion	258,073	349,091
TOTAL LIABILITIES	31,968,916	34,188,723

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 91,623 and 136,623 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	92	137
Common stock - $0.001 par value: 160,000,000 shares authorized; 74,620,742 and 64,411,295 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	74,621	64,411
Accumulated other comprehensive gain	79,435	90,646
Additional paid-in capital	519,634,193	424,131,789
Accumulated deficit	(299,158,154)	(339,630,033)
TOTAL STOCKHOLDERS’ EQUITY	220,630,187	84,656,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,599,103	$118,845,673

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Net sales	$39,736,790	$806,119	$78,818,447	$806,119
Cost of sales	(1,862,448)	(509,839)	(3,459,162)	(1,328,377)
Gross profit (loss)	37,874,342	296,280	75,359,285	(522,258)
Operating Expenses:
Research and development	(2,442,709)	(650,988)	(5,635,149)	(1,488,432)
Selling and marketing	(6,384,072)	(7,386,841)	(10,857,913)	(13,724,061)
General and administrative	(9,504,056)	(7,559,277)	(19,197,437)	(16,270,310)
Total Operating Expenses	(18,330,837)	(15,597,106)	(35,690,499)	(31,482,803)
Income (loss) From Operations	19,543,505	(15,300,826)	39,668,786	(32,005,061)
Other Income (Expense):
Interest income	828,949	657,366	1,395,747	1,514,551
Foreign exchange transaction loss	(16,295)	(1,473)	(54,468)	(5,481)
Other income	-	500,000	-	500,000
Interest expense	(6,671)	(6,556)	(16,679)	(16,391)
Total Other Income	805,983	1,149,337	1,324,600	1,992,679
Income (loss) before income taxes	20,349,488	(14,151,489)	40,993,386	(30,012,382)
Tax (expense) benefit	(521,507)	-	(521,507)	1,394,770
Net Income (Loss)	19,827,981	(14,151,489)	40,471,879	(28,617,612)
Other Comprehensive Income (Loss):
Unrealized income (loss) from investments	(1,971)	2,030	(6,481)	(8,872)
Foreign currency translation (loss) gain	(3,150)	240	(4,730)	495
Total Other Comprehensive (Loss) Income	(5,121)	2,270	(11,211)	(8,377)
Comprehensive Income (Loss)	$19,822,860	$(14,149,219)	$40,460,668	$(28,625,989)
Net Income (Loss) Per Common Share – Basic	$0.29	$(0.25)	$0.60	$(0.50)
Net Income (Loss) Per Common Share - Diluted	$0.28	$(0.25)	$0.58	$(0.50)
Weighted Average Common Shares Outstanding – Basic	67,927,710	57,620,974	66,593,438	57,562,064
Weighted Average Common Shares Outstanding – Diluted	71,918,624	57,620,974	70,354,212	57,562,064

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2025

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at March 31, 2025	67,711,098	$67,711	91,623	$92	$84,556	$433,721,824	$(318,986,135)	$114,888,048
Stock issued in connection with public offering, net	6,604,507	6,605	-	-	-	82,360,104	-	82,366,709
Stock issued in connection with options exercised	284,868	285	-	-	-	1,122,689	-	1,122,974
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	20,269	20	-	-	-	(247,504)	-	(247,484)
Stock-based compensation	-	-	-	-	-	2,677,080	-	2,677,080
Other comprehensive loss	-	-	-	-	(5,121)	-	-	(5,121)
Net income	-	-	-	-	-	-	19,827,981	19,827,981
Balance at June 30, 2025	74,620,742	$74,621	91,623	$92	$79,435	$519,634,193	$(299,158,154)	$220,630,187

For the three months ended June 30, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at March 31, 2024	54,959,270	$54,959	181,622	$182	$83,461	$394,040,254	$(336,166,136)	$58,012,720
Stock issued in connection with ATM sale of common stock, net	231,097	231	-	-	-	1,009,369	-	1,009,600
Stock issued in connection with options exercised	49,165	49	-	-	-	186,433	-	186,482
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	35,259	35				(139,532)		(139,497)
Stock-based compensation	-	-	-	-	-	1,263,845	-	1,263,845
Other comprehensive gain	-	-	-	-	2,270	-	-	2,270
Net loss	-	-	-	-	-	-	(14,151,489)	(14,151,489)
Balance at June 30, 2024	55,274,791	$55,274	181,622	$182	$85,731	$396,360,369	$(350,317,625)	$46,183,931

For the six months ended June 30, 2025

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January 1, 2025	64,411,295	$64,411	136,623	$137	$90,646	$424,131,789	$(339,630,033)	$84,656,950
Stock issued in connection with ATM sale of common stock, net	620,444	621	-	-	-	6,760,952	-	6,761,573
Stock issued in connection with options exercised	368,959	369	-	-	-	1,472,955	-	1,473,324
Stock issued in connection with public offering, net	6,604,507	6,605	-	-	-	82,360,104	-	82,366,709
Conversion of Series G preferred stock to common stock	2,502,062	2,502	(45,000)	(45)	-	(2,457)		-
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	113,475	113				(1,266,585)		(1,266,472)
Stock-based compensation	-	-	-	-	-	6,177,435	-	6,177,435
Other comprehensive loss	-	-	-	-	(11,211)	-	-	(11,211)
Net income	-	-	-	-	-	-	40,471,879	40,471,879
Balance at June 30, 2025	74,620,742	$74,621	91,623	$92	$79,435	$519,634,193	$(299,158,154)	$220,630,187

For the six months ended June 30, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January 1, 2024	54,938,258	$54,938	181,622	$182	$94,108	$391,693,214	$(321,700,013)	$70,142,429
Stock issued in connection with ATM sale of common stock, net	231,097	231	-	-	-	1,009,369	-	1,009,600
Stock issued in connection with options exercised	49,165	49	-	-	-	186,433	-	186,482
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	78,103	78				(236,693)		(236,615)
Cancellation of shares held in escrow	(21,832)	(22)				22		-
Stock-based compensation	-	-	-	-	-	3,708,024	-	3,708,024
Other comprehensive loss	-	-	-	-	(8,377)	-	-	(8,377)
Net loss	-	-	-	-	-	-	(28,617,612)	(28,617,612)
Balance at June 30, 2024	55,274,791	$55,274	181,622	$182	$85,731	$396,360,369	$(350,317,625)	$46,183,931

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,471,879	$(28,617,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,177,435	3,708,024
Change in right-of-use assets	79,045	72,110
Depreciation	220,987	46,750
Amortization of intangible	103,896	51,948
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	8,741,948	(206,337)
Increase in inventory	(2,034,903)	(1,905,215)
Increase in prepaid expenses and other assets	(1,805,687)	(2,130,587)
Increase (decrease) in accounts payable	4,095,158	(934,870)
Decrease in accrued expenses	(6,239,674)	(1,361,111)
Decrease in operating lease liabilities	(81,767)	(73,310)
Net cash provided by (used in) operating activities	49,728,317	(31,350,210)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(38,272,474)	(19,806,594)
Maturity of short-term investments	17,900,000	35,116,192
Purchase of equipment	(34,122)	(96,095)
Net cash (used in) provided by investing activities	(20,406,596)	15,213,503
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from public offering, net	82,366,709	-
Payment of employee withholding taxes on vested restricted stock units	(1,266,472)	(236,615)
Proceeds from sale of common stock from at-the-market program, net	6,761,573	1,009,600
Proceeds from exercise of stock options	1,473,324	186,482
Net cash provided by financing activities	89,335,134	959,467
Foreign exchange effect on cash	1,057	(893)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,657,912	(15,178,133)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	40,756,138	43,823,192
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$159,414,050	$28,645,059
Cash paid for interest	$16,679	$16,391
Supplemental Disclosure of Non-Cash Investing Activities:
Liability related to license agreement	$-	$2,000,000
Unrealized loss from investments	$(6,481)	$(8,872)

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

Acquisition of Melinta

On August 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Melinta Therapeutics, LLC, a Delaware limited liability company (“Melinta”), Coriander BidCo LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), and Deerfield Private Design Fund IV, L.P., a Delaware limited partnership, solely in its capacity as representative, agent and attorney-in-fact of the Melinta equity holders (the “Members’ Representative”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions contained therein, the Company has agreed to acquire Melinta via a merger in which Merger Sub will merge with and into Melinta (the “Merger”), with Melinta surviving as a wholly owned subsidiary of the Company. The closing of the Merger is referred to herein as the “Closing.”

The boards of directors of the Company and Melinta have both unanimously approved the proposed transaction, and the requisite members of Melinta, Deerfield Private Design Fund III, L.P. and Deerfield Private Design Fund IV, L.P. (the “Consenting Melinta Members”), have approved the Merger. The Merger is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Clearance”), and the satisfaction of other customary conditions, and the Merger currently is expected to be completed in September 2025.

Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time” and the date of the Effective Time, the “Closing Date”), the Company will (i) pay to the Melinta equityholders (including the Consenting Melinta Members) an aggregate of $260 million in cash (subject to adjustment for the Aggregate Exercise Price, Estimated Company Cash, Estimated Company Debt, Estimated Working Capital as compared to the Working Capital Target, and Estimated Transaction Expenses (each as defined in the Merger Agreement)), and (ii) to the Consenting Melinta Members an aggregate of $40 million worth of common shares, par value $0.001 per share, of the Company (the “Merger Shares”) or, at the election of a Consenting Melinta Member, in lieu of any of the Merger Shares it is so entitled to receive, a pre-funded warrant exercisable for such number of Merger Shares (each, a “Merger Warrant”). Additionally, the Consenting Melinta Members and certain Company Optionholders (as defined in the Merger Agreement) will be eligible to receive certain contingent payments pursuant to the terms of the Merger Agreement, the Contingent Payment Agreement and the Option Treatment Agreements (as defined in the Merger Agreement). The cash consideration will be funded by a combination of the Company’s existing cash on hand and a $150 million Convertible Notes Offering (as defined below). See Note 9, “Subsequent Events” for additional information.

Convertible Notes Offering

On August 6, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors to provide for the issuance of $150,000,000 aggregate principal amount of its convertible senior notes due 2030 (the “Notes”) in a private placement, exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Such offering is herein referred to as the “Convertible Notes Offering.” Upon issuance, the Notes will be eligible for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A of the Securities Act. Subject to the terms and conditions of the Subscription Agreements, the Company expects the Notes to be issued on August 12, 2025 (the “Notes Closing Date”).

Upon issuance, the Notes will be governed by an Indenture (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”). Upon issuance, the Notes will bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026. The Notes will mature on August 1, 2030 (the “Maturity Date”) and will be senior, unsecured obligations of the Company. See Note 9, “Subsequent Events” for additional information.

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

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 - Summary of Significant Accounting Policies and Liquidity and Uncertainties:

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with GAAP which contemplates continuation of the Company as a going concern. For the first half of 2025, the Company generated net income and net cash from operating activities from the product sales of DefenCath. The Company’s future profitability will depend on the continued successful commercialization of DefenCath. The Company’s current commercial and development expenses for DefenCath and its other operating requirements are expected to be funded for at least twelve months from the issuance of this Quarterly Report on Form 10-Q by the Company’s existing cash, cash equivalents and short-term investments at June 30, 2025, as well as the additional expected liquidity from commercial operations. Also, as of June 30, 2025, approximately $23.2 million of the Company’s common stock remains available for sale under the 2024 ATM program, with $15.0 million of remaining capacity under the 2024 Shelf Registration Statement for the issuance of Company securities (see Note 6).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s condensed consolidated balance sheets and the reported amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions. The more significant areas in which estimates and the exercise of judgment relate include; variable consideration for product returns, Medicaid utilization rates; realization of receivables, valuation of inventory, share-based payment grant date valuation, deferred tax asset valuation changes and contingent liability recognition and disclosures. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actuals.

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2025 presentation.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable and Allowances

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of current information, forecasts of future economic conditions, industry knowledge and to some extent our historical experience. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. Also, to the extent any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due, however account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowances recorded for credit losses as of June 30, 2025 and December 31, 2024 were approximately $0.1 million, there were no write-offs or recoveries during the six months ended June 30, 2025.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations

The following table summarizes revenue from each of the Company’s customers, who individually represent at least 10% of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	59%	0%	68%	0%
Customer B	18%	23%	16%	23%
Customer C	7%	77%	6%	77%
Customer D	11%	-	5%	-

The following table summarizes accounts receivable concentrations for each of the Company’s customers, who individually represent at least 10% of total accounts receivable.

	June 30, 2025	December 31, 2024
Customer A	45%	87%
Customer D	29%	0%
Customer B	20%	12%

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	June 30,
	2025	2024
Cash and cash equivalents	$159,308,966	$28,540,633
Restricted cash	105,084	104,426
Total cash, cash equivalents and restricted cash	$159,414,050	$28,645,059

 The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in other comprehensive income. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at June 30, 2025 or December 31, 2024.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. As of June 30, 2025 and December 31, 2024, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2025 and December 31, 2024.

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2025:
Money Market Funds included in Cash Equivalents	$33,535,292	$(1,318)	$-	$33,533,974
U.S. Government Agency Securities	15,248,548	(813)	791	15,248,526
Commercial Paper	16,155,214	(1,669)	779	16,154,324
Subtotal	31,403,762	(2,482)	1,570	31,402,850
Total June 30, 2025	$64,939,054	$(3,800)	$1,570	$64,936,824
December 31, 2024:
Money Market Funds included in Cash Equivalents	$23,121,752	$-	$-	$23,121,752
U.S. Government Agency Securities	11,032,606	-	4,251	11,036,857
Total December 31, 2024	$34,154,358	$-	$4,251	$34,158,609

Fair Value Measurements

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments is required, whether or not recognized in the unaudited consolidated balance sheet, for which it is practicable to estimate that value. The Company’s financial instruments recorded in the unaudited consolidated balance sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable and accrued expenses.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of their maturity dates.

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

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a reoccurring basis as of June 30, 2025 and December 31, 2024:

	Carrying Value	Level 1	Level 2	Level 3
June 30, 2025:
Money Market Funds and Cash Equivalents	$33,533,974	$33,533,974	$-	$-
U.S. Government Agency Securities	15,248,526	15,248,526	-	-
Commercial Paper	16,154,324	-	16,154,324
Subtotal	31,402,850	15,248,526	16,154,324
Total June 30, 2025	$64,936,824	$48,782,500	$16,154,324	$-
December 31, 2024:
Money Market Funds and Cash Equivalents	$23,121,752	$23,121,752	$-	$-
U.S. Government Agency Securities	11,036,857	11,036,857	-	-
Total December 31, 2024	$34,158,609	$34,158,609	$-	$-

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

Inventory is valued utilizing the standard cost method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offering and sales volume assumptions, market conditions and product life cycle and expiration dating when determining net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases. The Company has not experienced any write-downs for any items listed above during the six months ended June 30, 2025.

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods for DefenCath. Inventories consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$1,112,726	$1,111,409
Work in progress	5,201,054	3,528,401
Finished goods	3,320,658	2,959,725
Total	$9,634,438	$7,599,535

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

Variable Consideration

The Company includes an estimate of variable consideration in its transaction price at the time of sale when control of the product transfers to the customer. Variable consideration includes:

●	Distribution service fees;

●	Prompt pay and other discounts;

●	Product returns;

●	Chargebacks;

●	Rebates;

●	Volume incentive rebates;

●	Shelf-stock adjustments;

●	Data fees.

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

Rebates – The Company is or may become subject to negotiated discount obligations to different GPO, direct purchasers, other commercial organizations or government programs, including Medicaid. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates are typically invoiced in arrears. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter based on expected product utilization, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as accrued expenses on the balance sheet.

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

Shelf-stock adjustments – The Company is subject to quarterly shelf-stock adjustments with certain direct customers to account for contract price changes as related to quarterly decreases to our published ASP. Inventory levels subject to shelf-stock adjustment are determined based on current customer utilization rates and current inventory levels at the customer. Shelf-stock adjustments are recorded as accrued expenses on the balance sheet.

Data fees – The Company is subject to negotiated data fees with certain direct customers.

Provisions for the revenue variable consideration described above totaled $22,279,000 and $41,273,000 for the three and six months ended June 30, 2025, respectively. As of June 30, 2025 and December 31, 2024, total accrued reserves and allowances to accounts receivable on the balance sheet associated with variable consideration were $23,079,000 and $23,161,000, respectively.

A roll forward of the major categories of variable consideration deductions for the six months ended June 30, 2025 is as follows:

	Volume Incentive Rebates	Medicaid and Commercial Rebates	Distribution Service Fees	Accrued Shelf- stock Liability	Accrued Returns Allowance	Prompt Pay and Other Discounts
Balance at December 31, 2024	$20,917,991	$41,882	$301,937	$-	$746,310	$935,286
Provisions related to sales recorded in the period	15,249,107	383,260	484,936	-	637,787	973,059
Credits/payments issued during the period	(12,893,145)	(24,867)	(262,720)	-	-	(951,139
Effect of change in estimate	-	292,700	-	-	-	-
Balance at March 31, 2025	23,273,953	692,975	524,153	-	1,384,097	957,206
Provisions related to sales recorded in the period	10,543,682	1,273,639	2,656,370	2,060,141	823,717	972,436
Credits/payments issued during the period	(23,720,183)	(186,259)	(584,074)	-	-	(1,223,746)
Effect of change in estimate	-	2,029,000	-	-	-	-
Balance at June 30, 2025	$10,097,452	$3,809,355	$2,596,449	$2,060,141	$2,207,814	$705,896

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three and six months ended June 30, 2025, a change in estimate was recorded for variable consideration pertaining to Medicaid and commercial rebates. During the three months ended June 30, 2025, new information was obtained by the Company surrounding Medicaid utilization rates for certain states that reimburse service providers using DefenCath. The resulting change in accounting estimate negatively impacted net sales, income from continuing operations and net income for the three and six months ended June 30, 2025. For the three months ended June 30, 2025, net income was impacted by $2,029,000, basic and diluted earnings per share were negatively impacted by $0.03 and $0.02 cents per share, respectively, which would have caused earnings per share and diluted earnings per share to be $0.32 and $0.30, respectively. Excluding the impact of the change in accounting estimate, net income would have been $21,856,000. The resulting change in estimate negatively impacts year to date revenue, continuing operations and net income in the amount of $1,695,000. Basic and diluted earnings per share were negatively impacted by $0.02 cents per share, which would have caused earnings per share and diluted earnings per share to be $0.62 and $0.60, respectively. Excluding the impact of the change in accounting estimate, net income would have been $42,167,000.

Income (Loss) Per Common Share

Income (loss) per common share requires consideration of the two-class method when an entity has participating securities. The Company’s outstanding shares of Series E preferred stock entitle the holders to receive dividends on a basis equivalent to the dividends paid to holders of common stock, participating pro-rata in the earnings of the Company as if the Series E preferred stock was converted into common shares of the Company. As a result, the Series E preferred stock meets the definition of participating securities and the Company is required to apply the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Since the Series E preferred stock does not have contractual obligations that require participation in the Company’s losses, the two-class method is not required for periods in which Company has a net loss.

Basic income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares, including applicable participating securities, outstanding during the period. For the three and six months ended June 30, 2025, basic income per common share is calculated assuming the Series E preferred stock was converted into common shares and participates in the earnings of the Company on a pro-rata basis. As a result, net income for the three and six months ended June 30, 2025 is allocated pro-rata between the Company’s weighted average outstanding common shares and Series E preferred stock (on an as-if converted basis). On an as-if converted basis, the Series E preferred stock is equal to 391,953 common shares of the Company and would be allocated $114,000 and $237,000 of the Company’s earnings for the three and six months ended June 30, 2025, respectively.

For periods of net income, diluted net income per share is computed using the more dilutive of the treasury method or two class method. Because the Company’s Series E preferred stock does not contain non-forfeitable rights to dividends, the “two class” method results in the same diluted net income per share as the “treasury method.” Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company calculates dilutive potential common shares using the treasury stock method for stock options and restricted units, which assumes the Company will use the proceeds from the exercise of stock options and vesting of restricted stock units to repurchase shares of common stock to hold in its treasury stock reserves. The Company calculates dilutive potential common shares using the if-converted method for preferred stock, which assumes the preferred stock is converted at the beginning of the period (or at time of issuance, if later).

For the three and six months ended June 30, 2024, the two-class method was not required since the Company was in a net loss position and the participating securities do not have contractual obligations that require participation in the Company’s losses.

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$19,827,981	$(14,151,489)	$40,471,879	$(28,617,612)
Denominator:
Basic weighted average common shares outstanding	67,927,710	57,620,974	66,593,438	57,562,064
Effect of potentially dilutive securities	3,990,914	-	3,760,774	-
Diluted weighted average common shares outstanding	71,918,624	57,620,974	70,354,212	57,562,064

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Number of Shares of Common Stock Issuable)		(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	-	4,000	-	4,000
Series E non-voting preferred stock	-	391,953	-	391,953
Series G non-voting preferred stock	-	5,004,069	-	5,004,069
Shares issuable for payment of deferred board compensation	-	48,909	-	48,909
Shares underlying outstanding stock options	88,502	8,048,134	108,613	8,048,134
Shares underlying restricted stock units	121,426	303,994	984,918	303,994
Total potentially dilutive shares	209,928	13,801,059	1,093,531	13,801,059

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are offset by a valuation allowance at June 30, 2025 and June 30, 2024.

The provision for income taxes during interim reporting periods is computed by applying an estimated annual effective tax rate to year-to-date income, adjusted for discrete items occurring within the quarter. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense.

The effective income tax rates for the three and six months ended June 30, 2025 were 2.6% and 1.3%, respectively, and 0% and 4.6% for the three and six months ended June 30, 2024. The effective income tax rate differs from the federal effective tax rate of 21% due to the utilization of deferred tax assets (Federal NOLs) which have been historically offset with the Company’s valuation allowance. The effective income tax rate reflects our best estimate of the effective tax rate expected to be applicable for the full year and is significantly impacted by state income tax and our valuation allowance over our deferred tax assets.

The Company recorded an income tax expense of $0.5 million for the three and six months ended June 30, 2025 primarily related to the state operations. For the six months ended June 30, 2024 the company recorded a tax benefit of $1.4 million due to the sale of its unused NJ State net operating losses for fiscal year 2023.

Based on consideration of all available evidence, the Company has a full valuation allowance against all of the deferred tax assets as of both June 30, 2025 and December 31, 2024 due to cumulative historical losses incurred through December 31, 2024 and current year earnings being limited to the first two quarters of 2025. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The amount of the valuation allowance release will be determined based on the available sources of future taxable income as of the period in which the release is recorded.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Profit (Loss) before income taxes	$20,349,488	$(14,151,489)	$40,993,386	$(30,012,382)
Provision (Benefit) for income taxes	521,507	-	521,507	$(1,394,770)
Effective tax rate	2.6%	0.0%	1.3%	4.6%

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

ASU No. 2023-09

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. The guidance is effective for CorMedix’s annual reporting period ending December 31, 2025. CorMedix is currently assessing the impact of adopting this guidance on the condensed consolidated financial statements.

Note 3 - Other Prepaid Expenses and Current Assets:

Other prepaid expenses and current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid API	$2,633,573	$1,039,494
Commercial	759,382	666,288
FDA filing fee	149,853	449,558
Medical affairs	288,862	412,118
Subscriptions	638,659	409,774
Insurance	121,230	342,172
Clinical	22,641	70,564
Other	61,685	91,900
Total	$4,675,885	$3,481,868

Note 4 - Accrued Expenses:

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Accrued gross-to-net-deductions	$18,794,602	$21,860,335
Accrued payroll and payroll taxes	3,636,601	6,530,469
License agreement payable	-	2,000,000
Professional and consulting fees	2,371,792	865,413
Income tax payable	521,507	-
Manufacturing related	257,505	572,959
Other	136,298	122,357
Total	$25,718,305	$31,951,533

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 - Commitments and Contingencies:

Contingency Matters

In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv-14020 (D.N.J.)

On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv 14020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On October 10, 2022, the lead plaintiff filed a second amended consolidated complaint that superseded the original complaints in In re CorMedix Securities Litigation. On March 21, 2024, the Court denied Defendants’ motion to dismiss without prejudice and granted lead plaintiff leave to amend the complaint. On April 22, 2024, lead plaintiff filed a third amended consolidated complaint that superseded the second amended consolidated complaint. In the third amended complaint, the lead plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive. The third amended complaint names as defendants the Company and six (6) current and former officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”). The third amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5) and that the Officer Defendants violated Section 20(a). In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company filed its motion to dismiss the third amended complaint on June 6, 2024, and received from Plaintiffs their opposition to the Company’s motion to dismiss on July 22, 2024. The Company filed its response on August 21, 2024. On June 30, 2025, the Court denied the CorMedix Defendants’ motion to dismiss the third amended complaint. On July 23, 2025, in response to a letter from the CorMedix Defendants identifying errors in the motion to dismiss opinion, the Court withdrew its opinion, stating that it was “entered in error” and that a “subsequent Opinion and Order will follow.” On July 23, 2025, the Court so-ordered the parties’ proposed Pretrial Scheduling Order with deadlines for discovery. The Company intends to vigorously contest the claims.

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

On or about April 18, 2023, the Court entered an order consolidating the above-mentioned shareholder derivative complaints for all purposes, including pretrial proceedings, trial and appeal. The consolidated derivative action is entitled, In re CorMedix Inc. Derivative Litigation, C.A. No. 2:21-cv-18493-JXN-LDW. The individual defendants intend to vigorously contest the claims set forth in the consolidated derivative action. The provisions of the Order to Stay entered in the Voter Action on January 21, 2022, apply to the consolidated derivative action. On April 20, 2023, the consolidated derivative action was administratively terminated and removed from the Court’s docket until the motion to dismiss the class action is resolved and the Private Securities Litigation Reform Act, or PSLRA, stay is lifted. On June 30, 2025, the Court denied the CorMedix Defendants’ motion to dismiss the securities class action (as discussed in the preceding section, the Court withdrew its order on July 23, 2025). On July 16, 2025, the Court in the derivative litigation entered the parties’ Joint Stipulation Governing Schedule, which provides that the derivative plaintiffs have until September 15, 2025 to file a consolidated complaint. The individual defendants intend to vigorously contest the claims.

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

Under the ND License Agreement, the Company is required to make cash and equity payments to NDP upon the achievement of certain milestones. Under the ND License Agreement, the maximum aggregate amount of cash payments due upon achievement of applicable milestones was $2,500,000, with the balance being $2,000,000 as of March 31, 2025. The initial licensing fee of $325,000, the fair value of the 5% equity interest (7,996 shares of the Company’s common stock) and an additional $500,000, as a result of the achievement of one milestone, were recognized on the Company’s statement of operations in R&D in prior periods, as the related milestones were achieved by the Company prior to the FDA approval. During the year ended December 31, 2024, the Company determined it was probable that the net sales milestones would be achieved in future periods and, as a result, the Company recorded a license intangible asset of $2,000,000 and a license agreement liability of $2,000,000, which was included within accrued expenses in the Company’s consolidated balance sheet as of December 31, 2024. In May 2025, the Company paid the final milestone liability in the aggregate amount of $2,000,000.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning in the second quarter of 2024, the license intangible asset is amortized as cost of goods sold over its estimated economic life of approximately 10 years. The amortization start period correlates with the product launch of DefenCath and the first period in which revenue will be recognized. Amortization expense of approximately $52,000 and $104,000 was recorded during the three and six months ended June 30, 2025, respectively.

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

Other Commitments

In December 2024, the Company entered into a three-year agreement with Syneos Health Commercial Services, LLC (“Syneos”) under which Syneos will provide a dedicated inpatient field sales force that will exclusively promote DefenCath to hospitals and health systems. The Company has paid an up-front implementation and are obligated to pay a fixed monthly fee.  Upon the twelve-month anniversary of the deployment date, expected to be in the second quarter of 2026, the agreement is cancelable upon 60 days’ written notice.  As of June 30, 2025, the minimum amount committed under this agreement totals $7.8 million.

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Note 6 - Stockholders’ Equity:

Common Stock

On May 9, 2024, the Company filed a shelf registration statement (the “2024 Shelf Registration Statement”) for the issuance of up to $150,000,000 of Company securities. Also on May 9, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $50,000,000 of its common stock through the sales agents under the 2024 Shelf Registration Statement, subject to limitations imposed by the Company and subject to the sales agent’s acceptance (the “2024 ATM program”). The sales agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the 2024 ATM program. During the six months ended June 30, 2025, the Company sold an aggregate of 620,444 shares of its common stock under the 2024 ATM program and realized an aggregate net proceeds of approximately $6.8 million. Approximately $23.2 million of the Company’s common stock remains available for sale under its 2024 ATM program, with $15,000,000 of capacity remaining under its 2024 Shelf Registration Statement for the issuance of Company securities.

On June 30, 2025, the Company completed an underwritten public offering of common stock pursuant to the Company’s universal shelf registration statement on Form S-3, selling an aggregate of 6,604,507 shares, at the price of $12.87 per share less an underwriting discount of $0.229 per share. The Company received aggregate net proceeds of approximately $82.4 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company intends to use the proceeds for general corporate purposes, which may include working capital, expenses related to research and the development of product candidates, and potential strategic transactions, including acquisitions, joint ventures or collaborations, involving companies, products or assets that complement our business. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates. In addition, the Company granted the underwriter a 30-day option to purchase an additional 15% of the shares of its common stock offered in the offering, which expired unexercised.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	As of June 30, 2025			As of December 31, 2024
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	20,000	2,000	$10.00	$20,000
Series E	89,623	$49.20	4,409,452	89,623	$49.20	$4,409,452
Series G	-	$-	-	45,000	$187.36	$8,431,200
Total	91,623		4,429,452	136,623		$12,860,652

In March 2025, 45,000 shares of Series G preferred stock were converted which resulted in the issuance of 2,502,062 shares of common stock.

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

During the six months ended June 30, 2025, the Company granted 1,339,250 RSUs, to its employees and non-employee directors with service based vesting conditions and a weighted average grant date fair value of $10.26 per share.

During the six months ended June 30, 2024, the Company granted 283,333 RSUs to its executive officers, with service based vesting conditions and a weighted average grant date fair value of $3.47 per share.

In addition to the RSUs noted above, during the six months ended June 30, 2025, the Company issued 487,500 PSUs to its executive officers with market performance and service based vesting conditions and, as such, the grant date fair value of $11.79 was calculated using a Monte-Carlo simulation model. The following key assumptions were used to determine the fair value of the PSUs granted during the period:

Assumption	Period 1	Period 2	Period 3
Share price	$8.10	N/A	N/A
Equity volatility	71.2%	69.7%	87.0%
Remaining term (years)	0.99	1.99	2.99
Dividend yield	0%	0%	0%
Risk-free rate	4.13%	4.20%	4.25%

Compensation expense related to these PSUs is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied.

As of June 30, 2025, the Company has 1,884,042 outstanding RSUs and PSUs. As of June 30, 2024, the Company has 303,994 outstanding RSUs. As of June 30, 2025, unrecognized compensation expense related to unvested RSUs and PSUs is $15,761,000, which will be recognized over a weighted average remaining period of 1.9 years at June 30, 2025.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

During the six months ended June 30, 2025 no stock options were issued. During the six months ended June 30, 2024, the Company granted ten-year qualified and non-qualified stock options covering an aggregate of 2,043,667 shares of the Company’s common stock under the Amended and Restated 2019 Omnibus Stock Incentive Plan. The weighted average exercise price of these options is $3.62 per share.

During the six months ended June 30, 2025, the Company issued 368,959 shares of common stock, upon the exercise of stock options. The Company realized net proceeds of $1,473,000 from this exercise with a weighted average exercise price of $3.99 per share. The aggregate intrinsic value amounted to $2,387,000 which was the difference between the exercise prices of the underlying options and the market prices of the common stock of the Company at the date of exercise.

As of June 30, 2025, there was approximately $4,347,000 in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 1.2 years.

The Company uses the simplified method to calculate the expected term which takes into account the vesting term and the expiration date of the stock options. The expected term of the stock options granted to consultants, if any, is based upon the full term of the respective option agreements. The expected stock price volatility for the Company’s stock options is calculated based on the historical volatility of the Company’s stock price for the expected term. The forfeitures of share-based awards were recognized in the period in which they occur. The expected dividend yield of 0% reflects the Company’s current and expected future policy for dividends on the Company’s common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.

The total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Award type	2025	2024	2025	2024
RSUs	$1,398,084	$114,089	$3,477,345	$475,850
PSUs	436,594	-	915,563	-
Stock options	842,402	1,149,756	1,784,527	3,232,174
Total	$2,677,080	$1,263,845	$6,177,435	$3,708,024

The following table represents the allocation of stock-based compensation expense by financial statement line item:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line item	2025	2024	2025	2024
Cost of sales	$86,929	$48,451	$142,160	$166,763
Research and development	196,330	77,996	320,150	259,109
Selling and marketing	244,559	137,204	357,295	345,734
General and administrative	2,149,262	1,000,194	5,357,830	2,936,418
Total	$2,677,080	$1,263,845	$6,177,435	$3,708,024

Note 7 - Leases:

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for each of the three and six months ended June 30, 2025 was approximately $52,000 and $104,000, respectively, which includes costs associated with leases for which ROU assets have been recognized as well as short-term leases. For the three and six months ended June 30, 2024, operating lease expense in the Company’s condensed consolidated statements of operations and comprehensive loss was approximately $52,000 and $104,000, respectively.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2025, the Company has a total operating lease liability of $435,000, of which approximately $177,000 and $258,000 were classified as operating lease liabilities, short-term and operating lease liabilities, net of current portion, respectively, on the condensed consolidated balance sheet. At December 31, 2024, the Company’s total operating lease liability was $517,000, of which $168,000 was classified as operating lease liabilities, short-term and $349,000 was classified as operating lease liabilities, net of current portion, on the condensed consolidated balance sheet. Operating ROU assets as of June 30, 2025 and December 31, 2024 were $414,000 and $493,000, respectively.

The weighted average remaining lease term as of June 30, 2025 and 2024 were 2.3 and 3.3 years, respectively, and the weighted average discount rate for operating leases was 9% at June 30, 2025 and 2024.

As of June 30, 2025, maturities of lease liabilities were as follows:

2025 (excluding the six months ended June 30, 2025)	$104,000
2026	211,000
2027	169,000
Total future minimum lease payments	484,000
Less imputed interest	(49,000)
Total	$435,000

Note 8 - Segment Reporting:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development:
Employee expense	$1,269,327	$502,820	$2,369,715	$1,112,900
Other research and development	1,173,382	148,168	3,265,434	375,532
Total research and development	2,442,709	650,988	5,635,149	1,488,432
Selling and marketing
Employee and contracted employee expense	$3,193,834	$3,199,534	$5,257,958	$5,561,625
Other selling and marketing	3,190,238	4,187,307	5,599,955	8,162,436
Total selling and marketing expense	6,384,072	7,386,841	10,857,913	13,724,061
General and administrative
Employee expense	$5,875,035	$4,395,996	$12,717,843	$10,041,546
Other general and administrative	3,629,021	3,163,281	6,479,594	6,228,764
Total general and administrative expense	9,504,056	7,559,277	19,197,437	16,270,310

Total operating expenses	$18,330,837	$15,597,106	$35,690,499	$31,482,803

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 - Subsequent Events:

On July 4, 2025, the 'One Big Beautiful Bill Act' (the “OBBBA”) was signed into law. This legislation includes significant changes to U.S. federal tax laws, notably restoring immediate expensing for domestic research and experimentation expenditures, reinstating 100% bonus depreciation, among other provisions. The financial effects of the OBBBA on our income tax expense, deferred tax assets and liabilities, and cash flows will be recognized in our unaudited condensed consolidated financial statements for the quarter ending September 30, 2025, which includes the enactment date of the legislation. We anticipate a favorable impact on our effective tax rate and future cash tax payments, and we are currently assessing the full quantitative impact.

Acquisition of Melinta

On August 7, 2025, the Company entered into the Merger Agreement with Melinta, Merger Sub, and the Members’ Representative.

Pursuant to the terms of the Merger Agreement, and subject to the conditions contained therein, the Company has agreed to acquire Melinta via a merger in which Merger Sub will merge with and into Melinta (the “Merger”), with Melinta surviving as a wholly owned subsidiary of the Company.

The boards of directors of the Company and Melinta have both unanimously approved the proposed transaction, and the requisite members of Melinta, Deerfield Private Design Fund III, L.P. and the Consenting Melinta Members, have approved the Merger. The Merger is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the satisfaction of other customary conditions, and the Merger currently is expected to be completed in September 2025.

Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time” and the date of the Effective Time, the “Closing Date”), the Company will (i) pay to the Melinta equityholders (including the Consenting Melinta Members) an aggregate of $260 million in cash (subject to adjustment for the Aggregate Exercise Price, Estimated Company Cash, Estimated Company Debt, Estimated Working Capital as compared to the Working Capital Target, and Estimated Transaction Expenses (each as defined in the Merger Agreement)), and (ii) to the Consenting Melinta Members an aggregate of $40 million worth of common shares, par value $0.001 per share, of the Company (the “Merger Shares”) or, at the election of a Consenting Melinta Member, in lieu of any of the Merger Shares it is so entitled to receive, a pre-funded warrant exercisable for such number of Merger Shares (each, a “Merger Warrant”). Additionally, the Consenting Melinta Members and certain Company Optionholders (as defined in the Merger Agreement) will be eligible to receive certain contingent payments pursuant to the terms of the Merger Agreement, the Contingent Payment Agreement (as defined and described below) and the Option Treatment Agreements (as defined in the Merger Agreement). The cash consideration will be funded by a combination of the Company’s existing cash on hand and a $150 million Convertible Notes Offering (as defined below).

Representations and Warranties; Covenants; Conditions to Closing; Termination

The Merger Agreement contains a number of representations and warranties made by the Company, Merger Sub and Melinta as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the Merger Agreement, which in certain cases are subject to specified exceptions and materiality, Company Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Merger Agreement), knowledge and other qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement. The representations and warranties made under the Merger Agreement will not survive the Closing.

The Merger Agreement contains certain customary covenants for transactions of this type by the Company and Melinta. None of the covenants and agreements of the parties contained in the Merger Agreement will survive the Closing, except for those covenants and agreements that by their terms expressly apply in whole or in part after the Closing.

The Merger is subject to various closing conditions, including, but not limited to: (i) HSR Clearance; (ii) the absence of any statute, rule, order, decree or regulation prohibiting the Merger; (iii) the absence of any Parent Material Adverse Effect or Company Material Adverse Effect (each as defined in the Merger Agreement) on the Company or Melinta, respectively; and (iv) the accuracy of the representations and warranties and the compliance by each party with the covenants contained in the Merger Agreement, subject to the materiality standards and exceptions set forth in the Merger Agreement.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent Payment Agreement

Pursuant to the terms of the Merger Agreement, simultaneously with the Closing, the Company, Melinta, the Consenting Melinta Members and the Members' Representative will enter into a contingent payment agreement (the "Contingent Payment Agreement"), pursuant to which in connection with the Merger Agreement and as part of the Merger Consideration payable to the Consenting Melinta Members, the Company will make certain payments to the Contingent Payment Holders (as defined in the Contingent Payment Agreement) as described below.

The Contingent Payment Agreement provides for milestone and net sales based payments. Upon the issuance of the U.S. Food and Drug Administration (“FDA”) marketing approval of (a) the product known as REZZAYOTM (rezafungin) as of the date hereof or as may be modified thereafter, or (b) any product that contains the active ingredient rezafungin, for the prevention or prophylaxis of invasive fungal infections in adult patients undergoing allogeneic stem cell blood and marrow transplant or the regulatory equivalent on or prior to June 30, 2029, the Company shall pay, in cash or common shares, par value $0.001 per share, of the Company (“Common Stock”) at the Company’s election, to the Contingent Payment Holders and certain Company Optionholders the following payments:

(i)	if the FDA-approved labeling includes candida, $20 million;

(ii)	if the FDA-approved labeling includes aspergillus, $2.5 million; and

(iii)	if the FDA-approved labeling includes pneumocystis, $2.5 million.

Further, the Contingent Payment Agreement provides that the Company will pay to the Contingent Payment Holders tiered royalties on REZZAYOTM (rezafungin) U.S. net sales and low-single-digit royalties on MINOCIN® (minocycline) U.S. net sales.

Registration Rights Agreement

Pursuant to the terms of the Merger Agreement, simultaneously with the Closing, the Company and the Consenting Melinta Members will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, the Merger Shares, the shares of Common Stock issuable upon exercise of any Merger Warrants (the “Merger Warrant Shares”) and other equity securities issued to the Consenting Melinta Members, if any, pursuant to the Contingent Payment Agreement. One third of the Merger Shares and Merger Warrant Shares will be subject to a 60-day lock-up, and one third of Merger Shares and Merger Warrant Shares will be subject to a 120 day lock-up.

Convertible Notes Offering

On August 6, 2025, the Company entered into the Subscription Agreements with certain investors to provide for the issuance of $150,000,000 aggregate principal amount of its convertible senior notes due 2030 in a private placement, exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Such offering is herein referred to as the “Convertible Notes Offering.” Upon issuance, the Notes will be eligible for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A of the Securities Act. Subject to the terms and conditions of the Subscription Agreements, the Company expects the Notes to be issued on August 12, 2025.

Upon issuance, the Notes will be governed by an Indenture (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee. Upon issuance, the Notes will bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026. The Notes will mature on August 1, 2030 and will be senior, unsecured obligations of the Company.

Following issuance of the Notes, the Company intends to use the net proceeds from the Convertible Notes Offering to fund a portion of the purchase price payable in connection with the Merger, including related fees and expenses, and to the extent there are any remaining proceeds in excess of the funds needed for the forgoing purposes, for such other general corporate purposes as the Company determines as appropriate.

The Company has the option to redeem all, but not part, of the Notes if the Company publicly announces that the Merger Agreement has been terminated or that the Merger will not otherwise be consummated (the “Melinta Acquisition Redemption” and on such date, the “Melinta Acquisition Redemption Date”), at a redemption price equal to the greater of (i) 102% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Melinta Acquisition Redemption Date, and (ii) the sum of (a) 100% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to but excluding, the Melinta Acquisition Redemption Date plus (b) 70% of the difference, if positive, between the Melinta Acquisition Redemption Conversion Value and the Initial Conversion Value (each such term as defined in the Indenture).

In addition, on or after August 4, 2028 and prior to the 26th Scheduled Trading Day (as defined in the Indenture) immediately preceding the Maturity Date, the Company may redeem for cash all or any portion of the Notes, at its option, subject to certain conditions and requirements set forth in the Indenture, if the last reported sale price of the Company’s Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which it provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If the Company experiences a Fundamental Change (as defined in the Indenture) at any time prior to the Maturity Date, any holder of the Notes may require the Company to repurchase all of such holder’s Notes, or any portion of the principal amount thereof equal to $1,000 or an integral multiple of $1,000, at a repurchase price equal to 100% of the principal amount of such Notes, respectively, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Following issuance of the Notes, the Notes will be convertible at the option of the holders (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the closing price of the Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate (as defined below), on each applicable trading day, (ii) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (iii) upon the occurrence of specified corporate events; or (iv) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate in effect on each such trading day. On or after May 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Common Stock or a combination of cash and shares of Common Stock, at the Company’s election (provided that for so long as the Exchange Cap (as defined in the Indenture) applies, the Company may only elect Cash Settlement or Capped Combination Settlement (as such terms are defined in the indenture)), in the manner and subject to the terms and conditions provided in the Indenture. Notwithstanding the foregoing, prior to receipt of approval from the Company’s stockholders in accordance with Nasdaq rules, the Company will not issue any shares of Common Stock under the Indenture (including any shares issued pursuant to conversions of the Notes), together with any transactions aggregated with the foregoing (including any issuance of shares (including Merger Warrant Shares) contemplated by the Merger Agreement and any issuance of shares (including Merger Warrant Shares) pursuant to the Contingent Payment Agreement), if the issuance of such shares of Common Stock would exceed 19.99% of the aggregate number of shares of Common Stock issued and outstanding as of August 6, 2025.

The conversion rate for the Notes will be determined upon issuance in accordance with the Indenture, and will be equal to an amount (rounded to four decimal places) equal to (i) $1,000 divided by (ii) the greater of (x) 130% of the arithmetic average of the Daily VWAP (as defined in the Indenture) on each of the three consecutive trading days beginning on, and including, the trading day immediately after the public announcement of the execution of the Merger Agreement (i.e., August 7, 2025) and (y) 110% of the lowest bona fide sale price of the Common Stock on any national securities exchange or automated interdealer quotation system on August 6, 2025.

The conversion rate is subject to adjustment under certain circumstances in accordance with the Indenture. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Notes in connection with such corporate event or during the relevant redemption period.

Amended and Restated Certificate of Designation

On August 6, 2025, the Company filed a Third Amended and Restated Certificate of Designation of the Series E Convertible Preferred Stock (the “Series E Preferred Stock”) with the Secretary of State of the State of Delaware modifying certain of the covenants and other terms thereof including the stated value per share of Series E Preferred Stock. The Third Amended and Restated Certificate of Designation was effective upon acceptance by the Secretary of State of the State of Delaware.

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

Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Actual outcomes or results may differ from anticipated results, sometimes materially. Factors that could cause actual results to differ include, but are not limited to: the ultimate outcome of the acquisition of Melinta; the satisfaction of the conditions to the closing of the proposed transaction in a timely manner; the ability of the combined company to achieve the identified synergies; the ability to integrate the Melinta business into CorMedix and realize the anticipated strategic benefits of the transaction within the expected time-frames or at all; that such integration may be more difficult, time-consuming or costly than expected; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers) may be greater than expected following the proposed transaction or the public announcement of the proposed transaction; the retention of certain key employees of Melinta; the expected benefits and success of Melinta’s products and product candidates; potential litigation relating to the potential transaction that could be instituted against CorMedix or its directors; rating agency actions and CorMedix’s ability to access short- and long-term debt markets on a timely and affordable basis; general economic conditions that are less favorable than expected; geopolitical developments and additional changes in international trade policies and relations, including tariffs; and the ability of our products and product candidates to compete effectively against current and future competitors.

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

Subsequent to the launch of DefenCath in April 2024, we announced U.S.-based multi-year commercial supply agreements consisting of a large and several mid-sized dialysis organizations. Each provider has customized an implementation plan to provide access to patients based on a variety of clinical and other factors. We believe the currently contracted customer base represents roughly 60% of the outpatient dialysis centers in the U.S., in terms of the total addressable patient market. During the second quarter of 2025, the Company’s large dialysis organization customer commenced ordering.

Recent Developments

Acquisition of Melinta

On August 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Melinta Therapeutics, LLC, a Delaware limited liability company (“Melinta”), Coriander BidCo LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), and Deerfield Private Design Fund IV, L.P., a Delaware limited partnership, solely in its capacity as representative, agent and attorney-in-fact of the Melinta equity holders (the “Members’ Representative”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions contained therein, the Company has agreed to acquire Melinta via a merger in which Merger Sub will merge with and into Melinta (the “Merger”), with Melinta surviving as a wholly owned subsidiary of the Company. The closing of the Merger is referred to herein as the “Closing.”

The boards of directors of the Company and Melinta have both unanimously approved the proposed transaction, and the requisite members of Melinta, Deerfield Private Design Fund III, L.P. and Deerfield Private Design Fund IV, L.P. (the “Consenting Melinta Members”), have approved the Merger. The Merger is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Clearance”), and the satisfaction of other customary conditions, and the Merger currently is expected to be completed in September 2025.

Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time” and the date of the Effective Time, the “Closing Date”), the Company will (i) pay to the Melinta equityholders (including the Consenting Melinta Members) an aggregate of $260 million in cash (subject to adjustment for the Aggregate Exercise Price, Estimated Company Cash, Estimated Company Debt, Estimated Working Capital as compared to the Working Capital Target, and Estimated Transaction Expenses (each as defined in the Merger Agreement)), and (ii) to the Consenting Melinta Members an aggregate of $40 million worth of common shares, par value $0.001 per share, of the Company (the “Merger Shares”) or, at the election of a Consenting Melinta Member, in lieu of any of the Merger Shares it is so entitled to receive, a pre-funded warrant exercisable for such number of Merger Shares (each, a “Merger Warrant”). Additionally, the Consenting Melinta Members and certain Company Optionholders (as defined in the Merger Agreement) will be eligible to receive certain contingent payments pursuant to the terms of the Merger Agreement, the Contingent Payment Agreement (as defined and described below) and the Option Treatment Agreements (as defined in the Merger Agreement). The cash consideration will be funded by a combination of the Company’s existing cash on hand and a $150 million Convertible Notes Offering (as defined below).

Representations and Warranties; Covenants; Conditions to Closing; Termination

The Merger Agreement contains a number of representations and warranties made by the Company, Merger Sub and Melinta as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the Merger Agreement, which in certain cases are subject to specified exceptions and materiality, Company Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Merger Agreement), knowledge and other qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement. The representations and warranties made under the Merger Agreement will not survive the Closing.

The Merger Agreement contains certain customary covenants for transactions of this type by the Company and Melinta. None of the covenants and agreements of the parties contained in the Merger Agreement will survive the Closing, except for those covenants and agreements that by their terms expressly apply in whole or in part after the Closing.

The Merger is subject to various closing conditions, including, but not limited to: (i) HSR Clearance; (ii) the absence of any statute, rule, order, decree or regulation prohibiting the Merger; (iii) the absence of any Parent Material Adverse Effect or Company Material Adverse Effect (each as defined in the Merger Agreement) on the Company or Melinta, respectively; and (iv) the accuracy of the representations and warranties and the compliance by each party with the covenants contained in the Merger Agreement, subject to the materiality standards and exceptions set forth in the Merger Agreement.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger.

Contingent Payment Agreement

Pursuant to the terms of the Merger Agreement, simultaneously with the Closing, the Company, Melinta, the Consenting Melinta Members and the Members' Representative will enter into a contingent payment agreement (the "Contingent Payment Agreement"), pursuant to which in connection with the Merger Agreement and as part of the Merger Consideration payable to the Consenting Melinta Members, the Company will make certain payments to the Contingent Payment Holders (as defined in the Contingent Payment Agreement) as described below.

The Contingent Payment Agreement provides for milestone and net sales based payments. Upon the issuance of the U.S. Food and Drug Administration (“FDA”) marketing approval of (a) the product known as REZZAYOTM (rezafungin) as of the date hereof or as may be modified thereafter, or (b) any product that contains the active ingredient rezafungin, for the prevention or prophylaxis of invasive fungal infections in adult patients undergoing allogeneic stem cell blood and marrow transplant or the regulatory equivalent on or prior to June 30, 2029, the Company shall pay, in cash or common shares, par value $0.001 per share, of the Company (“Common Stock”) at the Company’s election, to the Contingent Payment Holders and certain Company Optionholders the following payments:

(i)	if the FDA-approved labeling includes candida, $20 million;

(ii)	if the FDA-approved labeling includes aspergillus, $2.5 million; and

(iii)	if the FDA-approved labeling includes pneumocystis, $2.5 million.

Further, the Contingent Payment Agreement provides that the Company will pay to the Contingent Payment Holders tiered royalties on REZZAYOTM (rezafungin) U.S. net sales and low-single-digit royalties on MINOCIN® (minocycline) U.S. net sales.

Registration Rights Agreement

Pursuant to the terms of the Merger Agreement, simultaneously with the Closing, the Company and the Consenting Melinta Members will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, the Merger Shares, the shares of Common Stock issuable upon exercise of any Merger Warrants (the “Merger Warrant Shares”) and other equity securities issued to the Consenting Melinta Members, if any, pursuant to the Contingent Payment Agreement. One third of the Merger Shares and Merger Warrant Shares will be subject to a 60-day lock-up, and one third of Merger Shares and Merger Warrant Shares will be subject to a 120 day lock-up.

Convertible Notes Offering

On August 6, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors to provide for the issuance of $150,000,000 aggregate principal amount of its convertible senior notes due 2030 (the “Notes”) in a private placement, exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Such offering is herein referred to as the “Convertible Notes Offering.” Upon issuance, the Notes will be eligible for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A of the Securities Act. Subject to the terms and conditions of the Subscription Agreements, the Company expects the Notes to be issued on August 12, 2025 (the “Notes Closing Date”).

Upon issuance, the Notes will be governed by an Indenture (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”). Upon issuance, the Notes will bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026. The Notes will mature on August 1, 2030 (the “Maturity Date”) and will be senior, unsecured obligations of the Company.

Following issuance of the Notes, the Company intends to use the net proceeds from the Convertible Notes Offering to fund a portion of the purchase price payable in connection with the Merger, including related fees and expenses, and to the extent there are any remaining proceeds in excess of the funds needed for the forgoing purposes, for such other general corporate purposes as the Company determines as appropriate.

The Company has the option to redeem all, but not part, of the Notes if the Company publicly announces that the Merger Agreement has been terminated or that the Merger will not otherwise be consummated (the “Melinta Acquisition Redemption” and on such date, the “Melinta Acquisition Redemption Date”), at a redemption price equal to the greater of (i) 102% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Melinta Acquisition Redemption Date, and (ii) the sum of (a) 100% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to but excluding, the Melinta Acquisition Redemption Date plus (b) 70% of the difference, if positive, between the Melinta Acquisition Redemption Conversion Value and the Initial Conversion Value (each such term as defined in the Indenture).

In addition, on or after August 4, 2028 and prior to the 26th Scheduled Trading Day (as defined in the Indenture) immediately preceding the Maturity Date, the Company may redeem for cash all or any portion of the Notes, at its option, subject to certain conditions and requirements set forth in the Indenture, if the last reported sale price of the Company’s Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which it provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If the Company experiences a Fundamental Change (as defined in the Indenture) at any time prior to the Maturity Date, any holder of the Notes may require the Company to repurchase all of such holder’s Notes, or any portion of the principal amount thereof equal to $1,000 or an integral multiple of $1,000, at a repurchase price equal to 100% of the principal amount of such Notes, respectively, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Following issuance of the Notes, the Notes will be convertible at the option of the holders (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the closing price of the Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, on each applicable trading day, (ii) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (iii) upon the occurrence of specified corporate events; or (iv) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate in effect on each such trading day. On or after May 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Common Stock or a combination of cash and shares of Common Stock, at the Company’s election (provided that for so long as the Exchange Cap (as defined in the Indenture) applies, the Company may only elect Cash Settlement or Capped Combination Settlement (as such terms are defined in the indenture)), in the manner and subject to the terms and conditions provided in the Indenture. Notwithstanding the foregoing, prior to receipt of approval from the Company’s stockholder in accordance with Nasdaq rules, the Company will not issue any shares of Common Stock under the Indenture (including any shares issued pursuant to conversions of the Notes), together with any transactions aggregated with the foregoing (including any issuance of shares (including Merger Warrant Shares) contemplated by the Merger Agreement and any issuance of shares (including Merger Warrant Shares) pursuant to the Contingent Payment Agreement), if the issuance of such shares of Common Stock would exceed 19.99% of the aggregate number of shares of Common Stock issued and outstanding as of August 6, 2025.

The conversion rate for the Notes will be determined upon issuance in accordance with the Indenture, and will be equal to an amount (rounded to four decimal places) equal to (i) $1,000 divided by (ii) the greater of (x) 130% of the arithmetic average of the Daily VWAP (as defined in the Indenture) on each of the three consecutive trading days beginning on, and including, the trading day immediately after the public announcement of the execution of the Merger Agreement (i.e., August 7, 2025) and (y) 110% of the lowest bona fide sale price of the Common Stock on any national securities exchange or automated interdealer quotation system on August 6, 2025.

The conversion rate is subject to adjustment under certain circumstances in accordance with the Indenture. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Notes in connection with such corporate event or during the relevant redemption period.

Follow-On Offering

On June 30, 2025, the Company completed an underwritten public offering of common stock pursuant to the Company’s universal shelf registration statement on Form S-3, selling an aggregate of 6,604,507 shares, at the price of $12.87 per share less an underwriting discount of $0.229 per share. The Company received aggregate net proceeds of approximately $82.4 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company intends to use the proceeds for general corporate purposes, which may include working capital, expenses related to research and the development of product candidates, and potential strategic transactions, including acquisitions, joint ventures or collaborations, involving companies, products or assets that complement our business. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

Financial Operations Overview

Revenue from Product Sales

We generate product revenue from commercial sales of DefenCath to a limited number of direct customers as well as distributors. Revenue from product sales is recognized when our direct customers obtain control of the product and is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns, rebates, shelf-stock adjustments and data fees. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary materially from our estimates, we will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following is a tabular presentation of our consolidated operating results for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		% Increase	For the Six Months Ended June 30,		% Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Revenue	$39,737	$806	4,829%	$78,818	$806	9,678%
Cost of sales	(1,862)	(510)	265%	(3,459)	(1,328)	160%
Gross profit (loss)	37,875	296	12,683%	75,359	(522)	14,530%
Operating Expenses:
Research and development	(2,443)	(651)	275%	(5,635)	(1,489)	279%
Selling and marketing	(6,384)	(7,387)	(14)%	(10,858)	(13,724)	(21)%
General and administrative	(9,504)	(7,559)	25%	(19,197)	(16,270)	18%
Total operating expenses	(18,331)	(15,597)	18%	(35,690)	(31,483)	13%
Income (loss) from operations	19,544	(15,301)	227%	39,669	(32,005)	224%
Interest income	829	657	26%	1,396	1,514	(8)%
Foreign exchange transaction loss	(16)	(1)	1,006%	(54)	(6)	894%
Other Income	-	500	(100)%	-	500	(100)%
Interest expense	(7)	(6)	2%	(17)	(16)	2%
Total other income	806	1,150	(30)%	1,325	1,992	(34)%
Income (loss) before income taxes	20,350	(14,151)	244%	40,994	(30,013)	237%
Tax (expense) benefit	(522)	-	-	(522)	1,395	(137)%
Net income (loss)	19,828	(14,151)	240%	40,472	(28,618)	241%
Other comprehensive (loss) income	(5)	2	(325)%	(11)	(8)	34%
Comprehensive income (loss)	$19,823	$(14,149)	240%	$40,461	$(28,626)	241%

 Revenue. Revenue for the three months ended June 30, 2025 was $39.7 million as compared to $0.8 million for the same period in 2024, an increase of $38.9 million, or 4,829%. Revenue for the six months ended June 30, 2025 was $78.8 million as compared to $0.8 million for the same period in 2024, an increase of $78.0 million, or 9,678%. Revenue consists of sales of DefenCath, which was approved by the FDA in November 2023 and launched in the U.S in April 2024 (inpatient setting) and July 2024 (outpatient setting) and reflects the shipment of DefenCath to direct customers and specialty distributors, net of estimates for applicable variable consideration, which consists primarily of distribution service fees, prompt pay and other discounts, product returns, chargebacks, rebates and volume incentive rebates, shelf-stock adjustments and data fees.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2025 was $1.9 million as compared to $0.5 million for the same period in 2024, an increase of $1.4 million, or 265%. Cost of revenue for the six months ended June 30, 2025 was $3.5 million as compared to $1.3 million for the same period in 2024, an increase of $2.2 million, or 160%. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath, including product cost, packaging services, freight, amortization of the license intangible asset and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. Product costs during the three and six month periods ended June 30, 2024 were minimal, and the costs recognized pertained to indirect costs related to the proportion of supply chain and quality personnel, benefits and insurance expenses, representing excess capacity in the production of sellable product. As unit sales increase, a greater proportion of these costs will be capitalized as a component of inventory and expensed at the point-of-sale. The current cost of goods sold excludes certain API that was previously expensed as R&D prior to the approval of DefenCath. We continue to utilize certain previously expensed API and expect to sell through the related inventory in the second half of 2026.

 Research and Development Expense. R&D expense for the three months ended June 30, 2025 was $2.4 million, an increase of $1.7 million, or 275%, from $0.7 million for the same period in 2024. R&D expense for the six months ended June 30, 2025 was $5.6 million, an increase of $4.1 million, or 279%, from $1.5 million for the same period in 2024. These increases were due primarily to the increases in personnel and clinical trial services in support of the ongoing clinical studies initiated in the fourth quarter of 2024.

Selling and Marketing Expense. S&M expense was $6.4 million for the three months ended June 30, 2025, a decrease of $1.0 million, or 14%, from $7.4 million for the same period in 2024. S&M expense was $10.9 million for the six months ended June 30, 2025, a decrease of $2.8 million, or 21%, from $13.7 million for the same period in 2024. These decreases were primarily due to additional marketing costs related to the pre-launch and launch of DefenCath in 2024.

General and Administrative Expense. G&A expense for the three ended June 30, 2025 was $9.5 million, an increase of $1.9 million, or 25%, from $7.6 million for the same period in 2024. G&A expense for the six months ended June 30, 2025 was $19.2 million, an increase of $2.9 million, or 18%, from $16.3 million for the same period in 2024. The increase for the three months ended June 30, 2025, was primarily driven by the non-cash charges for stock-based compensation of $1.1 million and an increase in costs related to business development of $0.5 million. The increase for the six months ended June 30, 2025 was primarily due to non-cash charges for stock-based compensation of $2.4 million and an increase in costs related to business development of $0.3 million.

Interest Income. Interest income was $0.8 million for the three months ended June 30, 2025 compared to $0.7 million for the same period last year, an increase of $0.1 million, or 26%, primarily driven by higher average cash balances. Interest income was $1.4 million for the six months ended June 30, 2025 compared to $1.5 million for the same period last year, a decrease of $0.1 million, or 8%, primarily driven by lower average interest rates.

Foreign Exchange Transaction Income (Loss). Foreign exchange transaction income (loss) for the three and six months ended June 30, 2025 and 2024 were due to the re-measuring of transactions denominated in a currency other than our functional currency. Balances and changes were immaterial for all periods presented.

 Interest Expense. Interest expense pertains to certain liabilities we chose to finance. Balances and changes were immaterial for all periods presented.

Tax (Expense) Benefit. Tax expense for the three and six months ended June 30, 2025 of $0.5 million, is primarily related to the Company’s earnings and expected state tax profile for the period. Tax benefit for the six months ended June 30, 2024 of $1.4 million, was due to the sale of our unused NJ State net operating losses for fiscal year 2023, which were sold in fiscal year 2024, through the NJEDA Program. No net operating losses were sold during the six months ended June 30, 2025, or planned to be sold pertaining to unused net operating losses for fiscal year 2024.

Other Comprehensive (Loss) Income. Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive (loss) income. Other comprehensive income (loss) is considered immaterial for all periods presented.

Liquidity and Capital Resources

Sources of Liquidity

We achieved profitability for the three and six months ended June 30, 2025, driven by product sales of DefenCath. During the six months ended June 30, 2025, we received net proceeds of $6.8 million from the issuance of 620,444 shares of common stock under our at-the-market-issuance sales agreement, or ATM program. We may continue to utilize external sources of cash to further fund operations.

On June 30, 2025, the Company completed an underwritten public offering of common stock pursuant to the Company’s universal shelf registration statement on Form S-3, selling an aggregate of 6,604,507 shares, at the price of $12.87 per share less an underwriting discount of $0.229 per share. The Company received aggregate net proceeds of approximately $82.4 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company intends to use the proceeds for general corporate purposes, which may include working capital, expenses related to research and the development of product candidates, and potential strategic transactions, including acquisitions, joint ventures or collaborations, involving companies, products or assets that complement our business. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

During the six months ended June 30, 2025, we received net proceeds of approximately $1.5 million through the issuance of 368,959 shares of common stock related to the exercise of stock options.

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

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $49.7 million as compared to net cash used in operating activities of $31.4 million for the same period in 2024. Net cash provided by operating activities was primarily attributable to the net income of $40.5 million for the six months ended June 30, 2025 compared to a net loss of $28.6 million in the comparison period in 2024, and a decrease in trade receivables of $8.9 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $20.4 million as compared to $15.2 million of net cash provided by investing activities for the same period in 2024. The net cash used during the six months ended June 30, 2025, was mainly driven by increased short-term investments, as compared to the same period in 2024, offset by lower maturities of short-term investments.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $89.3 million due to the net proceeds generated from the sale of our common stock in the underwritten offering and in our ATM program of $82.4 million and $6.8 million, respectively. Net cash provided by financing activities for the six months ended June 30, 2024 was $1.0 million attributable to the net proceeds received from the sale of our common stock in our ATM program.

Funding Requirements and Liquidity

Our total cash, cash equivalents and short-term investments as of June 30, 2025, was $190.7 million, excluding restricted cash of $0.1 million, compared with $51.7 million as of December 31, 2024, excluding restricted cash of $0.1 million. As of June 30, 2025, $23.2 million of the Company’s common stock remains available for potential sale under the ATM program. Additionally, we have $15.0 million of remaining capacity available under our 2024 Shelf Registration Statement for the issuance of Company securities, after taking effect of the $85.0 million public offering that closed on June 30, 2025.

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

We currently estimate that as of June 30, 2025, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of these financial statements.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

In December 2024, we entered into a three-year agreement with Syneos Health Commercial Services, LLC (“Syneos”) under which Syneos will provide a dedicated inpatient field sales force that will exclusively promote DefenCath to hospitals and health systems. We have paid an up-front implementation fee and are obligated to pay a fixed monthly fee.  Upon the twelve-month anniversary of the deployment date, expected to be in the second quarter of 2026, the agreement is cancelable upon 60 day’s written notice.  As of June 30, 2025, the minimum amount committed under this agreement totals $7.8 million.

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

●

We account for product revenue from the sale of our product, DefenCath, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) which entails our estimates and judgments primarily in determining the transaction price and more specifically as it relates to variable consideration associated with the contracts. Our customers are located in the United States and consist primarily of outpatient service providers and to a lesser extent specialty wholesale distributors. Variable consideration pertaining to an allowance for product returns of short-dated or expired product requires estimation as our customers may have differing utilization, storage and distribution methods and we do not yet have significant historical trends. The Company’s product accrual takes into consideration estimates of product held by its customers, the distribution channel, the shelf life of the product held by customers, as well as when the product is eligible for return based on our returns good policy. We have established the estimate for returns based on specific customer circumstances, industry best practices and management experiences which will continuously be refined as new information is received. At June 30, 2025, the Company had $2.2 million in accrued returns allowance.

Variable consideration pertaining to accrued Medicaid rebates requires estimation as our customers may have differing utilizations rates of Medicaid coverage, different utilization within States which may be in either the primary or secondary positions, together with as well as general fluctuations in patient populations over time. Based on the relatively short time since product launch and the inherent lag time in State Medicaid processing, the utilization information the Company has received is limited and, as such, , there is a lack of significant historical trends for Medicaid utilization. The Company’s accrual does take into consideration its customers’ recent actual Medicaid utilization rates as well as anticipated Medicaid utilization rates. At June 30, 2025, the Company had $3.8 million in accrued Medicaid rebates.

During the three and six months ended June 30, 2025, a change in estimate was recorded for variable consideration pertaining to Medicaid and commercial rebates. During the three months ended June 30, 2025, new information was obtained by the Company surrounding Medicaid utilization rates for certain states that reimburse service providers using DefenCath. The resulting change in accounting estimate negatively impacted net sales, income from continuing operations and net income for the three and six months ended June 30, 2025. For the three months ended June 30, 2025, net income was impacted by $2,029,000, basic and diluted earnings per share were negatively impacted by $0.03 and $0.02 cents per share, respectively, which would have caused earnings per share and diluted earnings per share to be $0.32 and $0.30, respectively. Excluding the impact of the change in accounting estimate, net income would have been $21,856,000. The resulting change in estimate negatively impacts year to date revenue, continuing operations and net income in the amount of $1,695,000. Basic and diluted earnings per share were negatively impacted by $0.02 cents per share, which would have caused earnings per share and diluted earnings per share to be $0.62 and $0.60, respectively. Excluding the impact of the change in accounting estimate, net income would have been $42,167,000.

●	As of June 30, 2025, we continue to maintain a full valuation allowance against our deferred tax assets. While we generated taxable income through the current quarter of 2025 and may be profitable for the full year, we believe that a full valuation allowance remains appropriate due to the uncertainty pertaining to the full year level of forecasted profitability as compared to our recent historical losses. We will continue to evaluate all available evidence, both positive and negative, in future periods. A sustained trend of profitability could result in a reduction of the valuation allowance, which would favorably impact our effective tax rate.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our proposed acquisition of Melinta is subject to significant uncertainties and risks, including that the Merger may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the Merger may adversely affect our stock price, future business and financial results.

The consummation of the Merger is subject to certain customary closing conditions being satisfied or waived. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed Merger. If the Merger is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized.

Amendments made to the Merger Agreement may have a material impact on our business, financial results and the trading price of our common stock.

The Merger is expected to be consummated in accordance with the terms of the Merger Agreement. However, the Merger Agreement may be amended and the closing conditions may be waived at any time by the parties thereto. Any amendment made to the Merger Agreement, or waiver of the conditions to the closing of the Merger, could have a material adverse effect on our business, financial conditions and results of operations and could have an adverse effect on the trading price of our common stock.

We do not currently control Melinta and will not control Melinta until completion of the Merger.

We do not currently control Melinta. We will not obtain control of Melinta until the completion of the Merger. We cannot assure you that Melinta will operate its businesses during the interim period in the same way that we would. The business we acquire could be negatively impacted before or after the closing as a result of previously unknown events or conditions occurring or existing before the Merger closes. Adverse changes in Melinta’s business or operations could occur or arise as a result of actions undertaken, legal or regulatory developments, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond Melinta’s or our control. A significant decline in the value of the assets to be acquired or a significant increase in the liabilities to be assumed could negatively impact our future business, operating results, cash flows, financial conditions or prospects following the closing of the Merger.

Uncertainties associated with our acquisition of Melinta may cause a loss of management personnel and other key employees, which could adversely affect our future business, operations and financial results.

The acquisition of Melinta could disrupt our and Melinta’s businesses. We are dependent on the experience and industry knowledge of senior management and other key employees to execute our business plans, which could be disrupted by the unanticipated departure of any key member of our management team or employee base, as well as management or key employees of Melinta. Our and Melinta’s current and prospective employees may experience uncertainty about their roles within our company, which may have an adverse effect on the ability of each of us to attract or retain key management and other key personnel.

Accordingly, no assurance can be given that we will be able to attract or retain our and Melinta’s key management personnel and other key employees to the same extent that our companies have previously been able to attract or retain such employees. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, engineering, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.

We may not be able to enforce claims with respect to the representations and warranties under the Merger Agreement.

In connection with the Merger, we were given certain limited customary representations and warranties related to Melinta’s performance and business operations. There can be no assurance that we will be able to enforce any claims relating to any breaches of such representations and warranties. Our recourse for breaches of representations and warranties is limited and there can be no assurance that such limited liability, to the extent enforced, will be adequate to cover any losses or damages resulting from any such breach of the representations and warranties. Moreover, even if we ultimately succeed in recovering any amounts for any such breach, we may temporarily be required to bear these losses ourselves.

We may be unable to successfully integrate our and Melinta’s businesses in order to realize the anticipated benefits of the Merger or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of Melinta with our business. We may be unable to realize the planned synergies from the Merger or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors.

The success of the Merger, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with Melinta’s business. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the Merger may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the Merger. In addition, the actual benefits of the Merger could be less than anticipated, or otherwise offset by other factors.

Additional difficulties we may encounter as part of the integration process include the following:

●	the costs of integration and compliance and the possibility that the full benefits anticipated to result from our acquisition of Melinta will not be realized;

●	any delay in the integration of management teams, strategies, operations, products, product candidates and services;

●	diversion of the attention of each company’s management as a result of our acquisition of Melinta;

●	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

●	the ability to retain key employees;

●	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

●	the challenge of integrating complex systems, technology, networks and other assets of Melinta into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including costs to integrate Melinta beyond current estimates; and

●	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the Merger or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the Merger. These risks are not limited to our acquisition of Melinta and could also apply to our future acquisitions.

Our results after our acquisition of Melinta may suffer if we do not effectively manage our expanded operations following the acquisition.

Following our acquisition of Melinta, the size and complexity of our business will increase significantly beyond the current size of either our or Melinta’s existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new products and product candidates and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the Merger or that we will realize the expected benefits currently anticipated from our acquisition of Melinta.

The business of Melinta may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Melinta have achieved or might achieve separately. The business and financial performance of Melinta is subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers. We may be unable to achieve the same growth, revenues and profitability that Melinta has achieved in the past.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations.

We currently rely heavily on third-party manufacturers based in Europe for the manufacture of DefenCath. In addition, excipients and components may be sourced globally by our manufacturers. Tariff policies, particularly those affecting pharmaceutical products, could increase our costs and reduce our profitability. Additionally, recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. For example, on July 28, 2025, the U.S. government announced a trade deal with the European Union (the “EU”) in which the EU will pay the U.S. a 15% tariff rate on certain products including pharmaceuticals. We are awaiting clarity from the U.S. government on the implementation of the 15% tariff.

Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should tariffs be imposed specifically targeting pharmaceutical imports, our production costs could rise, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the U.S., as developing and qualifying alternative sources typically requires substantial time, investment, and regulatory approvals.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. As a result, cost increases due to tariffs may be difficult or impossible to pass through to customers.

Current or future tariffs could also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On August 6, 2025, the Company filed a Third Amended and Restated Certificate of Designation of the Series E Convertible Preferred Stock (the “Series E Preferred Stock”) with the Secretary of State of the State of Delaware modifying certain of the covenants and other terms thereof including the stated value per share of Series E Preferred Stock. The Third Amended and Restated Certificate of Designation was effective upon acceptance by the Secretary of State of the State of Delaware.

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the six months ended June 30, 2025.

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
2.1**

Agreement and Plan of Merger, dated as of August 6, 2025, by and among CorMedix Inc., Melinta Therapeutics, LLC, Coriander BidCo LLC and Deerfield Private Design Fund IV, L.P., solely in its capacity as representative, agent and attorney-in-fact of the Company Members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2025).

3.1*	Third Amended and Restated Certificate of Designation of the Series E Convertible Preferred Stock of CorMedix Inc., dated August 6, 2025.
4.1

Form of Indenture, to be entered into by and between CorMedix Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2025).

4.2	Form of 4.00% Convertible Senior Notes due 2030 of CorMedix Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: August 7, 2025	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)