Form 10-Q
period 2025-09-30
CorMedix Inc.
filed 2025-11-12
CIK 1410098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the issuer’s common stock, as of November 10, 2025 was 78,789,045.

CORMEDIX INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48,493,076	$40,650,770
Short-term investments	7,223,735	11,036,857
Trade receivables, net	158,574,116	51,653,583
Inventories	28,916,616	7,599,535
Prepaid expenses and current assets	16,327,730	3,634,691
Total current assets	259,535,273	114,575,436
Property and equipment, net	4,347,360	1,828,016
Other long-term assets (including restricted cash of $988,233 and $105,368 at September 30, 2025, and December 31, 2024)	22,913,753	105,368
Goodwill	17,515,265	-
Intangible assets, net	390,011,711	1,844,156
Deferred tax assets	52,500,000	-
Operating lease- right-of-use assets, net	3,173,567	492,697
Finance lease- right-of-use assets, net	864,549	-
TOTAL ASSETS	$750,861,478	$118,845,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,454,367	$1,720,177
Accrued expenses	109,091,898	31,951,533
Contingent Consideration, short-term	2,673,933
Operating lease liability, short-term	844,431	167,922
Financing lease liability, short-term	579,168	-
Total current liabilities	133,643,797	33,839,632
Convertible senior notes, net of deferred financing costs	144,528,552	-
Contingent Consideration, net of current portion	95,591,067	-
Operating lease liabilities, net of current	2,411,243	349,091
Finance lease liabilities, net of current	557,413	-
TOTAL LIABILITIES	376,732,072	34,188,723

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 91,623 and 136,623 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	92	137
Common stock - $0.001 par value: 160,000,000 shares authorized; 78,349,057 and 64,411,295 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	78,350	64,411
Accumulated other comprehensive gain	87,640	90,646
Additional paid-in capital	564,558,498	424,131,789
Accumulated deficit	(190,595,174)	(339,630,033)
TOTAL STOCKHOLDERS’ EQUITY	374,129,406	84,656,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$750,861,478	$118,845,673

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product sales, net	$101,546,423	$11,456,115	$180,364,870	$12,262,234
Contract revenue	2,728,866	-	2,728,866	-
Total Revenues	104,275,289	11,456,115	183,093,736	12,262,234
Cost of sales (exclusive of amortization of intangibles)	(7,566,067)	(634,650)	(10,921,333)	(1,911,079)
Amortization of intangibles	(3,628,549)	(51,948)	(3,732,445)	(103,896)
Gross profit	93,080,673	10,769,517	168,439,958	10,247,259
Operating Expenses:
Research and development	(5,097,644)	(727,119)	(10,732,793)	(2,215,551)
Selling and marketing	(11,186,046)	(6,748,900)	(22,043,959)	(20,472,961)
General and administrative	(25,451,017)	(6,580,834)	(44,648,454)	(22,851,144)
Total Operating Expenses	(41,734,707)	(14,056,853)	(77,425,206)	(45,539,656)
Income (loss) From Operations	51,345,966	(3,287,336)	91,014,752	(35,292,397)
Other Income (Expense):
Interest income	1,560,272	553,856	2,956,019	2,068,407
Foreign exchange transaction loss	(72,727)	(33,325)	(127,195)	(38,806)
Unrealized gain on marketable security	3,090,909	-	3,090,909	-
Other income	-	-	-	500,000
Change in contingent consideration	(2,400,000)		(2,400,000)
Interest expense	(948,242)	(10,007)	(964,921)	(26,398)
Total Other Income	1,230,212	510,524	2,554,812	2,503,203
Income (loss) before income taxes	52,576,178	(2,776,812)	93,569,564	(32,789,194)
Tax (expense) benefit	55,986,802	-	55,465,295	1,394,770
Net Income (Loss)	108,562,980	(2,776,812)	149,034,859	(31,394,424)
Other Comprehensive Income (Loss):
Unrealized income (loss) from investments	8,181	5,040	1,700	(3,832)
Foreign currency translation (loss) gain	24	(1,651)	(4,706)	(1,156)
Total Other Comprehensive (Loss) Income	8,205	3,389	(3,006)	(4,988)
Comprehensive Income (Loss)	$108,571,185	$(2,773,423)	$149,031,853	$(31,399,412)
Net Income (Loss) Per Common Share – Basic	$1.42	$(0.05)	$2.12	$(0.54)
Net Income (Loss) Per Common Share - Diluted	$1.26	$(0.05)	$1.97	$(0.54)
Weighted Average Common Shares Outstanding – Basic	75,930,243	58,825,221	69,739,907	57,986,190
Weighted Average Common Shares Outstanding – Diluted	86,214,170	58,825,221	75,676,776	57,986,190

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CorMedix Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2025:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at June 30, 2025	74,620,742	$74,621	91,623	$92	$79,435	$519,634,193	$(299,158,154)	$220,630,187
Stock issued in connection with options exercised	367,622	368	-	-	-	1,322,322	-	1,322,690
Stock issued in connection with public offering, net	-	-	-		-	3,891		3,891
Stocks issued in connection with Melinta acquisition	3,323,833	3,324	-		-	39,996,676		40,000,000
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	36,860	37	-	-	-	(464,125)		(464,088)
Stock-based compensation	-	-	-	-	-	4,065,541	-	4,065,541
Other comprehensive income	-	-	-	-	8,205	-	-	8,205
Net income	-	-	-	-	-	-	108,562,980	108,562,980
Balance at September 30, 2025	78,349,057	$78,350	91,623	$92	$87,640	$564,558,498	$(190,595,174)	$374,129,406

For the three months ended September 30, 2024:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at June 30, 2024	55,274,791	$55,274	181,622	$182	$85,731	$396,360,369	$(350,317,625)	$46,183,931
Stock issued in connection with ATM sale of common stock, net	2,290,024	2,290	-	-	-	12,364,191	-	12,366,481
Stock issued in connection with options exercised	322,334	322	-	-	-	1,707,481	-	1,707,803
Stock-based compensation	-	-	-	-	-	1,227,476	-	1,227,476
Other comprehensive income	-	-	-	-	3,389	-	-	3,389
Net loss	-	-	-	-	-	-	(2,776,812)	(2,776,812)
Balance at September 30, 2024	57,887,149	$57,886	181,622	$182	$89,120	$411,659,517	$(353,094,437)	$58,712,268

For the nine months ended September 30, 2025

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January 1, 2025	64,411,295	$64,411	136,623	$137	$90,646	$424,131,789	$(339,630,033)	$84,656,950
Stock issued in connection with ATM sale of common stock, net	620,444	621	-	-	-	6,760,952	-	6,761,573
Stock issued in connection with options exercised	736,581	737	-	-	-	2,795,277	-	2,796,014
Stock issued in connection with public offering, net	6,604,507	6,605	-	-	-	82,363,995		82,370,600
Stocks issued in connection with Melinta acquisition	3,323,833	3,324	-	-	-	39,996,676		40,000,000
Conversion of Series G preferred stock to common stock	2,502,062	2,502	(45,000)	(45)	-	(2,457)		-
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	150,335	150				(1,730,710)		(1,730,560)
Stock-based compensation	-	-	-	-	-	10,242,976	-	10,242,976
Other comprehensive loss	-	-	-	-	(3,006)	-	-	(3,006)
Net income	-	-	-	-	-	-	149,034,859	149,034,859
Balance at September 30, 2025	78,349,057	$78,350	91,623	$92	$87,640	$564,558,498	$(190,595,174)	$374,129,406

For the nine months ended September 30, 2024

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity
Balance at January 1, 2024	54,938,258	$54,938	181,622	$182	$94,108	$391,693,214	$(321,700,013)	$70,142,429
Stock issued in connection with ATM sale of common stock, net	2,521,121	2,521	-	-	-	13,373,560	-	13,376,081
Stock issued in connection with options exercised	371,499	371	-	-	-	1,893,914	-	1,894,285
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	78,103	78				(236,693)		(236,615)
Cancellation of shares held in escrow	(21,832)	(22)				22		-
Stock-based compensation	-	-	-	-	-	4,935,500	-	4,935,500
Other comprehensive loss	-	-	-	-	(4,988)	-	-	(4,988)
Net loss	-	-	-	-	-	-	(31,394,424)	(31,394,424)
Balance at September 30, 2024	57,887,149	$57,886	181,622	$182	$89,120	$411,659,517	$(353,094,437)	$58,712,268

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$149,034,859	$(31,394,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,242,976	4,935,500
Change in right-of-use assets	182,384	109,416
Depreciation	382,904	72,210
Amortization of intangible	3,732,445	103,896
Change in contingent consideration	2,400,000	-
Change in fair value of equity securities	(3,090,909)	-
Deferred income taxes, net	(59,686,802)	-
Other, net	363,230	-
Changes in operating assets and liabilities:
Increase in trade receivables	(78,528,286)	(17,387,446)
Increase in inventory	(2,677,880)	(4,543,150)
Increase in prepaid expenses and other assets	(697,243)	(1,851,748)
Increase (decrease) in accounts payable	10,594,271	(2,935,851)
Increase in accrued expenses	48,491,303	8,002,696
Decrease in operating lease liabilities	(158,433)	(111,216)
Net cash provided by (used in) operating activities	80,584,819	(45,000,117)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(310,001,965)	-
Investment in equity securities	(5,000,000)	-
Purchase of short-term investments	(47,878,065)	(21,475,457)
Maturity of short-term investments	51,692,887	43,116,192
Purchase of equipment	(539,896)	(105,861)
Net cash (used in) provided by investing activities	(311,727,039)	21,534,874
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from public offering, net	82,370,600	-
Proceeds from senior convertible notes	150,000,000	-
Proceeds from sale of common stock from at-the-market program, net	6,761,573	13,376,081
Payment of employee withholding taxes on vested restricted stock units	(1,730,560)	(236,615)
Proceeds from exercise of stock options	2,796,014	1,894,285
Payment of debt issuance costs associated with the convertible notes	(282,377)	-
ROU financing lease fees	(49,192)	-
Net cash provided by financing activities	239,866,058	15,033,751
Foreign exchange effect on cash	1,333	(478)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,725,171	(8,431,970)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	40,756,138	43,823,192
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$49,481,309	$35,391,222
Cash paid for interest	$16,679	$26,398
Supplemental Disclosure of Non-Cash investing and financing Activities:
Liability related to license agreement	$-	$2,000,000
Unpaid debt issuance costs associated with the convertible notes	$5,321,513	-
Issuance of common stock for Melinta acquisition	$40,000,000	-
Fair value of contingent payments	$95,865,000	-
Receivable from escrow from Melinta acquisition	$1,490,934	-
ROU assets and liabilities for finance lease	$19,693	-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business and Basis of Presentation

Organization and Business

CorMedix Inc. (collectively, with our wholly owned subsidiaries, referred to herein as, “CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006. The Company is a biopharmaceutical company focused on developing and commercializing therapeutic products for life-threatening diseases and conditions. The Company commercializes its lead product, DefenCath® (taurolidine and heparin) in the United States. CorMedix launched the product commercially in 2024 in both the hospital inpatient and outpatient hemodialysis settings of care.

On August 7, 2025, the Company entered into an Agreement and Plan of Merger to acquire Melinta Therapeutics, LLC, a Delaware limited liability company (“Melinta”), which transaction closed on August 29, 2025 (the “Merger”). The acquisition of Melinta expands the Company’s team and commercial platform and increases the commercial portfolio with six marketed, hospital- and clinic-focused infectious disease products, comprised of REZZAYO® (rezafungin for injection), MINOCIN® (minocycline) for Injection, VABOMERE® (meropenem and vaborbactam), KIMYRSA® (oritavancin), ORBACTIV® (oritavancin), BAXDELA® (delafloxacin), and an additional well-established cardiovascular product, TOPROL-XL® (metoprolol succinate) (together, the “Melinta Portfolio”, and, together with DefenCath, “our Products”). REZZAYO is currently approved for the treatment of candidemia and invasive candidiasis in adults, with an ongoing Phase III study for the prophylaxis of invasive fungal infections in adult patients undergoing allogeneic blood and marrow transplantation. The completion of the Phase III study for REZZAYO is expected in 2026.

The financial results of Melinta are included in the Company’s unaudited condensed consolidated financial statements from August 29, 2025 through September 30, 2025. Further information relating to the acquisition of Melinta, including the related financing transaction, is included in Note 3.

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

Note 2 - Summary of Significant Accounting Policies and Liquidity and Uncertainties

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with GAAP which contemplates continuation of the Company as a going concern. For the first three quarters of 2025, the Company generated net income and net cash primarily from operating activities from the product sales of DefenCath, and the Company’s future profitability will depend on the continued collective successful commercialization of our Products. The Company expects to fund its operations for the next 12 months with cash and investments on hand at September 30, 2025 of approximately $55.7 million, as well as additional cash flow from future operating activities.

The Company’s operations are subject to other factors that can affect its operating results and cash flows over the next twelve months from the issuance of these financial statements. Such factors include, but are not limited to: the ability to continue to successfully market the Company’s Products and generate necessary revenue in the time periods required; ability to continue to manufacture successfully with the Company’s third party contract manufacturers; competition from other products being sold or developed by other companies; the price of, and reimbursement environment for, the Company’s products; and the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s condensed consolidated balance sheets and the reported amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions. The more significant areas in which estimates and the exercise of judgment relate include: variable consideration for product returns and Medicaid utilization rates; realization of receivables, valuation of inventory; valuation and measurement of contingent consideration, in-process research and development (“IPR&D”), amortizable intangibles, and goodwill in connection with business combinations; share-based payment grant date valuation; deferred tax asset valuation changes; and contingent liability recognition and disclosures. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actuals.

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2025 presentation.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Melinta and its wholly-owned subsidiaries from August 29, 2025 through September 30, 2025. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, which requires that all business combinations be accounted for using the acquisition method of accounting. Under this method, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are recognized at their fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the identifiable net assets acquired is recorded as goodwill.

In evaluating whether a transaction represents the acquisition of a business, the Company applies the guidance in ASC 805 and ASU 2017-01, Clarifying the Definition of a Business, considering whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If not, the Company evaluates whether the acquired set includes an input and a substantive process that together significantly contribute to the ability to create outputs. Transactions that meet these criteria are accounted for as business combinations; otherwise, they are accounted for as asset acquisitions under ASC 805-50.

For the acquisition of a business, the purchase price is allocated to the assets acquired and liabilities acquired based on their estimated fair values at the acquisition date. The Company conducts a valuation analysis to determine the fair value of significant tangible and intangible assets acquired, including marketed product values, trademarks, and IPR&D. Management determines the fair values of working capital accounts, property and equipment, and certain other assets and liabilities based on available information and market data.

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Goodwill represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate potential impairment. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, typically on a straight-line basis.

IPR&D assets represent the fair value of in-process research and development projects that have not yet reached technological feasibility and have no alternative future use. These assets are classified as indefinite-lived until the completion or abandonment of the related R&D efforts, at which point they are amortized over their estimated useful lives or written off.

Contingent consideration in connection with business combinations are measured at fair value at the acquisition date and classified as liabilities or equity, as applicable. Contingent consideration liabilities are subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in other expenses. The fair value of contingent consideration is typically estimated using a probability-weighted discounted cash flow model or Monte Carlo simulation based on significant inputs that are not observable in the market (Level 3 inputs), such as forecasted revenues, probability assessments, and discount rates.

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

A roll forward of allowance for credit losses for the nine months ended September 30, 2025 is as follows:

Allowance for credit losses
(Unaudited)
Balance as of December 31, 2024	$137,000
Melinta portfolio beginning balance	243,820
Provision for expected credit losses	232,687
Write-offs or recoveries	-
Balance as of September 30, 2025	$613,507

Concentrations

The following table summarizes net revenue from each of the Company’s customers, who individually represent at least 10% of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	33%	98%	48%	92%
Customer B	26%	1%	21%	0%
Customer C	23%	0%	15%	0%

The following table summarizes accounts receivable concentrations for each of the Company’s customers, who individually represent at least 10% of total accounts receivable.

	September 30, 2025	December 31, 2024
Customer C	37%	0%
Customer A	22%	87%
Customer B	22%	12%

For DefenCath, the Company currently has one FDA approved source (contract manufacturing organization) for each of our two key active pharmaceutical ingredients (“APIs”), taurolidine and heparin sodium, respectively. With regards to taurolidine, the Company has a drug master file (“DMF”) filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer which has been in place since August 2018. With respect to heparin sodium API, the Company has identified an alternate third-party supplier and may qualify such supplier under the DefenCath NDA over the next twelve months.

The Company received FDA approval of DefenCath with finished dosage production from its European based contract manufacturing organization (“CMO”) Rovi Pharma Industrial Services. The Company believes this CMO has adequate capacity to produce the volumes needed to meet near-term projected demand for the commercial launch of DefenCath. In addition, the Company also qualified Siegfried Hameln as an alternate finished dosage manufacturing site and is in the process of scaling up production at the facility.

Each of the products in the Melinta Portfolio has one FDA-approved contract manufacturing organization, primarily in Europe or in the United States. The Company has ongoing technology transfers intended to reduce costs of goods sold as well as to onshore the manufacture of several of its products, which it expects to complete over the next two to three years.

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts, the balances of which often exceed federally insured limits.

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	September 30,
	2025	2024
Cash and cash equivalents	$48,493,076	$35,286,138
Restricted cash (included in other assets)	988,233	105,084
Total cash, cash equivalents and restricted cash	$49,481,309	$35,391,222

 The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in other comprehensive income. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at September 30, 2025 or December 31, 2024.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. In addition, the Company holds marketable equity securities in Talphera, Inc., (“Talphera”) a publicly traded biotechnology company. The Company has elected the fair value option on this investment. The related unrealized gain pertaining to Talphera is recorded in Other income. During the fourth quarter of 2025, the Company’s CEO was appointed to the Board of Directors of Talphera, and as such, Talphera is considered a related party in subsequent periods.

As of September 30, 2025 and December 31, 2024, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2025 and December 31, 2024.

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2025:
Money Market Funds included in Cash Equivalents	$1,194,475	$-	$-	$1,194,475
U.S. Government Agency Securities	2,575,720	-	1,156	2,576,876
Commercial Paper	4,644,329	-	2,530	4,646,859
Total short-term investments	$7,220,049	-	3,686	7,223,735
Total September 30, 2025 short-term assets	$8,414,524	$-	$3,686	$8,418,210
December 31, 2024:
Money Market Funds included in Cash Equivalents	$23,121,752	$-	$-	$23,121,752
U.S. Government Agency Securities	11,032,606	-	4,251	11,036,857
Total December 31, 2024 short-term assets	$34,154,358	$-	$4,251	$34,158,609

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a reoccurring basis as of September 30, 2025 and December 31, 2024:

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2025:
Money Market Funds and Cash Equivalents	$1,194,475	$1,194,475	$-	$-
U.S. Government Agency Securities	2,576,876	2,576,876	-	-
Commercial Paper	4,646,859	-	4,646,859	-
Total short-term investments	7,223,735	2,576,876	4,646,859	-
Total September 30, 2025 short-term assets	8,418,210	3,771,351	4,646,859	-
Marketable Equity Securities	8,090,909	8,090,909	-	-
Contingent Consideration liability	98,265,000	-	-	98,265,000
December 31, 2024:
Money Market Funds and Cash Equivalents	$23,121,752	$23,121,752	$-	$-
U.S. Government Agency Securities	11,036,857	11,036,857	-	-
Total December 31, 2024 short-term assets	$34,158,609	$34,158,609	$-	$-

Debt Issuance Costs

Debt issuance costs represent legal and other direct costs incurred in connection with the notes payable. These costs were recorded as contra-notes payable on our balance sheet and amortized as a non-cash component of interest expense using the effective interest method over the term of the loan agreement (see Note 7 – Convertible Senior Notes).

Inventories

The Company engages third parties to manufacture and package inventory held for sale and warehouse such goods until packaged for final distribution and sale. Costs related to the manufacturing of our products prior to FDA approval to support the preparation for commercial launch are expensed as research and development expenses (R&D) as incurred. Upon FDA approval, costs related to the manufacturing of inventory are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis.

Inventory is stated at the lower of cost or estimated net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, overhead—principally the cost of managing the company’s manufacturers—and related transportation costs. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offering and sales volume assumptions, market conditions and product life cycle and expiration dating when determining net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases. The Company has not experienced any write-downs for any items listed above during the nine months ended September 30, 2025.

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods. Inventories consist of the following:

	September 30, 2025	December 31, 2024
Raw materials	$7,017,699	$1,111,409
Work in progress	9,081,788	3,528,401
Finished goods	12,817,129	2,959,725
Total	$28,916,616	$7,599,535

Revenue Recognition

The Company recognizes revenue from the sale of its products in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Variable Consideration

The Company includes an estimate of variable consideration in its transaction price at the time of sale when control of the product transfers to the customer. Variable consideration includes:

●	Distribution service fees;

●	Prompt pay and other discounts;

●	Product returns;

●	Chargebacks;

●	Rebates;

●	Volume incentive rebates;

●	Shelf-stock adjustments;

●	Administrative and data fees.

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

Prompt pay and other discounts – The Company provides certain customers with prompt pay discounts. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are expected to be taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the invoice price. Prompt pay discount estimates are recorded as contra accounts receivable on the balance sheet.

Product returns Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months (12 months for the Melinta Portfolio). The Company determines its estimate for product returns based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to both inpatient and outpatient facilities), and (ii) the estimated remaining shelf life of the Company’s products held by the wholesale distributors and outpatient service providers. Since the returns primarily consist of expired and short dated products that will not be resold, the Company does not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of revenue is deferred due to the anticipated return). Estimated product returns are recorded as accrued expenses on the balance sheet.

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

Medicaid and Commercial Rebates – The Company is or may become subject to negotiated discount obligations to different GPO, direct purchasers, other commercial organizations or government programs, including Medicaid. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates are typically invoiced in arrears. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter based on expected product utilization, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as accrued expenses on the balance sheet.

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

Administrative and data fees – The Company is subject to negotiated administrative fees and data fees with certain direct and indirect GPO customers.

Provisions for the revenue variable consideration described above totaled $78.8 million and $120.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025 and December 31, 2024, total accrued reserves and allowances to accounts receivable on the balance sheet associated with variable consideration were $95.8 million and $23.2 million, respectively.

A roll forward of the significant categories of variable consideration deductions for the nine months ended September 30, 2025 is as follows:

	Volume Incentive Rebates	Medicaid and Commercial Rebates	Distribution Service Fees	Accrued Shelf- stock Liability	Accrued Returns Allowance	Chargebacks
Balance at December 31, 2024	$20,917,991	$41,882	$301,937	$-	$746,310	$63,068
Provisions related to sales recorded in the period	15,249,107	383,260	484,936	-	637,787	781,916
Credits/payments issued during the period	(12,893,145)	(24,867)	(262,720)	-	-	(130,086)
Effect of change in estimate	-	292,700	-	-	-	-
Balance at March 31, 2025	23,273,953	692,975	524,153	-	1,384,097	714,898
Provisions related to sales recorded in the period	10,543,682	1,273,639	2,656,370	2,060,141	823,717	1,107,840
Credits/payments issued during the period	(23,720,183)	(186,259)	(584,074)	-	-	(840,304)
Effect of change in estimate	-	2,029,000	-	-	-	-
Balance at June 30, 2025	10,097,452	3,809,355	2,596,449	2,060,141	2,207,814	982,434
Melinta portfolio beginning balances	80,908	1,601,676	2,106,789	-	11,816,702	1,708,209
Provisions related to sales recorded in the period	36,904,157	4,174,691	14,004,636	4,982,262	2,605,510	9,800,303
Credits/payments issued during the period	(5,077,110)	(2,043,023)	(5,694,274)	(595,593)	(602,419)	(7,044,286)
Effect of change in estimate	-	-	-	-	-	-
Balance at September 30, 2025	$42,005,407	$7,542,699	$13,013,600	$6,446,810	$16,027,607	$5,446,660

During the nine months ended September 30, 2025, a change in estimate was recorded for variable consideration pertaining to Medicaid and commercial rebates. During the three months ended June 30, 2025, new information was obtained by the Company surrounding Medicaid utilization rates for certain states that reimburse service providers using DefenCath. The resulting change in accounting estimate negatively impacted net sales, income from continuing operations and net income for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, net income was impacted by $1.7 million, basic and diluted earnings per share were negatively impacted by $0.03 and $0.02 per share, which would have caused earnings per share and diluted earnings per share to be $2.15 and $1.99 respectively. Excluding the impact of the change in accounting estimate, net income would have been $150.7 million.

Licensing Arrangements

In connection with the Merger, the Company acquired Melinta’s license and collaboration agreements for the research and development (“R&D”) and/or commercialization of its therapeutic products. The terms of these agreements may include nonrefundable licensing fees, funding for research and development and manufacturing, milestone payments and royalties on any product sales derived from the collaborations in exchange for the delivery of licenses and rights to sell Melinta’s products within specified territories outside the United States. Because the partners in these agreements are deemed to be customers under ASC 606, the consideration associated with any performance obligations is accounted for as revenue under ASC 606. Such revenue is classified as Contract Revenue in the Consolidated Statement of Operations.

In addition, in connection with these license and collaboration agreements, the Company recognizes revenue from the sale of bulk raw materials and work-in-process inventory to its partners when it transfers title of the product to such partners. Contract revenue and sales of inventory to partners are classified as Contract Revenue in the Consolidated Statement of Operations.

Government Contract Revenue

In connection with the Melinta Portfolio, the Company now holds contracts in partnership with Biomedical Advanced Research and Development Authority (“BARDA”), a government agency, to advance research and development of certain of our Products. All aspects of the BARDA contract represent a transaction with a customer to obtain services that are an output of the Company’s ordinary activities in exchange for consideration, and therefore, the arrangement is accounted for in accordance with ASC 606.

The Company recognizes government contract revenue as services are performed under in accordance with ASC 606. Revenue and related reimbursable expenses are presented on a gross basis in the Company’s Consolidated Statements of Operations. The related reimbursable expenses are expensed as incurred as research and development expenses. See Note 10 – BARDA Agreement for details of the agreement.

Intangible Assets and Goodwill

Intangible assets represent the fair value of identifiable intangible assets primarily in connection with the Merger (see Note 3). The Company also holds rights under the License and Assignment Agreement with ND Partners, LLP, which were recorded at cost (see Note 8 – Commitments and Contingencies for further discussion). The Company amortizes the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the patent lives of each associated product (remaining amortization periods are between 7 and 14 years).

As of September 30, 2025, gross product right intangible assets and the related accumulated amortization were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period (years)
September 30, 2025
Product licensing rights	$258,500,000	$(3,888,289)	$254,611,711	6.1
Indefinite-lived asset	135,400,000	-	135,400,000	N/A
Intangible asset- net	$393,900,000	(3,888,289)	390,011,711
December 31, 2024
Product licensing rights	$2,000,000	$(155,844)	$1,844,156	8.9
Intangible asset- net	$2,000,000	$(155,844)	$1,844,156

The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows:

Year ending December 31,	Amortization Expense
2025	$10,654,448
2026	42,745,094
2027	42,745,094
2028	42,745,094
2029	42,745,094
2030 and thereafter	72,976,887
Total	$254,611,711

Amortization of product rights intangible assets, which is included in cost of goods sold, was $3.6 million and $3.7 million for the three- and nine-months ended September 30, 2025.

Indefinite-lived assets and goodwill are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. The Company operates as one reporting unit/one segment, so the goodwill is deemed to be enterprise goodwill.

The Company tests goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If it concludes it is more likely than not that the fair value of the asset under review is less than its carrying amount, a quantitative impairment test is performed.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, and intangible assets with both indefinite and definite lives. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable at the lowest level of identifiable cash flows. If impairment indicators are present, the Company assesses whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, it then measures an impairment loss for the amount that carrying value exceeds fair value of the assets. For the three and nine months ended September 30, 2025, the Company recorded no impairment of long-lived assets.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At the inception of a contract, the Company determines whether the arrangement contains a lease by assessing whether there is an identified asset and whether the Company has the right to control the use of that asset during the term of the arrangement.

The Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability for all leases with a term greater than 12 months. ROU assets and lease liabilities are measured at the present value of future lease payments at the lease commencement date, discounted using the rate implicit in the lease, or, if that rate is not readily determinable, the Company’s incremental borrowing rate.

Leases are classified as operating or finance leases at commencement. For operating leases, lease expense is recognized on a straight-line basis over the lease term within operating expenses. The related ROU assets and lease liabilities are presented separately on the balance sheet. For finance leases, interest expense on the lease liability and amortization of the ROU asset are recognized separately within interest expense and depreciation and amortization expense, respectively. Lease liabilities are remeasured if there are changes to the lease term, payments, or other relevant assumptions.

Income (Loss) Per Common Share

Income (loss) per common share requires consideration of the two-class method when an entity has participating securities. The Company’s outstanding shares of Series E preferred stock entitle the holders to receive dividends on a basis equivalent to the dividends paid to holders of common stock, participating pro-rata in the earnings of the Company as if the Series E preferred stock was converted into common shares of the Company. As a result, the Series E preferred stock meets the definition of a participating security, and the Company is required to apply the two-class method. The Company’s convertible debt is a contingently participating security. The dividends are contingent and only paid to holders of the convertible debt if dividends declared are equal or greater than the share price. If this occurs, the Company may be required to apply the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Since the Series E preferred stock and convertible debt do not have contractual obligations that require participation in the Company’s losses, the two-class method is not required for periods in which Company has a net loss.

Basic income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares, including applicable participating securities, outstanding during the period. For the three and nine months ended September 30, 2025, basic income per common share is calculated assuming the Series E preferred stock was converted into common shares and participates in the earnings of the Company on a pro-rata basis. The Company’s convertible debt is excluded from the weighted average shares outstanding for purposes for determining income (loss) per common share as there have been no conversion for the three and nine months ended September 30, 2025. The Company’s convertible debt was not included in the basic income (loss) per common share under the two-class method because no contingent dividends were declared. As a result, net income for the three and nine months ended September 30, 2025 is allocated pro-rata between the Company’s weighted average outstanding common shares and Series E preferred stock (on an as-if converted basis). On an as-if converted basis, the Series E preferred stock weighted average shares is equal to 470,623 and 418,464 common shares of the Company and would be allocated $0.7 million and $0.9 million of the Company’s earnings for the three and nine months ended September 30, 2025, respectively.

For periods of net income, diluted net income per share is computed using the more dilutive of the treasury method or two-class method. Because the Company’s Series E preferred stock does not contain non-forfeitable rights to dividends, the “two-class method” results in the same diluted net income per share as the “treasury method.” Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company calculates dilutive potential common shares using the treasury stock method for stock options and restricted units, which assumes the Company will use the proceeds from the exercise of stock options and vesting of restricted stock units to repurchase shares of common stock to hold in its treasury stock reserves. The Company calculates dilutive potential common shares using the if-converted method for preferred stock and convertible debt, which assumes they are converted at the beginning of the period (or at time of issuance, if later).

For the three and nine months ended September 30, 2024, the two-class method was not required since the Company was in a net loss position and the participating securities do not have contractual obligations that require participation in the Company’s losses.

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$108,562,980	$(2,776,812)	$149,034,859	$(31,394,424)
Denominator:
Basic weighted average common shares outstanding	75,930,243	58,825,221	69,739,907	57,986,190
Effect of Series E dilutive securities	470,622	-	418,464	-
Adjusted Basic	76,400,865	58,825,221	70,158,371	57,986,190
Effect of stock Options and restricted stock dilutive securities	3,881,256	-	3,519,326	-
Effect of Convertible Senior Notes dilutive securities	5,932,049	-	1,999,079	-
Diluted weighted average common shares outstanding	86,214,170	58,825,221	75,676,776	57,986,190

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Number of Shares of Common Stock Issuable)		(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	-	4,000	-	4,000
Series E non-voting preferred stock	-	391,953	-	391,953
Series G non-voting preferred stock	-	5,004,069	-	5,004,069
Shares issuable for payment of deferred board compensation	-	48,909	-	48,909
Shares underlying outstanding stock options	48,812	7,675,277	84,637	7,675,277
Shares underlying restricted stock units	265,023	303,994	649,604	303,994
Total potentially dilutive shares	313,835	13,428,202	734,241	13,428,202

Stock-Based Compensation

Stock-based compensation is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service conditions. Restricted stock unit (“RSU”) compensation is based upon the fair value of the Company’s common stock on the date of the grant for RSU’s that vest upon service or performance conditions. Performance stock units (“PSU’s”) which vest upon market conditions, utilize a Monte-Carlo simulation model. Stock-based compensation is recognized as expense over the requisite service period on a straight-line basis. See Note 9.

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

Note 3 - Acquisition of Melinta:

On August 29, 2025 (the “Closing Date”), the Company completed the acquisition of Melinta, pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) with Melinta, Coriander BidCo LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), and Deerfield Private Design Fund IV, L.P., a Delaware limited partnership, solely in its capacity as representative, agent and attorney-in-fact of the Melinta equity holders. Pursuant to the terms of the Merger Agreement, the Company acquired Melinta via a merger in which Merger Sub merged with and into Melinta, with Melinta surviving as a wholly-owned subsidiary of the Company.

In consideration for the Merger, the Company (i) paid to the former Melinta equity holders an aggregate of $260 million in cash, subject to adjustment for estimated Company Cash and estimated Working Capital as compared to the Working Capital Target (each as defined in the Merger Agreement), and (ii) issued to the to certain of the former Melinta equity holders an aggregate of $40 million worth of common shares, par value $0.001 per share, of the Company. In addition, in connection with the Merger, the Company paid $23.2 million to acquire the Toprol XL product, which Melinta had licensed from a third party. The total cash consideration in connection with the Merger Agreement was funded by a combination of the Company’s existing cash on hand and net proceeds from the Company’s $150 million Convertible Notes Offering (see Note 7 for details on the Convertible Notes Offering).

Additionally, the former Melinta equity holders are eligible to receive certain contingent payments pursuant to the terms of the Merger Agreement and the Contingent Payment Agreement, which provides for milestone and net sales-based payments. Upon the issuance of the U.S. Food and Drug Administration (“FDA”) marketing approval of REZZAYO (or any product that contains the active ingredient rezafungin), for the prevention or prophylaxis of invasive fungal infections in adult patients undergoing allogeneic stem cell blood and marrow transplant or the regulatory equivalent (the “REZZAYO Second Indication”) on or prior to June 30, 2029, the Company shall pay, in cash or common shares, par value $0.001 per share, of the Company at the Company’s election, to the former Melinta equity holders the following payments (the “REZZAYO Milestone”):

(i)	if the FDA-approved labeling includes candida, $20 million;

(ii)	if the FDA-approved labeling includes aspergillus, $2.5 million; and

(iii)	if the FDA-approved labeling includes pneumocystis, $2.5 million.

Further, the Contingent Payment Agreement provides that the Company will pay to the former Melinta equity holders tiered royalties on REZZAYO U.S. net sales and low-single-digit royalties on MINOCIN U.S. net sales (each the “REZZAYO Royalties” and “MINOCIN Royalties”).

The Merger is accounted for using the acquisition method of accounting for business combinations under FASB Accounting Standard Codification Topic No. 805, Business Combinations (“ASC 805”), with CorMedix representing the accounting acquirer under this guidance. The estimates relating to the allocation of the purchase price are preliminary through the conclusion of the measurement period, which will be no longer than one year from the Closing Date.

Summary of Consideration Transferred

The following tables summarizes the total consideration for the acquisition of Melinta under the Merger Agreement, net of cash, cash equivalents and restricted cash acquired of $44,881,097

Cash Consideration paid to Melinta equity holders	$285,292,509
Cash Consideration paid to acquire Toprol XL	23,218,521
Fair value of common shares of CorMedix	40,000,000
Fair value of contingent payments	95,865,000
Total consideration transferred	$444,376,030

The cash consideration paid to Melinta equity holders of $285.3 million paid by the Company is presented net of $1.5 million of estimated proceeds from a $4.0 million escrow account (the “Escrow”) established in connection with the Merger (the $1.5 million being “Escrow Proceeds”). The Escrow was established to serve as a means to true up the purchase price for amounts that were estimated as of the Closing Date and later definitively measured, including Company Cash and estimated Working Capital (each as defined in the Merger Agreement). The estimated Escrow Proceeds are recorded as a receivable as of September 30, 2025 and are subject to review and alignment with the former Melinta equity holders within the next few months.

The fair value of the contingent payments of $95.9 million includes the REZZAYO Milestone and the REZZAYO and MINOCIN Royalties (together, the “Royalties”). The Company estimated the fair value of the REZZAYO Milestone by probability-weighting each outcome and discounting the estimated payment back to the Closing Date. Key assumptions used in the valuation included probability of milestone achievement, the estimated timing of approval, an estimated weighted-average cost of capital, and the estimated timing of the REZZAYO Milestone payment occurring in 2027.

The Company estimated the fair value of the REZZAYO Royalties using a Monte Carlo simulation framework. Specifically, the Company simulated future net sales assuming a Geometric Brownian Motion framework, and these simulated metrics were used to determine the applicable percentage of REZZAYO Royalties. The fair value of the MINOCIN Royalties is linear with no thresholds, caps, tiers, or carry forwards, and was estimated using the Scenario-Based Method. For each method, the Royalties were calculated based on the contractual terms and then discounted from each payment date back to Closing Date. Key assumptions used in the valuation included projected net sales, the estimated duration of the related cash flows, and an estimated weighted-average cost of capital. Royalties payments are expected to occur until the expiration of patent or regulatory exclusivity in the late 2030’s.

For the three and nine months ended September 30, 2025, the Company recognized transaction costs related to the Merger of $9.7 million. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within general and administrative expenses in our condensed consolidated statements of operations.

The preliminary allocation of the purchase price to acquired assets and liabilities assumed based on their estimated fair values as of Closing Date is reflected in the table below. Goodwill represents the expected synergies resulting from acquiring the remaining interests in the acquirees that do not qualify for separate recognition as intangible assets.

Acquired assets and (liabilities) assumed
Assets
Cash, cash equivalents and restricted cash	$44,881,097
Accounts Receivable	28,623,035
Inventory	18,639,201
Prepaid expenses and current assets	11,146,242
Property and equipment, net	2,402,903
Intangible assets	391,900,000
Other long-term assets	16,900,657
Liability
Accounts payable	(2,834,793)
Accrued expenses	(28,666,503)
Other current liabilities	(1,245,897)
Deferred tax liability	(7,186,802)
Other long term liabilities	(2,817,278)
Net assets acquired	471,741,862
Purchase price consideration	489,257,127
Goodwill	$17,515,265

In the preliminary purchase price allocation, the Company identified intangible assets associated with marketed product values and in-process research and development, the fair value of which were $256.5 million, and $135.4 million, respectively. In determining the fair value of these intangible assets, the Company considered many factors, including financial forecasts associated with each of the products, the estimated duration of the related cash flows, and an estimated weighted-average cost of capital. The estimated net cash flow attributed to each marketable and licensed product is discounted back to Closing Date using a discount rate of approximately 15%. The marketed product values will be amortized on a straight-line basis over their estimated useful lives, on a weighted-average basis, of 6.2 years. The in-process research and development relates to the future cash flows associated with the REZZAYO Second Indication if and when approved by the FDA, the fair value of which was determined using probability-weighted, discounted cash flows.

The amount of revenue attributable to the Melinta business included in condensed consolidated statements of operations for the three and nine months ended September 30, 2025 is $15.5 million.

Fair value measurement of contingent consideration liability

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the three months ended September 30, 2025:

Contingent Consideration
(Unaudited)
Balance as of August 29, 2025	$95,865,000
Payments against contingent consideration	-
Change in fair value of contingent consideration liability	2,400,000
Balance as of September 30, 2025	$98,265,000

During the three months ended September 30, 2025, a change in fair value of contingent consideration of approximately $2.4 million was recorded primarily due to a lower discount rate and accretion due to the passage of time as of September 30, 2025 compared to August 29, 2025. The following table summarizes key assumptions and inputs used in the fair value simulation as of the valuation dates:

Valuation Dates	September 30, 2025	August 29, 2025
Risk-free rate over simulated period	4.29%	4.41%
Net sales of Rezzayo product volatility	75.00%	75.00%
Net sales Rezzayo product discount rate (continuous)	13.22%	13.19%
Net sales Minocin product discount rate (continuous)	8.97%	8.87%
Earnout payment discount rate (continuous)	7.05%	7.32%
REZZAYO Milestone payment discount rate	6.34%	6.55%

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded as Other income in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows of the acquired business. The Company estimates the contingent consideration liability using the Probability-Weighted Discounted Cash Flows, Monte Carlo simulation framework, and Scenario Based Method approach for REZZAYO Milestone payments, REZZAYO Royalties, and MINOCIN Royalties, respectively. These approaches require the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of CorMedix and Melinta as if the Merger occurred at the beginning of the years presented. The unaudited pro forma financial information includes impact of certain adjustment related to changes from the purchase of Toprol XL product which was previously licensed to Melinta, amortization of intangibles, transaction related cost incurred, stock compensation expenses, interest expense on related borrowings, and related income tax effects. The unaudited pro forma financial information presented does not include any impact of transaction synergies. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Total Revenue	$130,824,663	$272,706,296
Net Income	$95,788,444	$123,674,777
Net Income Per Common Share – Basic	$1.25	$1.76
Net Income Per Common Share – Diluted	$1.11	$1.63

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Total Revenue	$42,450,293	$99,399,507
Net Loss	$(6,737,892)	$(62,184,963)
Net Loss Per Common Share – Basic	$(0.11)	$(1.01)
Net Loss Per Common Share – Diluted	$(0.11)	$(1.01)

The unaudited pro forma financial information presented above includes the following adjustments:

Three Months Ended September, 2025:

●	Elimination of $0.4 million of licensing fees and profit sharing costs associated with the Toprol XL brand

●	Elimination of $9.3 million of acquisition related expenses

●	Elimination of historical stock compensation expense of $18.7 million

●	Inclusion of intangible asset amortization of $6.8 million

●	Net impact of new convertible notes payable of $0.6 million

●	$6.2 million tax effect on proforma adjustments

Nine Months Ended September 30, 2025:

●	Elimination of $1.7 million of licensing fees and profit sharing costs associated with the Toprol XL brand

●	Elimination of $10.5 million of acquisition related expenses

●	Elimination of historical stock compensation expense of $18.9 million

●	Inclusion of intangible asset amortization of $27.2 million

●	Net impact of new convertible notes payable of $0.4 million

●	$1.2 million tax effect on proforma adjustments

Three Months Ended September, 2024:

●	Elimination of $0.7 million of licensing fees and profit sharing costs associated with the Toprol XL brand

●	Elimination of historical stock compensation expense of $0.1 million

●	Inclusion of intangible asset amortization of $10.2 million

●	Net impact of new convertible notes payable of $0.2 million

●	$2.6 million tax benefit on proforma adjustments

Nine Months Ended September 30, 2024:

●	Elimination of $2.1 million of licensing fees and profit sharing costs associated with the Toprol XL brand

●	Inclusion of $10.5 million of acquisition related expenses

●	Elimination of historical stock compensation expense of $0.6 million

●	Inclusion of intangible asset amortization of $30.6 million

●	Net impact of new convertible notes payable of $0.5 million

●	$10.7 million tax benefit on proforma adjustments

Post-Employment Benefit Costs

In connection with the Merger, the Company eliminated certain positions across both CorMedix and Melinta personnel and incurred associated severance costs under its benefit plans. The Company incurred an associated $2.9 million of severance expenses for the three and nine months ended September 30, 2025. Melinta had $2.7 million of related severance on its balance sheet as of the Closing Date, and it was included in Accrued Expenses at September 30, 2025. The Company expects to pay all severance associated with the Merger by December 31, 2026.

Note 4 - Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid API (short-term)	$9,243,220	$1,039,494
Research and development	627,805	152,823
Commercial	1,339,774	666,288
FDA filing fee	-	449,558
Medical affairs	198,746	412,118
Subscriptions	1,510,853	409,774
Insurance	1,542,150	342,172
Clinical	97,899	70,564
Receivable from escrow from Melinta acquisition	1,490,934	-
Other	276,349	91,900
Total	$16,327,730	$3,634,691

Note 5 - Other Long term Assets

	September 30, 2025	December 31, 2024
Restricted Cash	988,233	105,368
Prepaid API (long-term)	13,101,730	-
Marketable Equity Securities	8,090,909	-
Other	732,881	-
Total	$22,913,753	$105,368

Note 6 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Accrued gross-to-net-deductions	$75,180,506	$21,860,335
Payroll related liabilities (including severance)	19,000,828	6,530,469
License agreement payable	1,605,559	2,000,000
Professional and consulting fees	5,940,560	865,413
Income tax payable	4,221,507	-
Manufacturing related	1,074,217	572,959
Transaction fees	983,531	-
Accrued interest	806,506	-
Other	278,684	122,357
Total	$109,091,898	$31,951,533

Note 7 - Convertible Senior Notes

Convertible Senior Notes

On August 12, 2025, the Company completed a private placement offering of $150 million aggregate principal amount of its 4.00% Convertible Senior Notes due 2030 (the “Notes”). The Notes were issued at par and mature on August 1, 2030. The Company incurred $5.6 million in financing costs related to the issuance, resulting in net proceeds of $144.4 million. As of September 30, 2025, $5.3 million of the financing fees is included in accounting payable. The financing costs will be amortized over the term of the Note up to its face value of $150 million.

The Notes bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2026 through August 1, 2030. The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s future senior unsecured indebtedness.

The Company may, at its option, redeem all or any portion of the Notes for cash at 100% of the principal amount of such Notes, plus accrued and unpaid interest, at any time on or after August 4, 2028, provided that the last reported sale price of the Company’s common stock is at least 130% of the Conversion Price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately prior to the date the redemption notice is given, as well as on the trading day immediately preceding such notice.

Holders may convert their Notes into shares of the Company’s common stock at their option for any reason on or after May 1, 2030 and prior to the close of business on the second scheduled trading day immediately preceding the maturity date, or prior to the close of business on the business day immediately preceding May 1, 2030 under the following circumstances:

●	Stock Price Condition: During any calendar quarter commencing after the quarter ending September 30, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.

●	Trading Price Condition: During the five consecutive business days immediately following any five consecutive trading day period (the “Measurement Period”), if the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price per share of common stock and the conversion rate on such trading day.

●	Distribution of Rights or Assets: If the Company distributes to all or substantially all holders of its common stock (i) rights, options, or warrants to subscribe for or purchase shares of common stock at a price per share less than the average sale price for the ten consecutive trading days preceding the announcement, or (ii) assets or securities of the Company (other than pursuant to a stockholder rights plan prior to separation), where the value of such distribution exceeds 10% of the last reported sale price per share of common stock on the trading day immediately before the announcement.

●	Fundamental Change or Share Exchange Event: Upon the occurrence of a Fundamental Change, Make-Whole Fundamental Change (prior to May 1, 2030), or Share Exchange Event as defined in the Indenture governing the Notes (other than a merger or business combination solely to change the Company’s jurisdiction of incorporation that does not constitute a Fundamental Change or Make-Whole Fundamental Change).

●	Redemption: If the Company calls any Note for redemption, the holder may convert such Note.

The initial conversion rate for the Notes was set at the time of closing and is equal to 74.2515 shares of common stock per $1,000 principal amount of Notes. The initial conversion price is subject to adjustment as described in the Indenture governing the Notes, not to exceed 96.5269 shares of common stock per $1,000 principal amount of Notes. Upon conversion, the Company will settle its conversion obligation in cash, shares of common stock, or a combination thereof, at its election.

Convertible senior notes payable are comprised of the following:

September 30,
2025
Convertible senior note payable	$150,000,000
Less debt discounts	(5,471,448)
Convertible senior note payable, net	$144,528,552

As of September 30, 2025 accrued interest on Notes was $0.8 million. During the quarter ended September 30, 2025, the Company amortized debt discount of $0.1 million to interest expense.

Note 8 - Commitments and Contingencies:

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

On April 22, 2024, the lead plaintiff filed a third amended consolidated complaint that superseded the second amended consolidated complaint. In the third amended complaint, the lead plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired CorMedix securities between October 16, 2019 and August 8, 2022, inclusive. The third amended complaint names as defendants the Company and six (6) current and former officers of CorMedix, namely Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco (the “Officer Defendants” and collectively with CorMedix, the “CorMedix Defendants”). The third amended complaint alleges that the CorMedix Defendants violated Section 10(b) of the Exchange Act (and Rule 10b-5) and that the Officer Defendants violated Section 20(a). In general, the purported bases for these claims are allegedly false and misleading statements and omissions related to the NDA submissions to the FDA for DefenCath, subsequent complete response letters, as well as communications from the FDA related and directed to the Company’s contract manufacturing organization and heparin supplier. The Company filed its motion to dismiss the third amended complaint on June 6, 2024. The motion to dismiss was fully briefed on August 21, 2024.

On August 19, 2025, the Court issued a revised opinion and order, denying the CorMedix Defendants’ motion to dismiss the third amended complaint. Among other things, the Court found that Lead Plaintiff pled (i) material misrepresentations and omissions concerning ROVI and the DefenCath NDA, (ii) a strong inference of scienter, and (iii) loss causation.

Following the issuance of the revised opinion and order, on August 26, 2025, the parties proposed a revised Pretrial Scheduling Order, which the Court so-ordered on August 27, 2025. Among other things, the Scheduling Order provides for the (i) substantial completion of document production by January 27, 2026; (ii) completion of fact discovery by June 25, 2026; and (iii) completion of expert discovery by December 28, 2026. The case has proceeded to discovery.

A mediation has been scheduled for November 18, 2025 before Michelle Yoshida of Phillips ADR.

In re CorMedix Inc. Derivative Litigation, Case No. 2:21-cv-18493-JXN-LDW (D.N.J.)

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW (the “Derivative Litigation”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, Phoebe Mounts and Joseph Todisco along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duties, abuse of control, and waste of corporate assets against the individual defendants, and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit was pending.

On or about January 13, 2023, another purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled DeSalvo v. Costa, et al., Case No. 2:23-cv-00150-JXN-CLW. The complaint names as defendants Paulo F. Costa, Janet D. Dillione, Greg Duncan, Alan Dunton, Myron Kaplan, Steven Lefkowitz, Joseph Todisco, Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, and John L. Armstrong, along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duty and unjust enrichment against the individual defendants.

On or about January 25, 2023, another purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Scullion v. Baluch, et al., Case No. 2:23-cv-00406-ES-ESK. The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Gregory Duncan, Matthew David, and Phoebe Mounts, along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duty.

On or about April 18, 2023, the Court entered an order consolidating the above-mentioned shareholder derivative complaints for all purposes, including pretrial proceedings, trial and appeal. The consolidated derivative action is entitled, In re CorMedix Inc. Derivative Litigation, C.A. No. 2:21-cv-18493-JXN-LDW. The provisions of the Order to Stay that was previously entered in the Voter litigation on January 21, 2022 applied to the consolidated derivative action.

On August 19, 2025, the Court issued a revised opinion and order denying the CorMedix Defendants’ motion to dismiss the third amended complaint in the securities litigation. On September 11, 2025, the Court entered the parties’ Joint Stipulation Amending Schedule, which provides that the derivative plaintiffs have until November 10, 2025 to file a consolidated complaint.

On November 10, 2025, the derivative plaintiffs filed a verified consolidated shareholder derivative complaint (the “Consolidated Complaint”). The Consolidated Complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, Phoebe Mounts and Joseph Todisco, along with the Company as Nominal Defendant. The Consolidated Complaint alleges that during the Relevant Period (October 16, 2019 –August 8, 2022), the Individual Defendants made or caused to be made materially false and misleading statements regarding the Company’s business and operations. Specifically, as to the Individual Defendants, the Consolidated Complaint alleges that (i) they were aware of deficiencies that existed at the manufacturing facility because of an internal audit conducted in 2018; (ii) despite ongoing dialogue with the FDA, they failed to ensure that the methods used in manufacturing met regulatory standards; and (iii) they downplayed the true scope of the deficiencies identified after receiving the first Complete Response Letter.

The Consolidated Complaint asserts claims for breach of fiduciary duty and unjust enrichment against the Individual Defendants, and contains similar allegations to the securities class action, In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv-14020 (D.N.J.). The Consolidated Complaint alleges that as a result of the Individual Defendants’ conduct, among other things, the Company (i) stands to lose and expend millions of dollars in legal fees and payments associated with lawsuits against the Company and (ii) has paid excessive and undeserved compensation to the Individual Defendants. On this basis, the Consolidated Complaint seeks unspecified damages and corporate governance reforms.

Per the terms of the September 11, 2025 Joint Stipulation Amending Schedule, the parties must meet and confer on a case schedule, including the date by which Defendants must plead in response to the consolidated complaint, on or before November 24, 2025.

Raval v. Baluch, Case No. UNN-L-003721-25 (N.J. Super Ct. Law Div.)

On or about September 26, 2025, a purported shareholder, derivatively and on behalf of CorMedix, filed a shareholder derivative complaint in the Law Division of the Union County Superior Court of New Jersey, in a case entitled, Raval v. Baluch, et al., Case No. UNN-L-003721-25 (N.J. Super Ct. Law Div.) (the “State Derivative Litigation”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Gregory Duncan, Matthew David, and Phoebe Mounts, along with CorMedix as Nominal Defendant. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and abuse of control against the defendants and contains similar allegations to the previously-filed consolidated derivative complaint pending in federal court. The Raval complaint seeks unspecified money damages, governance reforms, and costs and expenses. On October 22, 2025, the parties filed a proposed Stipulation and Consent Order, which the Court entered on the same day. The Stipulation and Consent Order provides that Plaintiff shall have until December 4, 2025 to file an amended complaint or designate the complaint as operative.

Melinta Legal Proceedings

Melinta markets MINOCIN, which is indicated for the treatment of certain bacterial infections. Melinta holds Orange Book listed patents for MINOCIN, including two formulation patents (patents 11,944,634 and 12,161,656) issued in 2024.

In 2020, Nexus Pharmaceuticals (“Nexus”) filed an Abbreviated New Drug Application (“ANDA”) with Paragraph IV (“PIV”) certification against the only Orange Book listed patents at the time, specifically patents ‘802 and ‘105 (“Minocin Treatment Patents”), on the alleged basis that the Minocin Treatment Patents were invalid and, in the alternative, that its ANDA did not infringe.

Melinta filed suit against Nexus in the US District Court for the Northern District of Illinois (the “Court”), asserting that the Minocin Treatment Patents were valid and accordingly, Nexus’s ANDA for its generic version of MINOCIN infringed these patents.  In November 2024, the Court found that the Minocin Treatment Patents are valid and enforceable and issued a permanent injunction against the Nexus ANDA as part of that decision. Nexus subsequently filed an appeal with the U.S. Court of Appeals for the Federal Circuit. The appeal is ongoing.

Additionally, in February 2025, Melinta received a PIV certification for all four Orange Book listed patents from Gland Pharma (“Gland”) on the alleged basis that the patents were invalid, and in the alternative that its ANDA did not infringe these patents. Melinta filed a suit against Gland in the same Court in April 2025.

Commitments

License and Assignment Agreement

In 2008, the Company entered into a License and Assignment Agreement (the ND License Agreement) with ND Partners, LLP (NDP). Pursuant to the ND License Agreement, NDP granted the Company exclusive, worldwide licenses for certain antimicrobial catheter lock solutions, processes for treating and inhibiting infections, a biocidal lock system and a taurolidine delivery apparatus, and the corresponding United States and foreign patents and applications (the NDP Technology). As consideration in part for the rights to the NDP Technology, upon execution of the ND License Agreement, the Company paid NDP an initial licensing fee of $0.3 million and granted NDP a 5% equity interest in the Company, consisting of 7,996 shares of the Company’s common stock.

Under the ND License Agreement, the Company is required to make cash and equity payments to NDP upon the achievement of certain milestones. Under the ND License Agreement, the maximum aggregate amount of cash payments due upon achievement of applicable milestones was $2.5 million, with the balance being $2 million as of March 31, 2025. The initial licensing fee of $0.3 million, the fair value of the 5% equity interest (7,996 shares of the Company’s common stock) and an additional $0.5 million, as a result of the achievement of one milestone, were recognized on the Company’s statement of operations in R&D in prior periods, as the related milestones were achieved by the Company prior to the FDA approval. During the year ended December 31, 2024, the Company determined it was probable that the net sales milestones would be achieved in future periods and, as a result, the Company recorded a license intangible asset of $2 million and a license agreement liability of $2 million, which was included within accrued expenses in the Company’s consolidated balance sheet as of December 31, 2024. In May 2025, the Company paid the final milestone liability in the aggregate amount of $2 million.

Beginning in the second quarter of 2024, the license intangible asset is amortized as cost of goods sold over its estimated economic life of approximately 10 years. The amortization start period correlates with the product launch of DefenCath and the first period in which revenue will be recognized. Amortization expense of approximately $0.1 million and $0.2 million was recorded during the three and nine months ended September 30, 2025, respectively.

The ND License Agreement will expire on a country-by-country basis upon the earlier of (i) the expiration of the last patent claim under the ND License Agreement in a given country, or (ii) the payment of all milestone payments. Upon the expiration of the ND License Agreement in each country, the Company will have an irrevocable, perpetual, fully paid-up, royalty-free exclusive license to the NDP Technology in such country.

Melinta Commitments

Melinta is party to several license agreements, under which it will be required to make payments based on the achievement of agreed-upon milestones or circumstances. As of September 30, 2025, Melinta was not obligated to make any of the future payments discussed below.

Wakunaga Pharmaceutical Co., Ltd. In May 2006, Wakunaga and Melinta executed a license agreement under which Melinta acquired rights to certain patents, patent applications, and other intellectual property related to Baxdela. Melinta is obligated to pay royalties to Wakunaga on sales of Baxdela. Under the license, Melinta has the right to grant sublicenses, although Wakunaga is entitled to a substantial portion of non-royalty income received from a sublicense of the Wakunaga technology. Wakunaga has certain termination rights, should Melinta fail to perform its obligations under the agreement, it becomes subject to bankruptcy or similar events, or Melinta’s business is transferred or sold and the successor requires us to terminate a substantial part of its development activities under the agreement. Melinta has the right to terminate the license for cause upon six months’ written notice to Wakunaga. Unless earlier terminated, the license agreement will continue in effect on a country-by-country and product-by-product basis until Melinta is no longer required to pay any royalties, which is the later of the date the manufacture, use or sale of a licensed product in a country is no longer covered by a valid patent claim, or a specified number of years following the first commercial sale in such country.

CyDex Pharmaceuticals, Inc. In November 2010, Melinta entered into a license and supply agreement with CyDex Pharmaceuticals, Inc. (now a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, both hereafter referred to as Ligand) under which Melinta obtained an exclusive right, under certain patents and patent applications, to use Ligand’s beta sulfobutyl cyclodextrin, Captisol, in the development and commercialization of a Baxdela product. In addition, under the terms of the license agreement, Melinta obtained a nonexclusive license to Ligand’s Captisol data package. Melinta is obligated to pay royalties to them based on our sales of Baxdela. Melinta is obligated to certain diligence requirements and have the right to grant sublicenses to third parties. The license agreement provides for future payments to Ligand upon the achievement of a future commercial milestone, and obligations to make percentage royalty payments in the single digits based on net sales, if any, of the licensed product. Additionally, Melinta has agreed to purchase our requirements of Captisol from Ligand for use in a Baxdela product, with pricing established pursuant to a tiered pricing schedule. Ligand has certain rights to terminate the agreement following a cure period, should Melinta fail to perform our obligations under the agreement. In addition, Ligand may terminate the agreement immediately if Melinta fails to pay milestones or royalties due under the agreement or if Melinta becomes subject to bankruptcy or similar events. Melinta has the right to terminate the license upon 90 days’ written notice to Ligand. Unless earlier terminated, the agreement will continue in effect until the expiration of our obligation to pay royalties. Such obligation expires, on a country-by-country basis, over a specified number of years following the expiration date of the last valid claim of a licensed product in the country of sale; if there has never been a valid claim of a licensed product in the country of sale, then such number of years after the first sale of the licensed product in such country.

AstraZeneca AB (“AZ”). In connection with the acquisition of Toprol XL, the seller assigned its rights, title, interests and obligations for the Toprol product in the U.S. under the supply and license agreements with AZ to Melinta, as a wholly-owned subsidiary of the Company. AZ is obligated to supply the Toprol product to Melinta in accordance with the supply agreement, and Melinta is obligated to pay royalties based on net sales of the Toprol product.

Mundipharma. In July 2022, Melinta entered into a license agreement with Cidara Therapeutics (“REZZAYO License Agreement”) (who in April 2024 sold all of its rights in REZZAYO to Napp Pharmaceutical Group Limited (“Napp”), a member of Mundipharma independent associated companies) to acquire an exclusive license to develop and sell REZZAYO in the U.S. Napp acquired of all assets and rights related to rezafungin globally, including ongoing development and distribution, while commercialization rights to rezafungin in the United States remain licensed to Melinta.

As of the Closing Date, the commitments under the REZZAYO License Agreement include a regulatory milestone of between $30 million and $40 million upon receipt of the marketing approval for the prophylaxis indication, a number of commercial milestones upon exceeding certain net sales targets, and net sales-based royalties. The agreement additionally stipulates that upon the earlier of thirty-days following the receipt of the marketing approval for the prophylaxis indication or on June 30, 2028, Napp shall assign and transfer to Melinta all rights, title and interest in and to all product filings for the current product in the U.S. Following the first anniversary of the contract effective date, Melinta may terminate this agreement, in its sole discretion, upon 90 days prior written notice; otherwise, this agreement shall expire on the expiration of Melinta’s obligation to pay royalties to Napp when there is no valid claim of the licensed patent rights in the United States.

In connection with the purchase of the active pharmaceutical ingredient (API) for VABOMERE, Melinta has committed to API deliveries from the CMO in the fourth quarters of 2025 and 2026 with a total cost of €6.5 million, subject to inflation adjustments.

Other Commitments

In December 2024, the Company entered into a three-year agreement with Syneos Health Commercial Services, LLC (“Syneos”) under which Syneos will provide a dedicated inpatient field sales force that will exclusively promote DefenCath to hospitals and health systems. The Company has paid an up-front implementation and are obligated to pay a fixed monthly fee.  The Company signed a termination agreement, effective October 1, 2025 whereas the related services to CorMedix will be completed on December 31, 2025.  As of October 1, 2025, the minimum amount committed under this agreement, net of prepayments totaled $4.6 million.

Note 9 - Stockholders’ Equity

Common Stock

On May 9, 2024, the Company filed a shelf registration statement (the “2024 Shelf Registration Statement”) for the issuance of up to $150 million of Company securities. Also on May 9, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $50 million of its common stock through the sales agents under the 2024 Shelf Registration Statement, subject to limitations imposed by the Company and subject to the sales agent’s acceptance (the “2024 ATM program”). The sales agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the 2024 ATM program. During the nine months ended September 30, 2025, the Company sold an aggregate of 620,444 shares of its common stock under the 2024 ATM program and realized an aggregate net proceeds of approximately $6.8 million. Approximately $23.2 million of the Company’s common stock remains available for sale under its 2024 ATM program, with $15 million of capacity remaining under its 2024 Shelf Registration Statement for the issuance of Company securities.

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

On August 29, 2025, the Company issued 3,323,833 shares of common stock in connection with the Merger and has registered an additional 3,000,000 shares of common stock that may be issuable, at the Company’s election, upon the achievement of the REZZAYO Milestone in connection with the Merger (see Note 3).

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

	As of September 30, 2025			As of December 31, 2024
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	20,000	2,000	$10.00	$20,000
Series E	89,623	$62.76	5,624,739	89,623	$49.20	$4,409,452
Series G	-	$-	-	45,000	$187.36	$8,431,200
Total	91,623		5,644,739	136,623		$12,860,652

In March 2025, 45,000 shares of Series G preferred stock were converted which resulted in the issuance of 2,502,062 shares of common stock.

In July 2025, the stated value of the Series E Convertible Preferred Stock was amended from $49.20 to $62.76 per share.

Restricted and Performance Stock Units

The Company has issued restricted stock units (“RSUs”) to certain employees and non-employee directors and performance stock units (“PSUs”) to certain executive employees as compensation for services. The grant date fair value of the RSUs is based upon the fair value of the Company’s common stock on the date of the grant for RSUs that vest upon service or performance conditions. For RSUs that vest upon market conditions, the grant date fair value of RSUs is based upon a Monte-Carlo simulation model.

During the nine months ended September 30, 2025, the Company granted 1,713,308 RSUs, to its employees and non-employee directors with service based vesting conditions and a weighted average grant date fair value of $11.09 per share. The Company recognized approximately $0.4 million of stock based compensation during the three- and nine-month periods ended September 30, 2025, pertaining to equity modifications for employees who were provided notice of Merger-related terminations.

In addition to the RSUs noted above, during the nine months ended September 30, 2025, the Company issued 487,500 PSUs to its executive officers with market performance and service based vesting conditions and, as such, the grant date fair value of $11.79 was calculated using a Monte-Carlo simulation model. Of the total, 62,500 of these PSUs were forfeited in August 2025. The following key assumptions were used to determine the fair value of the PSUs granted during the period:

Assumption	Period 1	Period 2	Period 3
Share price	$8.10	N/A	N/A
Equity volatility	71.2%	69.7%	87.0%
Remaining term (years)	0.99	1.99	2.99
Dividend yield	0%	0%	0%
Risk-free rate	4.13%	4.20%	4.25%

Compensation expense related to these PSUs is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied.

As of September 30, 2025, the Company had 2,058,833 outstanding RSUs and PSUs. As of September 30, 2025, unrecognized compensation expense related to unvested RSUs and PSUs was $16.8 million, which will be recognized over a weighted average remaining period of 1.7 years as of September 30, 2025.

Stock Options

During the nine months ended September 30, 2025 no stock options were issued. As of September 30, 2025, there was approximately $3.3 million in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 1.0 years.

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Award type	2025	2024	2025	2024
RSUs	$2,527,490	$107,637	$6,004,835	$583,487
PSUs	303,676	-	1,219,239	-
Stock options	1,234,375	1,119,839	3,018,902	4,352,013
Total	$4,065,541	$1,227,476	$10,242,976	$4,935,500

The following table represents the allocation of stock-based compensation expense by financial statement line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line item	2025	2024	2025	2024
Cost of sales	$147,158	$51,622	$289,319	$218,384
Research and development	205,672	83,005	525,822	342,114
Selling and marketing	755,206	121,365	1,112,501	467,100
General and administrative	2,957,505	971,484	8,315,334	3,907,902
Total	$4,065,541	$1,227,476	$10,242,976	$4,935,500

Note 10 - BARDA Agreement

In July 2023, Melinta entered into partnership with BARDA to advance Baxdela and Vabomere for use in pediatrics and to partner on the development of Baxdela against certain biothreat pathogens (BARDA-Supported Studies). Under this contract, BARDA reimburses Melinta certain percentages of costs incurred, as defined in the agreement, in connection with the BARDA-Supported Studies. BARDA has awarded a total of $47.5 million of funding with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million, if all options are exercised. If all contract options are exercised, the contract is expected to continue through 2034. Through September 2025, Melinta has recognized BARDA reimbursement totaling $16.2 million.

There are two performance obligations under the BARDA contract, which are research and development services performed for (a) Baxdela and Vabomere pediatric studies and (b) Baxdela biodefense studies. These research and development services were performance obligations because they are distinct within the context of the contract; that is, the services are separately identifiable from other obligations within the arrangement. In addition, the transaction prices included within the BARDA contract were equivalent to the standalone selling price of the research and development services and would be allocated. Therefore, research and development services are recognized as contract revenue over time, as the performance obligation is satisfied, in accordance with the BARDA agreement. The Company recognized $1.4 million of contract revenue under the BARDA agreement for the three- and nine-months ended September 30, 2025.

Note 11 - Leases

The Company entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020.

Melinta holds two facilities lease agreements, classified as operating leases, and numerous vehicle leases for our field-based employees, which are classified as finance leases. The lease term for each vehicle is 48 to 60 months with no residual value at the end of the lease. These vehicle leases are finance leases under current U.S. GAAP because the future minimum lease payments are greater than 90% of the fair value of the vehicles at the time of lease.

Lease cost recognized under ASC 842 is illustrated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$101,061	$50,396	$205,061	$153,781
Financing lease cost:
Amortization of right-of-use assets	31,627	-	31,627	-
Interest on lease liabilities	9,293	-	9,293	-
Total Lease Cost	$141,981	$50,396	$245,981	$153,781

As of September 30, 2025 and December 31, 2024, the Company’s net ROU assets and lease liabilities were as follows:

	Classification	September 30, 2025	December 31, 2024
Operating Leases
Assets
Total operating lease assets	Other assets	$3,173,567	$492,697

Liabilities
Current	Other liabilities	844,431	167,922
Noncurrent	Other long-term liabilities	2,411,243	349,091
Total operating lease liabilities		3,255,674	517,013

Finance Leases
Assets
Total finance lease assets	Other assets	864,549	-
Total lease assets		$864,549	$-

Liabilities
Current	Other liabilities	579,168	-
Noncurrent	Other long-term liabilities	557,413	-
Total finance lease liabilities		$1,136,581	$-

As of September 30, 2025, the maturities of the Company’s lease liabilities were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance leases
2025	$224,792	$151,238
2026	905,946	601,814
2027	877,838	329,363
2028	723,270	161,678
After 2028	1,313,137	28,196
Total lease payments	$4,044,983	$1,272,289
Less: Interest	(789,309)	(135,708)
Present value of lease liabilities	$3,255,674	$1,136,581

As of September 30, 2025, the weighted-average remaining lease term was 4.7 years and 2.4 years for operating and finance leases, respectively, calculated on the basis of the remaining lease term and the lease liability balance of each lease.

The following table sets forth supplemental cash flow information for 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flows from operating leases	$109,224	$50,995	$212,737	$152,986
Operating cash flows from financing leases	9,293		9,293
Financing cash flows from financing leases	49,192	-	49,192	-

Note 12 - Segment Reporting

The Company has determined that it has two operating segments which are aggregated into a single reportable segment- Drug Product, located in a single geographic location – the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying balance sheets as total assets, and the accompanying statement of operations as loss from operations, respectively.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as a single reportable segment. The CODM uses consolidated profit and loss to evaluate and measure performance against progress in its commercialization efforts and clinical trials. The following table sets forth significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development:
Employee expense	$2,111,483	$558,666	$4,481,197	$1,671,566
Other research and development	2,986,161	168,453	6,251,596	543,985
Total research and development	5,097,644	727,119	10,732,793	2,215,551
Selling and marketing
Employee and contracted employee expense	$7,324,484	$3,316,639	$12,582,442	$8,878,263
Other selling and marketing	3,861,562	3,432,261	9,461,517	11,594,698
Total selling and marketing expense	11,186,046	6,748,900	22,043,959	20,472,961
General and administrative
Employee expense	$10,310,709	$4,247,363	$23,028,553	$14,288,909
Other general and administrative	15,140,308	2,333,471	21,619,901	8,562,235
Total general and administrative expense	25,451,017	6,580,834	44,648,454	22,851,144

Total operating expenses	$41,734,707	$14,056,853	$77,425,206	$45,539,656

The CODM also reviews DefenCath sales separately from sales from the Melinta Portfolio; the following table sets forth the breakdown of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product Sales:
DefenCath	$88,765,279	$11,456,115	$167,583,726	$12,262,234
Melinta Portfolio	12,781,144	-	12,781,144	-
Total product sales	101,546,423	11,456,115	180,364,870	12,262,234

Note 13 - Income Taxes:

As of September 30, 2025, the Company had achieved cumulative pre-tax income over the most recent three-year period, and therefore, in accordance with ASC 740, Income Taxes, management evaluated both positive and negative evidence in assessing the realizability of its deferred tax assets. In addition to the historical earnings, the Company considered factors such as the sustainability of current revenue sources, excluding potential future revenue from additional indications of our Products currently under development, and future net income projections. Based on this evidence, the Company concluded that is more-likely-than-not (as defined in ASC 740-10-30-5(e)) that it will realize the benefit of certain deferred tax assets, related primarily to utilization of its U.S. federal net operating loss (“NOL”) carryforwards, within the applicable carryforward periods provided under Internal Revenue Code (“IRC”) Section 172.

As a result of this conclusion, the Company released approximately $280.0 million of valuation allowance previously recorded against its deferred tax assets, recognizing an income tax benefit of $59.7 million in the three and nine months ended September 30, 2025. The release of valuation allowance was mainly attributed to the expected utilization of historical CorMedix federal NOLs. The Company will continue to evaluate the realizability of its remaining deferred tax assets each reporting period and adjust the valuation allowance as appropriate based on changes in cumulative results, forecasts of future taxable income, or other objective evidence as required by ASC 740-10-35.

For the nine months ended September 30, 2024, the company recorded a tax benefit of $1.4 million due to the sale of its unused New Jersey net operating losses for fiscal year 2023.

The effective income tax rates for the three and nine months ended September 30, 2025 were (106.5)% and (59.3)%, respectively, and 0% and 4.3% for the three and nine months ended September 30, 2024. The effective income tax rate reflects the discrete income tax benefit related to the release of the valuation allowance discussed above, partially offset by expected current year state and local taxes, based on our best estimate of the tax expense expected to be applicable for the full year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Profit (Loss) before income taxes	$52,576,178	$(2,776,812)	$93,569,564	$(32,789,194)
Provision (Benefit) for income taxes	(55,986,802)	-	(55,465,295)	$(1,394,770)
Effective tax rate	(106.5)%	0.0%	(59.3)%	4.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our audited 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”), on March 25, 2025.

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

Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Actual outcomes or results may differ from anticipated results, sometimes materially. Factors that could cause actual results to differ include, but are not limited to: the ability of the combined company to achieve the identified synergies; the ability to integrate the Melinta business into CorMedix and realize the anticipated strategic benefits of the transaction within the expected time-frames or at all; that such integration may be more difficult, time-consuming or costly than expected; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers) may be greater than expected following the closing of the transaction; the retention of certain key employees of Melinta; the expected benefits and success of Melinta’s products and product candidates; potential litigation relating to the transaction that could be instituted against CorMedix or its directors; rating agency actions and CorMedix’s ability to access short- and long-term debt markets on a timely and affordable basis; general economic conditions that are less favorable than expected; geopolitical developments and additional changes in international trade policies and relations, including tariffs; and the ability of our products and product candidates to compete effectively against current and future competitors.

Overview

CorMedix Inc. (collectively, with our wholly owned subsidiaries, referred to herein as “we,” “us,” “our” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for life-threatening diseases and conditions.

Historically, our primary focus has been commercializing our lead product, DefenCath® (taurolidine and heparin), in the U.S. The name DefenCath is the U.S. proprietary name approved by the U.S. Food and Drug Administration (“FDA”) on November 15, 2023. CorMedix launched the product commercially in 2024 in both the hospital inpatient and outpatient hemodialysis settings of care.

DefenCath is an FDA approved antimicrobial catheter lock solution (“CLS”) (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) indicated to reduce the incidence of catheter-related bloodstream infections (“CRBSI”) in adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter (“CVC”). It is indicated for use in a limited and specific population of patients. CRBSIs can lead to treatment delays and increased costs to the healthcare system when they occur due to extended and often repeat hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs, as well as increased mortality. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study. The Company believes DefenCath can address a significant unmet medical need.

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

On January 25, 2024, CMS determined that DefenCath should be classified as a renal dialysis service that is subject to the Medicare end-stage renal disease prospective payment system (“ESRD PPS”). The ESRD PPS provides bundled payment for renal dialysis services, but also affords a transitional drug add-on payment adjustment, or TDAPA, which provides temporary, additional payments for certain new drugs and biologicals. We submitted an application for TDAPA on January 26, 2024, and also submitted a Healthcare Common Procedure Coding System (“HCPCS”) application for a J-code to CMS on December 8, 2023. CMS implemented HCPCS and TDAPA for DefenCath on July 1, 2024.

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

Subsequent to the launch of DefenCath in April 2024, we announced U.S.-based multi-year commercial supply agreements consisting of a large and several mid-sized dialysis organizations. Each provider has customized an implementation plan to provide access to patients based on a variety of clinical and other factors. We believe the currently contracted customer base represents roughly 60% of the outpatient dialysis centers in the U.S., in terms of the total addressable patient market. During the second quarter of 2025, the Company’s large dialysis organization customer commenced ordering and patient utilization at the large dialysis organization commenced in the third quarter of 2025.

Recent Developments

Acquisition of Melinta

On August 29, 2025 (the “Closing Date”), we completed the acquisition of Melinta Therapeutics, LLC, a Delaware limited liability company (“Melinta”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) with Melinta, Coriander BidCo LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), and Deerfield Private Design Fund IV, L.P., a Delaware limited partnership, solely in its capacity as representative, agent and attorney-in-fact of the Melinta equity holders.

The acquisition of Melinta expands our team and commercial platform and increases the commercial portfolio with six marketed, hospital- and clinic-focused infectious disease products, comprised of REZZAYO® (rezafungin for injection), MINOCIN® (minocycline) for Injection, VABOMERE® (meropenem and vaborbactam), KIMYRSA® (oritavancin), ORBACTIV® (oritavancin), BAXDELA® (delafloxacin), and an additional well-established cardiovascular product, TOPROL-XL® (metoprolol succinate) (together, the “Melinta Portfolio”). REZZAYO is currently approved for the treatment of candidemia and invasive candidiasis in adults, with an ongoing Phase III study for the prophylaxis of invasive fungal infections in adult patients undergoing allogeneic blood and marrow transplantation. The completion of the Phase III study for REZZAYO is expected in 2026.

The financial results of Melinta are included in our unaudited condensed consolidated financial statements from August 29, 2025 through September 30, 2025. Further information relating to the acquisition of Melinta, including the related financings transaction, is included in Note 3 to the unaudited condensed consolidated financial statement included herein.

Pursuant to the terms of the Merger Agreement, we acquired Melinta via a merger in which Merger Sub merged with and into Melinta (the “Merger”), with Melinta surviving as a wholly-owned subsidiary of the Company. In consideration for the Merger, we (i) paid to the former Melinta equity holders an aggregate of $260.0 million in cash, subject to adjustment for estimated Company Cash and estimated Working Capital as compared to the Working Capital Target (each as defined in the Merger Agreement), and (ii) issued to certain of the former Melinta equity holders an aggregate of $40.0 million worth of common shares, par value $0.001 per share, of the Company (the “Merger Shares”). In addition, in connection with the Merger, we paid $23.2 million to acquire the Toprol XL product rights, which Melinta had licensed from a third party. The total cash consideration was funded by a combination of the Company’s existing cash on hand and net proceeds from the Company’s $150.0 million Convertible Notes Offering (as described below).

Additionally, former Melinta equity holders are eligible to receive certain contingent payments pursuant to the terms of the Merger Agreement and the Contingent Payment Agreement, which provides for milestone and net sales-based payments. Upon the issuance of the U.S. Food and Drug Administration (“FDA”) marketing approval of REZZAYO (or any product that contains the active ingredient rezafungin), for the prevention or prophylaxis of invasive fungal infections in adult patients undergoing allogeneic stem cell blood and marrow transplant or the regulatory equivalent on or prior to June 30, 2029, we shall pay, in cash or common shares, par value $0.001 per share, of the Company at the Company’s election, to the former Melinta equity holders the following payments:

(i)	if the FDA-approved labeling includes candida, $20 million;

(ii)	if the FDA-approved labeling includes aspergillus, $2.5 million; and

(iii)	if the FDA-approved labeling includes pneumocystis, $2.5 million.

Further, the Contingent Payment Agreement provides that we will pay to the former Melinta equity holders tiered royalties on REZZAYO U.S. net sales and low-single-digit royalties on MINOCIN® U.S. net sales.

Registration Rights Agreement

On the Closing Date, the Company and the Consenting Melinta Members entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act, the Merger Shares, pursuant to the Contingent Payment Agreement. The Merger Shares were subject to lock-up, the final tranche of which will expire on December 27, 2025.

Convertible Notes Offering

On August 6, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors to provide for the issuance of $150.0 million aggregate principal amount of its convertible senior notes due 2030 (the “Notes”) in a private placement, exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Such offering is herein referred to as the “Convertible Notes Offering.” Upon issuance, the Notes will be eligible for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Notes were issued on August 12, 2025 (the “Notes Closing Date”).

The Notes are governed by an Indenture (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”). The Notes bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026. The Notes will mature on August 1, 2030 (the “Maturity Date”) and are senior, unsecured obligations of the Company.

Following issuance of the Notes, the Company used the net proceeds from the Convertible Notes Offering to fund a portion of the purchase price payable in connection with the Merger, including related fees and expenses.

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

Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Common Stock or a combination of cash and shares of Common Stock, at the Company’s election (provided that for so long as the Exchange Cap (as defined in the Indenture) applies, the Company may only elect Cash Settlement or Capped Combination Settlement (as such terms are defined in the Indenture)), in the manner and subject to the terms and conditions provided in the Indenture. Notwithstanding the foregoing, prior to receipt of approval from the Company’s stockholder in accordance with Nasdaq rules, the Company will not issue any shares of Common Stock under the Indenture (including any shares issued pursuant to conversions of the Notes), together with any transactions aggregated with the foregoing (including any issuance of shares) (including Merger Warrant Shares) contemplated by the Merger Agreement and any issuance of shares (including Merger Warrant Shares) pursuant to the Contingent Payment Agreement), if the issuance of such shares of Common Stock would exceed 19.99% of the aggregate number of shares of Common Stock issued and outstanding as of August 6, 2025.

The initial conversion rate for the Notes was set at the time of closing and is equal to 74.2515 shares of Common Stock per $1,000 principal amount of Notes. The initial conversion rate is subject to adjustment under certain circumstances in accordance with the Indenture. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Notes in connection with such corporate event or during the relevant redemption period, not to exceed 96.5269 shares of Common Stock per $1,000 principal amount of Notes.

Financial Operations Overview

Revenue from Product Sales

We generate product revenue from commercial sales of DefenCath to a limited number of direct customers as well as distributors, and from the Closing Date of the Merger, we generate revenue from sales of the Melinta Portfolio. Revenue from product sales is recognized when our direct customers obtain control of the product and is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns, rebates, shelf-stock adjustments and data fees. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary materially from our estimates, we will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted.

We continue to assess our estimates of variable consideration as we accumulate additional historical data and will adjust these estimates accordingly.

Contract Revenue

As a result of the Merger, we recognize revenue associated with Melinta’s license and collaboration agreements for the research and development and/or commercialization of its therapeutic products in the form of licensing fees, milestone payments, royalties on sales in our partners’ respective licensed territories, and sale of product inventory.

In addition, Melinta holds a partnership with Biomedical Advanced Research and Development Authority (“BARDA”), a government agency, to advance Baxdela and Vabomere for use in pediatrics and to partner on the development of Baxdela against certain biothreat pathogens. Research and development services under the contract are recognized as contract revenue over time, as the performance obligation is satisfied, in accordance with the BARDA agreement. Under this contract, BARDA has awarded a total of $47.5 million with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million, if all options are exercised. If all contract options are exercised, the contract is expected to continue through 2034.

Cost of Revenues

Cost of revenues include direct and indirect costs related to the manufacturing and distribution of our products, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. In addition, cost of revenues includes the amortization of intangible assets primarily associated with the fair value of the products acquired in the Melinta Portfolio that were recorded as a result of the Merger.

The marketed product values will be amortized on a straight-line basis over their estimated useful lives, on a weighted-average basis, of 6.1 years. See Note 3 in the unaudited condensed consolidated financial statements included herein).

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

Development timelines, probability of success and development costs vary widely. We are currently focused on the commercialization of our Products in the United States.

Selling and Marketing Expense

Selling and marketing, or S&M, expense includes the cost of salaries and related costs for personnel in sales and marketing including our contract sales force, brand building, advocacy, market research and consulting costs. Selling and marketing expenses are expensed as incurred.

General and Administrative Expense

General and administrative, or G&A, expenses consist principally of salaries and related costs for personnel in executive, finance and administrative functions including payroll taxes and health insurance, stock-based compensation and travel expenses. Other general and administrative expenses include merger-related costs, facility-related costs, insurance and professional fees for legal, patent review, consulting, and accounting services. General and administrative expenses are expensed as incurred.

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

Other Income

Other income primarily represents the gain on our marketable equity securities.

Change in contingent consideration.

Change in contingent consideration represents the change in fair market value of the contingent consideration liabilities in connection with the business combination.

Interest Expense

Interest expense consists of interest incurred primarily on the Notes.

Tax Expense / Benefit

The provision for income taxes during interim reporting periods is computed by applying an estimated annual effective tax rate to year-to-date income, adjusted for discrete items occurring within the quarter. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following is a tabular presentation of our unaudited consolidated operating results for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		% Increase	For the Nine Months Ended September 30,		% Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Revenue	$101,546	$11,456	786%	$180,365	$12,262	1,371%
Contract Revenue	2,729	-	100%	2,729	-	100%
Total Revenue	104,275	11,456	810%	183,094	12,262	1,393%
Cost of sales	(7,565)	(634)	1,092%	(10,922)	(1,911)	471%
Intangible Amortization	(3,629)	(52)	6,885%	(3,732)	(104)	3,492%
Gross profit (loss)	93,081	10,770	764%	168,440	10,247	1,544%
Operating Expenses:
Research and development	(5,098)	(727)	601%	(10,733)	(2,216)	384%
Selling and marketing	(11,186)	(6,749)	66%	(22,044)	(20,473)	8%
General and administrative	(25,451)	(6,581)	287%	(44,648)	(22,850)	95%
Total operating expenses	(41,735)	(14,057)	197%	(77,425)	(45,539)	70%
Income (loss) from operations	51,346	(3,287)	(1,662)%	91,015	(35,292)	(358)%
Interest income	1,560	553	182%	2,956	2,068	43%
Foreign exchange transaction loss	(73)	(33)	118%	(127)	(39)	228%
Other Income	3,091	-	100%	3,091	500	518%
Change in contingent consideration	(2,400)	-	(100)%	(2,400)	-	(100)%
Interest expense	(948)	(10)	9,376%	(965)	(26)	3,555%
Total other income	1,230	510	141%	2,555	2,503	2%
Income (loss) before income taxes	52,576	(2,777)	(1,993)%	93,570	(32,789)	(385)%
Tax (expense) benefit	55,987	-	100%	55,465	1,395	(3,876)%
Net income (loss)	108,563	(2,777)	(4,009)%	149,035	(31,394)	(575)%
Other comprehensive (loss) income	8	4	105%	(3)	(5)	(40)%
Comprehensive income (loss)	$108,571	$(2,773)	(4,015)%	$149,032	$(31,399)	(575)%

Revenue. Total Revenue for the three months ended September 30, 2025 was $104.3 million as compared to $11.5 million for the same period in 2024, an increase of $92.8 million, or 810%. Revenue for the nine months ended September 30, 2025 was $183.1 million as compared to $12.3 million for the same period in 2024, an increase of $170.8 million, or 1,393%.

For the three and nine months ended September 30, 2025, Product Sales were $101.6 million and $180.4 million, respectively. Product Sales during the periods consist primarily of sales of DefenCath, which was approved by the FDA in November 2023 and launched in the U.S in April 2024 (inpatient setting) and July 2024 (outpatient setting) and reflects the shipment of DefenCath to direct customers and specialty distributors, net of estimates for applicable variable consideration, which consists primarily of distribution service fees, prompt pay and other discounts, product returns, chargebacks, rebates and volume incentive rebates, shelf-stock adjustments and data fees.  Revenue from the Melinta Portfolio represents $12.8 million of product sales for the period post-acquisition, or from August 29, 2025 through September 30, 2025.

Contract Revenue reflects $1.4 million earned under the BARDA agreement and $1.3 million related to milestone payments and royalties under Melinta’s licensing agreements for the period from August 29, 2025 through September 30, 2025.

The following is a summary of our Total Revenue between the DefenCath sales and the contribution from the Melinta Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product Sales:
DefenCath	$88,765	$11,456	$167,584	$12,262
Melinta Portfolio	12,781	-	12,781	-
Total product sales	101,546	11,456	180,365	12,262
Contract Revenue	2,729	-	2,729	-
Total Revenue	$104,275	$11,456	$183,094	$12,262

Cost of Revenue. Cost of revenue for the three months ended September 30, 2025 was $7.6 million as compared to $0.6 million for the same period in 2024, an increase of $6.8 million, or 1,092%. Cost of revenue for the nine months ended September 30, 2025 was $10.9 million as compared to $1.9 million for the same period in 2024, an increase of $9.0 million, or 471%. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath and Melinta Portfolio, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. Product costs during the three and nine month periods ended September 30, 2024 were minimal. The increase from 2024 to 2025 is primarily driven by higher product sales.

Intangible Asset Amortization. Amortization of intangible assets was $3.6 million and $3.7 million for the three and nine months ended September 30, 2025. This was primarily due to the intangible assets acquired as part of the merger.

Research and Development Expense. R&D expense for the three months ended September 30, 2025 was $5.1 million, an increase of $4.4 million, or 601%, from $0.7 million for the same period in 2024. R&D expense for the nine months ended September 30, 2025 was $10.7 million, an increase of $8.5 million, or 384%, from $2.2 million for the same period in 2024. These increases were due primarily to the increases in personnel and clinical trial services in support of the ongoing clinical studies initiated in the fourth quarter of 2024 as well as severance costs and the incremental cost of Melinta’s operations from August 29, 2025 through September 30, 2025.

Selling and Marketing Expense. S&M expense was $11.2 million for the three months ended September 30, 2025, an increase of $4.5 million, or 66%, from $6.7 million for the same period in 2024. S&M expense was $22.0 million for the nine months ended September 30, 2025, an increase of $1.5 million, or 8%, from $20.5 million for the same period in 2024. These increases were primarily due to severance costs and the incremental cost of Melinta’s operations from August 29, 2025 through September 30, 2025, offset by additional marketing costs related to the pre-launch and launch of DefenCath in 2024.

General and Administrative Expense. G&A expense for the three ended September 30, 2025 was $25.5 million, an increase of $18.9 million, or 287%, from $6.6 million for the same period in 2024. G&A expense for the nine months ended September 30, 2025 was $44.6 million, an increase of $21.7 million, or 95%, from $22.9 million for the same period in 2024. These increases were primarily driven by the Merger-related transaction costs, severance costs and the incremental cost of Melinta’s operations from August 29, 2025 through September 30, 2025, non-cash charges for stock-based compensation and an increase in costs related to business development.

Interest Income. Interest income was $1.6 million for the three months ended September 30, 2025 compared to $0.6 million for the same period last year, an increase of $1.0 million, or 182%, primarily driven by higher average cash balances. Interest income was $3.0 million for the nine months ended September 30, 2025 compared to $2.1 million for the same period last year, an increase of $0.9 million, or 43%, driven by higher average cash balances.

Foreign Exchange Transaction Income (Loss). Foreign exchange transaction income (loss) for the three and nine months ended September 30, 2025 and 2024 were due to the re-measuring of transactions denominated in a currency other than our functional currency. Balances and changes were immaterial for all periods presented.

Other Income. Other income represents the change in fair value for its marketable equity securities in Talphera, a publicly-traded biotechnology company, from the date that the stock was acquired to September 30, 2025. Fair value is determined based on the closing stock price of Talphera on the balance sheet date. For the three and nine months ended September 30, 2025, we recognized other income of $3.1 million related to the increase in fair value of the Talphera stock.

Change in contingent consideration. Contingent consideration in connection with business combinations are measured at fair value at the acquisition date and classified as liabilities. Contingent consideration liabilities are subsequently remeasured to fair value at each reporting date using a probability-weighted discounted cash flow model or Monte Carlo simulation based on significant inputs. Changes in fair value are recognized in change in contingent consideration within other expenses. For the three and nine months ended September 30, 2025, we recognized change in contingent consideration of $2.4 million related to the increase in fair value of the Contingent consideration liabilities.

Interest Expense. Interest expense was $0.9 million for the three months ended September 30, 2025 compared to $0.0 million for the same period last year, an increase of $0.9 million. Interest expense was $1.0 million for the nine months ended September 30, 2025 compared to $0.0 million for the same period last year, an increase of $1.0 million. These increases were primarily driven by the interest expense and accretion related to the Notes.

Tax (Expense) Benefit. In the quarter ended September 30, 2025, we released approximately $280 million of valuation allowance previously recorded against our U.S. federal net operating loss (“NOL”) carryforwards NOLs, recognizing an income tax benefit of $59.7 million. We recorded this benefit because we concluded that it is more-likely-than-not that we will realize the benefit of certain NOLs within the applicable carryforward periods prescribed by the IRS. This was partially offset by $3.7 million tax provision for the quarter. (For further details, see Note 13 to the unaudited condensed consolidated financial statements included herein.)

In addition to the income tax benefit, the Company recorded an income tax expense of $0.5 million for the three and nine months ended September 30, 2025, primarily related to state jurisdictions. For the nine months ended September 30, 2024, the company recorded a tax benefit of $1.4 million due to the sale of its unused NJ State net operating losses for fiscal year 2023.

Other Comprehensive (Loss) Income. Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive (loss) income. Other comprehensive income (loss) is considered immaterial for all periods presented.

Liquidity and Capital Resources

Sources of Liquidity

We achieved profitability for the three and nine months ended September 30, 2025, driven primarily by product sales of DefenCath. In addition, during the nine months ended September 30, 2025, we received net proceeds of $6.8 million from the issuance of 620,444 shares of common stock under our at-the-market-issuance sales agreement, or ATM program, and we raised net proceeds of $144.4 million from the Convertible Notes Offering in August 2025 and $82.4 million from the Follow-On Offering in June 2025. We may continue to utilize external sources of cash to further fund operations.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $80.6 million as compared to net cash used in operating activities of $45.0 million for the same period in 2024. Net cash provided by operating activities was primarily attributable to the net income of $149.0 million for the nine months ended September 30, 2025 compared to a net loss of $31.4 million in the comparison period in 2024.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $311.7 million as compared to $21.5 million of net cash provided by investing activities for the same period in 2024. The net cash used during the nine months ended September 30, 2025, was mainly driven by the acquisition of Melinta.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $239.9 million was attributable to the Convertible Notes Offering in August 2025, the Follow-On Offering in June 2025, and from our ATM program. Net cash provided by financing activities for the nine months ended September 30, 2024 was $15.0 million attributable to the net proceeds received from the sale of our common stock in our ATM program and stock option exercises.

Funding Requirements and Liquidity

Our total cash, cash equivalents and short-term investments as of September 30, 2025, was $55.7 million, excluding restricted cash of $1.0 million, compared with $51.7 million as of December 31, 2024, excluding restricted cash of $0.1 million. As of September 30, 2025, $23.2 million of the Company’s common stock remains available for potential sale under the ATM program. Additionally, we have $15.0 million of remaining capacity available under our 2024 Shelf Registration Statement for the issuance of Company securities, after taking effect of the $85.0 million public offering that closed on June 30, 2025.

We expect to continue to fund operations from cash collections of accounts receivable, our cash on hand, cash equivalents and short-term investments, and through potential capital raising sources, which may be dilutive to existing stockholders. We may seek to sell additional equity or debt securities through one or more discrete transactions, but can provide no assurances that any such financing will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations.

Our actual cash requirements may vary materially from those now planned due to a number of factors, including any material change in commercial operations pertaining to our Products or the focus and direction of our research and development programs, any acquisition or pursuit of development of new product candidates, competitive and technical advances, the costs of commercializing any of our product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

We currently estimate that as of September 30, 2025, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of these financial statements.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020 and has a term through October 2027.

In December 2024, we entered into a three-year agreement with Syneos Health Commercial Services, LLC (“Syneos”) under which Syneos will provide a dedicated inpatient field sales force that will exclusively promote DefenCath to hospitals and health systems. The Company has paid an up-front implementation fee and is obligated to pay a fixed monthly fee.  The Company signed a termination agreement, effective October 1, 2025 whereas the related services to the Company will be completed on December 31, 2025.  As of October 1, 2025, the minimum amount committed under this agreement, net of prepayments totaled $4.6 million.

In connection with the Merger, the Company now holds operating leases for two additional offices; in December 2021, Melinta executed a lease agreement for its Corporate Headquarters at 389 Interpace Parkway, Parsippany, New Jersey, which expires in March 2030, and in January 2024, Melinta executed a sublease agreement for an office facility in Lake Forest, Illinois, which expires in September 2031. The total monthly expense associated with these leases is approximately $60,000.

In addition, Melinta had entered into finance leases for numerous vehicles that are used by certain field-based employees The lease term for each vehicle is between 48 to 60 months with an approximate monthly expense of $70,000.

In connection with the purchase of the active pharmaceutical ingredient (API) for VABOMERE, Melinta has committed to API deliveries from the CMO in the fourth quarters of 2025 and 2026 with a total cost of €6.5 million, subject to inflation adjustments.

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

●	Litigation contingencies are assessed and judgments are made to determine if an unfavorable outcome is considered probable or reasonably possible, and when considered reasonably possible but not probable, the contingency is disclosed along with an estimate of the possible loss or range of loss. If a liability is possible or probable, but no reasonable estimation of loss can be made, we will disclose the nature of the contingency and state that such an estimate cannot be made. Such estimates and judgements are based on information obtained through the discovery process, court filings and follow on filings by the plaintiffs as well as the stage of litigation.

●	We account for product revenue from the sale of our Products in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) which entails our estimates and judgments primarily in determining the transaction price and more specifically as it relates to variable consideration associated with the contracts. Our customers are located in the United States and consist primarily of outpatient service providers and to a lesser extent specialty wholesale distributors. Variable consideration pertaining to an allowance for product returns of short-dated or expired product requires estimation as our customers may have differing utilization, storage and distribution methods and we do not yet have significant historical trends. The Company’s product accrual takes into consideration estimates of product held by its customers, the distribution channel, the shelf life of the product held by customers, as well as when the product is eligible for return based on our returns good policy. We have established the estimate for returns based on specific customer circumstances, industry best practices and management experiences which will continuously be refined as new information is received. At September 30, 2025, we had $16.0 million in accrued returns allowance, including the balance recorded for the Melinta Portfolio.

Variable consideration pertaining to accrued Medicaid rebates requires estimation as our customers may have differing utilizations rates of Medicaid coverage, different utilization within States which may be in either the primary or secondary positions, together with as well as general fluctuations in patient populations over time. Based on the relatively short time since product launch and the inherent lag time in State Medicaid processing, the utilization information the Company has received is limited and, as such, there is a lack of significant historical trends for Medicaid utilization. The Company’s accrual does take into consideration its customers’ recent actual Medicaid utilization rates as well as anticipated Medicaid utilization rates. At September 30, 2025, the Company had $7.5 million in accrued Medicaid rebates, including the balance recorded for the Melinta Portfolio.

During the nine months ended September 30, 2025, a change in estimate was recorded for variable consideration pertaining to Medicaid and commercial rebates. During the three months ended June 30, 2025, new information was obtained by the Company surrounding Medicaid utilization rates for certain states that reimburse service providers using DefenCath. The resulting change in accounting estimate negatively impacted net sales, income from continuing operations and net income for the nine months ended September 30, 2025. The resulting change in estimate negatively impacts year to date revenue, continuing operations and net income in the amount of $1,695,000. Basic and diluted earnings per share were negatively impacted by $0.03 and $0.02 per share, respectively. This would have caused earnings per share and diluted earnings per share to be $2.15 and $1.99, respectively. Excluding the impact of the change in accounting estimate, net income would have been $150.7 million.

●	As of September 30, 2025, the Company had achieved cumulative pre-tax income over the most recent three-year period, and therefore, in accordance with ASC 740, Income Taxes, management evaluated both positive and negative evidence in assessing the realizability of its deferred tax assets. In addition to the historical earnings, the Company considered factors such as the sustainability of current revenue sources, excluding potential future revenue from additional indications of our Products currently under development, and future net income projections. Based on this evidence, the Company concluded that is more-likely-than-not (as defined in ASC 740-10-30-5(e)) that it will realize the benefit of certain deferred tax assets, related primarily to utilization of its U.S. federal NOL carryforwards, within the applicable carryforward periods provided under Internal Revenue Code (“IRC”) Section 172.

As a result of this conclusion, the Company released approximately $280.0 million of valuation allowance previously recorded against its deferred tax assets, recognizing an income tax benefit of $59.7 million in the three and nine months ended September 30, 2025. The release of valuation allowance was mainly attributed to the expected utilization of historical CorMedix federal NOLs. The Company will continue to evaluate the realizability of its remaining deferred tax assets each reporting period and adjust the valuation allowance as appropriate based on changes in cumulative results, forecasts of future taxable income, or other objective evidence as required by ASC 740-10-35.

●	We account for acquired businesses using the acquisition method of accounting under Business Combinations (Topic 805). With respect to business combinations, we determine the purchase price, including contingent consideration, and allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.

We engage a third-party professional service provider to assist us in determining the fair values of the purchase consideration, assets acquired, and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to contingent liabilities associated with the purchase price and intangible assets, such as developed product rights and in-process research and development programs. Critical estimates that we have used in valuing these elements include, but are not limited to, future expected cash flows using valuation techniques (i.e., Monte Carlo simulation models) and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

We record the different elements of contingent consideration resulting from a business combination at their respective fair values on the acquisition date. The purchase price of Melinta included contingent consideration related to certain tiered royalty payments based on future net sales, as well as to regulatory milestones associated with the acquired products. Over time, increases in fair value from the passage of time are accreted and recorded as non-cash interest expense in the consolidated statements of operation.

Changes to contingent consideration obligations, other than the passage of time, may result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any regulatory milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we evaluate the need to remeasure the contingent consideration and, if appropriate, we revalue these obligations and record increases or decreases in their fair value in selling, general and administrative expenses within the accompanying consolidated statements of operations.

Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount we may be obligated to pay as well as the results of our consolidated results of operations in any given reporting period.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our legal proceedings, see Note 8, Commitments and Contingencies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

The success of the Merger, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with Melinta’s business, and the ability to retain certain key employees. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the Merger may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the Merger. In addition, the actual benefits of the Merger could be less than anticipated, or otherwise offset by other factors.

Additional difficulties we may encounter as part of the integration process include the following:

●	the costs of integration and compliance and the possibility that the full benefits anticipated to result from our acquisition of Melinta will not be realized;

●	the unexpected departure of key personnel;

●	any delay in the integration of management teams, strategies, operations, products, product candidates and services;

●	diversion of the attention of each company’s management as a result of our acquisition of Melinta;

●	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

●	the ability to retain key employees;

●	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

●	the challenge of integrating complex systems, technology, networks and other assets of Melinta into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including costs to integrate Melinta beyond current estimates; and

●	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

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

We currently rely heavily on third-party manufacturers based in Europe for the manufacture of our Products. In addition, excipients and components may be sourced globally by our manufacturers. Tariff policies, particularly those affecting pharmaceutical products, could increase our costs and reduce our profitability. Additionally, recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. For example, on July 28, 2025, the U.S. government announced a trade deal with the European Union (the “EU”) in which the EU will pay the U.S. a 15% tariff rate on certain products including pharmaceuticals. We are awaiting clarity from the U.S. government on the implementation of the 15% tariff.

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

Risks Related to the Development and the Commercialization of Our Products

Clinical trials required for our product lines may be expensive and time consuming and their outcome is uncertain.

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans. To meet FDA requirements, we are obligated to conduct “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product line, and often can be several years or more per trial. Delays associated with the development plans for our product lines may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

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

Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or topline data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain regulatory approval for, and commercialize, our product candidates and any future product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Bacteria might develop resistance to our products or product candidates, which would decrease the efficacy and commercial viability of that product.

Bacteria develop resistance to antibiotics over time due to the genetic mutation of the bacteria. Many current and previous antibiotics have suffered reduced efficacy over time due to the development of resistance to such drugs. It is probable that, over time, bacteria will also develop resistance to our products and our drug candidates. If resistance were to develop rapidly to our products or our drug candidates, this would reduce the commercial potential for our business.

If our current or future product candidate marketing practices are found to have improperly promoted off-label uses, or if physicians prescribe or use our current or future product candidates off-label, we may become subject to prohibitions on the sale or marketing of our current or future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA, United States Department of Justice (the “DOJ”), and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products following approval. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling and Summary of Product Characteristics. However, physicians can prescribe our current or future products to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgement. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities, incur penalties, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities, including comparable foreign authorities, have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, the DOJ, or other governmental authorities, or comparable foreign regulatory authorities, to have engaged in the promotion of our current or future product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Our BARDA development contract requires ongoing funding decisions by the U.S. Government. Any reduction or discontinuation of funding of this contract could cause our business, financial condition, operating results and cash flows to suffer materially.

In July 2023, Melinta signed a development contract with Biomedical Advanced Research and Development Authority (“BARDA”) to advance two antibiotics currently FDA-approved for adults, BAXDELA® (delafloxacin) and VABOMERE® (meropenem and vaborbactam), for use in pediatrics. With this BARDA funding, Melinta aims to submit four supplemental New Drug Applications (sNDAs) for these new indications. The performance period for our BARDA contract, including all optional funding, is estimated to be 12 years. Under this contract, BARDA has committed funding of $39.0 million to date, with the potential of additional funding of $105.7 million, amounting to total funding up to $144.7 million if all options are exercised.

The primary source of funds for these development programs is provided by the U.S. government and is subject to Congressional appropriations, which are generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to a number of uncertainties, including political considerations, changes in priorities due to global pandemics, the results of elections and stringent budgetary constraints. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the federal government otherwise declines to exercise its options under this contract or our other existing contracts, there could be a material adverse impact to our results of operations, financial condition, and our business.

Risks Related to Dependence on Third Parties

We depend on third-party suppliers and contract manufacturers for the supply and manufacture of our product lines, as well as our APIs, which subjects us to potential cost increases and manufacturing delays that are not within our control.

We do not manufacture our product lines or any of their raw materials or components ourselves, and we rely on third parties for our drug supplies both for clinical trials and for commercial quantities. All of our manufacturing processes currently are, and we expect them to continue to be, outsourced to third parties, some of which are single-source suppliers. We have made the strategic decision not to manufacture APIs for our product lines, as these can be more economically supplied by third parties with particular expertise in this area. We have engaged contract facilities that are registered with the FDA, have a track record of large-scale API manufacture, and have already invested in capital and equipment.

We have no direct control over the manufacturing of our product lines. If the contract manufacturers are unable to produce sufficient quantities of our product lines, as a result of a lack of available materials, supply chain delays or otherwise, then we would need to identify and contract with additional or replacement third-party manufacturers. Additionally, if the manufacturers are not able to quickly scale production to align with rapid changes in demand, our results of operations may be negatively impacted. If we are unable to identify suitable additional or replacement third-party manufacturers, or are only able to do so on unfavorable terms, our ability to commercialize our product lines and our future profitability would be adversely affected. Our reliance on foreign suppliers poses risks due to possible shipping delays, import restrictions and foreign regulatory regimes.

We are subject to the risks associated with technology transfers, which are often required when moving manufacturing processes to new facilities or contract manufacturers. These include the potential for delays, loss of process knowledge, difficulties in replicating processes at a new site, and challenges in meeting regulatory requirements, all of which could disrupt supply or impact product quality.

In addition, we have no direct control over manufacturing costs of our product lines. If the cost of manufacturing increases, or if the cost of the materials used increases, these costs will be passed on to us, making the cost of clinical trials and commercializing our product lines more expensive. Increases in manufacturing costs could adversely affect our future profitability if we are unable to pass all of the increased costs along to our customers.

Our continuing reliance on third parties for manufacturing entails a number of additional risks, including reliance on third parties for legal and regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by such third parties, and the possible termination or nonrenewal of the agreement by such third parties at a time that is costly or inconvenient for the Company. Further, we, along with our contract manufacturers, are required to comply with FDA requirements for cGMPs, related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may fail to comply with the applicable FDA regulatory requirements, which could result in delays to our product development programs, result in adverse regulatory actions against them or us, and prevent us from ultimately receiving product marketing approval. They also generally must pass an FDA preapproval inspection for conformity with cGMPs before we can obtain approval to manufacture our product lines and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. Not complying with FDA requirements could result in a product recall or prevent commercialization of our product lines and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal enforcement action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter. Similarly, we, along with our contract manufacturers, are required to comply with all applicable healthcare laws and regulations, such as, without limitation, the federal Anti-Kickback Statute, the civil False Claims Act, and civil monetary penalty laws, as well as similar state laws. Violation of any such laws by a contract manufacturer could materially impact our operations.

The timing of the milestone and royalty payments we are required to make to third parties is uncertain and could adversely affect our cash flows and results of operations.

We are party to various agreements pursuant to which we are obligated to make milestone payments or pay royalties in connection with the development and commercialization of our product candidates or sales of our marketed products. The timing of our achievement of these milestones and the corresponding milestone payments, or the amount of our royalty payments, is subject to factors which are difficult to predict and of which many are beyond our control. We may become obligated to make a milestone or other payment at a time when we do not have sufficient funds to make such payment, or at a time that would otherwise require us to use funds needed to continue to operate our business, which could delay our clinical trials, curtail our operations, necessitate a scaling back of our sales and marketing efforts or cause us to seek funds to meet these obligations on terms unfavorable to us. If we are unable to make any payment when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by certain of these agreements, the other party may have the right to terminate the agreement and all of our rights to develop and commercialize product candidates using the applicable technology.

Risks Related to Our Intellectual Property

Our business, financial condition, and results of operations could be materially and adversely affected by an adverse outcome in the ongoing Minocin (minocycline) for Injection patent litigation.

Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (“ANDA”), the application process typically used by manufacturers seeking approval of a generic drug. ANDA litigation and related settlement and license agreements, in some cases, may result in a loss of exclusivity for our patents prior to their expiration. The entry of generic versions of our products may lead to market share and price erosion.

Melinta, is currently party to patent litigation for Minocin (minocycline) for Injection against Nexus Pharmaceuticals in which an adverse outcome could allow generic entry, which could materially harm our business, results of operations and stock price. The U.S. District Court for the Northern District of Illinois has entered an injunction enjoining the FDA from approving Nexus Pharmaceuticals’ ANDA based on infringement of our Method of Treatment patents, which the court held were valid and enforceable. Nexus has appealed to the U.S. Court of Appeals for the Federal Circuit. As of the date of this filing, the appeal remains pending and the timing of the Federal Circuit’s decision is uncertain. If the injunction is vacated, modified, or otherwise lifted on appeal or in subsequent proceedings, the FDA could approve the ANDA, which could permit a generic minocycline for injection product to enter the market. Introduction of a generic minocycline for injection product, or a generic of any of our commercialized products, could result in increased competition, decreased sales and could have a material adverse impact on our revenue and results of operations.

Our ability to pursue the development and commercialization of certain of our products depends upon the continuation of certain licenses and actions taken by our license partners.

We rely on certain licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products.

REZZAYO. Pursuant to a license agreement with Cidara Therapeutics, Inc. in July 2022 (who in 2024 sold all of its rights in REZZAYO to Napp Pharmaceutical Group Limited (“Napp”), a member of Mundipharma’ independent associated companies) provides us with an exclusive license to develop and sell REZZAYO in the United States. Under the terms of the agreement, we obtained an exclusive license to certain patents, patent applications and proprietary information covering the composition of matter to REZZAYO, its manufacturing process, pharmaceutical compositions containing REZZAYO, methods of using REZZAYO, and other proprietary information. Our license agreement further grants us nonexclusive rights to manufacture REZZAYO anywhere in the world. We are required to make payments to Napp upon reaching specified regulatory and sales milestones. In addition, we are obligated to pay royalties based on net sales of products containing REZZAYO or the other compounds in a valid patent licensed under the license agreement. The royalty rate due to Napp on sales increases as annual sales of these products increase. We are obligated to use commercially reasonable efforts to maintain regulatory approval for REZZAYO in the United States and to commercialize REZZAYO in the United States within the timeframes required by the license agreement. If we do not use commercially reasonable efforts to achieve the development and commercialization milestones for REZZAYO within the timeframes, or if we are unable to make any of the required payments, Napp may terminate the license agreement if not cured within 60 days (or 30 days with respect to any payment breach). If our license agreement is terminated, we would lose our rights to develop and commercialize REZZAYO. Loss of our license agreement would materially and adversely affect our business, results of operations and future prospects.

In addition, disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe on or misappropriate the intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under the license agreement;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the payment of royalty fees, milestones or other costs under the license agreements; and

●	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

Licenses or similar arrangements involving our research programs or any product candidates currently pose, and will continue to pose, numerous risks to us, such as our third party partners (i) have significant discretion in determining the efforts and resources that they will apply to these arrangements; (ii) may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing; and (iii) may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in such third party’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligation under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 10, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company's stockholders approved an amendment (the “Plan Amendment”) to the Amended and Restated CorMedix Inc. 2019 Omnibus Stock Incentive Plan (the “2022 Plan”) to increase the number shares of common stock of the Company available for issuance under the 2022 Plan, from 8,160,000 shares to 12,472,000 shares. The Plan Amendment was previously approved by the Board of Directors of the Company, subject to stockholder approval.

The Plan Amendment became effective immediately upon stockholder approval at the Special Meeting. A more complete summary of the terms of the Plan Amendment is set forth in “Proposal No. 2 – Approval of the Incentive Plan Amendment Proposal” in the Company's definitive proxy statement filed with the Securities and Exchange Commission on October 24, 2025 (the “Proxy Statement”), which description and text are incorporated herein by reference.

The above description of the Plan Amendment does not purport to be complete and is qualified in its entirety by the full text of the Plan Amendment, set forth in Exhibit 10.5 and incorporated herein by reference.

Submission of Matters to a Vote of Security Holders.

The Company’s stockholders voted on the following proposals at the Special Meeting, casting their votes as described below.

Proposal No. 1 – Approval of the Exchange Cap Removal Proposal. Proposal No. 1 was to approve, for the purposes of Nasdaq Rule 5635(a), the Exchange Cap Removal to permit the Company to issue shares pursuant to the Indenture, Merger Agreement and Contingent Payment Agreement, each as defined in the Proxy Statement, in excess of 19.99% of the aggregate number of shares of common stock par value $0.001 per shares of the Company issued and outstanding as of August 6, 2025. The proposal was approved. The results of the vote taken were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
38,408,820	6,904,946	489,422	0

Proposal No. 2 – Approval of the Incentive Plan Amendment Proposal. Proposal No. 2 was to approve an amendment to the Amended and Restated 2019 Omnibus Stock Incentive Plan to increase the number of shares authorized for issuance thereunder. The proposal was approved. The results of the vote taken were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
33,409,717	11,791,999	601,472	0

Proposal No. 3 – Approval of the Ratification of the COD Amendments Proposal. Proposal No. 3 was to ratify each of the Company’s Amendment to Series E Preferred Stock Certificate of Designation filed on January 8, 2014, Series E Preferred Stock Amended and Restated Certificate of Designation filed on September 15, 2014, Series E Preferred Stock Amended and Restated Certificate of Designation filed on September 5, 2019, Series E Preferred Stock Amended and Restated Certificate of Designation filed on August 6, 2025 and Series C-3 Preferred Stock Amended and Restated Certificate of Designation filed on September 15, 2014 . The proposal was not approved. The results of the vote taken were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
36,900,452	7,611,601	1,005,541	0

Proposal No. 4 – Approval of the Certificate of Incorporation Amendment Proposal. Proposal No. 4 was to approve an amendment to the Company’s Certificate of Incorporation to allow the holders of our preferred stock to vote on any amendment to the Company’s Certificate of Incorporation (including any Certificate of Designations) that relates solely to terms of one or more outstanding series of preferred stock without further approval from the Company’s holders of common stock, subject to applicable law. The proposal was not approved. The results of the vote taken were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
33,975,050	10,822,707	1,005,431	0

(c)

Rule 10b5-1 Trading Arrangement

On August 19, 2025, Alan W. Dunton, M.D., a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of 112,500 shares of the Company’s common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The shares may be sold pursuant to the plan until December 31, 2026, or earlier if all sales under the plan were completed.

On August 25, 2025, Janet Dillione, a member of the Company’s board of directors, entered into a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of 185,000 shares of the Company’s common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The shares may be sold pursuant to the plan until December 31, 2026, or earlier if all sales under the plan were completed.

Item 6. Exhibits.

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
2.1**	Agreement and Plan of Merger, dated as of August 7, 2025, by and among CorMedix Inc., Melinta Therapeutics, LLC, Coriander BidCo, LLC and Deerfield Private Design Fund IV, L.P., solely in its capacity as representative, agent and attorney-in-fact of the Company Members (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on August 7, 2025).
3.1	Third Amended and Restated Certificate of Designation of the Series E Convertible Preferred Stock of CorMedix Inc., dated August 6, 2025 (incorporated by reference to Exhibit 3.1 to the Quarterly Report filed on Form 10-Q by the Company on August 7, 2025).
4.1	Indenture, dated as of August 12, 2025, by and between CorMedix Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on August 12, 2025).
4.2	Form of 4.00% Convertible Senior Notes due 2030 of CorMedix Inc. (included in Exhibit 4.1).
10.1**	Contingent Payment Agreement, dated August 29, 2025, by and among Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., CorMedix Inc., a Delaware corporation, Melinta Therapeutics, LLC, and Deerfield Private Design Fund IV, L.P., a Delaware limited partnership, solely in its capacity as representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 2, 2025).
10.2	Registration Rights Agreement, dated August 29, 2025, by and among CorMedix Inc., Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P. and each other Holder (as defined in the Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 2, 2025).
10.3†	Employment Agreement by and between CorMedix, Inc. and Susan Blum, dated August 28, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 2, 2025).
10.4†	Employment Agreement by and between CorMedix, Inc. and Elizabeth Hurlburt, dated August 29, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 2, 2025).
10.5*	Amendment No. 2 to the Amended and Restated CorMedix Inc. 2019 Omnibus Stock Incentive Plan.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

Date: November 12, 2025	By:	/s/ Joseph Todisco
		Name:	Joseph Todisco
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Susan Blum
		Name:	Susan Blum
		Title:	Chief Financial Officer
(Principal Financial Officer)