Form 10-K
period 2025-12-31
CorMedix Inc.
filed 2026-03-05
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number: 001-34673

CORMEDIX INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

389 Interpace Pkwy, Suite 450 Parsippany, NJ	07054
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 517-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 Par Value	CRMD	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $909.7 million.

The number of outstanding shares of the registrant’s common stock was 79,050,395 as of March 2, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

CORMEDIX INC.

2025 Form 10-K Annual Report

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All statements, other than statements of historical facts, regarding management’s expectations, beliefs, goals, plans or CorMedix’s prospects should be considered forward-looking statements. Readers are cautioned that actual results may differ materially from projections or estimates due to a variety of important factors, and readers are directed to the Risk Factors identified in the Risk Factor Summary and section titled “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in CorMedix’s other filings with the Securities and Exchange Commission (the “SEC”) copies of which are available free of charge at the SEC’s website at www.sec.gov or upon request from CorMedix. CorMedix may not actually achieve the goals or plans described in its forward-looking statements, and such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Investors should not place undue reliance on these statements. CorMedix assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

ii

PART I

Item 1. Business

Overview

CorMedix Inc. (collectively, with our wholly owned subsidiaries, referred to herein as “we,” “us,” “our” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for life-threatening diseases and conditions. Our primary focus has been commercializing DefenCath® (taurolidine and heparin), in the U.S., which we launched in 2024 in the hemodialysis setting. The name DefenCath is the U.S. proprietary name approved by the U.S. Food and Drug Administration (“FDA”).

On August 29, 2025, the Company acquired Melinta Therapeutics, LLC, a Delaware limited liability company (“Melinta”), which expanded the Company’s team, commercial platform and increased the commercial portfolio with six marketed, hospital- and clinic-focused infectious disease products, comprised of REZZAYO® (rezafungin for injection), MINOCIN® (minocycline) for Injection (“MINOCIN IV”), VABOMERE® (meropenem and vaborbactam), KIMYRSA® (oritavancin), ORBACTIV® (oritavancin), and BAXDELA® (delafloxacin), as well as an additional well-established cardiovascular product, TOPROL-XL® (metoprolol succinate) (together, the “Melinta Portfolio,” and, together with DefenCath, “our Products”). The Melinta Portfolio supports a multi-channel strategy of delivering anti-infectives for serious gram-positive, gram-negative and fungal infections within hospitals and the hospital ecosystem, including emergency departments, outpatient clinics and home infusion care, and provides synergy opportunities to drive growth for DefenCath.

Business Strategy

Our corporate strategy is focused on increasing stockholder value by maximizing the value of our current portfolio, with promotional efforts focused on DefenCath, REZZAYO, MINOCIN IV and VABOMERE. In addition, we seek to create additional value through the pursuit of expanded indications for both DefenCath, for the reduction of central line associated bloodstream infection (“CLABSI”) in adult patients receiving total parental nutrition (“TPN”), and REZZAYO in the prophylaxis of invasive fungal infections in adult patients that are immune compromised. We also engage in the pursuit of business development opportunities that could be highly synergistic with our existing or future sales infrastructure deployment.

Promoted Commercial Products

DefenCath

On November 15, 2023, we announced that the FDA approved the new drug application (“NDA”) for DefenCath, an antimicrobial catheter lock solution (“CLS”) (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) indicated to reduce the incidence of catheter-related bloodstream infections (“CRBSI”) in adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter (“CVC”). We launched DefenCath commercially in April 2024 in the inpatient setting and July 2024 in the outpatient hemodialysis setting, and it is the largest contributor to our net sales.

Subsequent to the launch of DefenCath in April 2024, we announced U.S.-based multi-year commercial supply agreements consisting of a large and several mid-sized dialysis organizations. Each customer has customized an implementation plan to provide access to their patients based on a variety of clinical and other factors. We believe the currently contracted customer base represents roughly 60% of the outpatient dialysis centers in the U.S., in terms of the total addressable patient market.

Market Opportunity

CVCs or ‘central lines’ are an important and frequently used method for accessing the vasculature for hemodialysis (a form of dialysis where the patient’s blood is circulated through a dialysis filter), administering chemotherapy and basic fluids in cancer patients and for cancer chemotherapy, administering long term antibiotic therapy, and administering total parenteral nutrition (complete or partial dietary support via intravenous nutrients).

Bloodstream infections resulting from the use of central venous catheters known as CLABSIs and a subset of them, referred to as CRBSIs, can result in significant morbidity and increased rates of hospital admissions, readmissions, and mortality. One of the major and common risk factors for all patients requiring CVCs is the risk of acquiring a CLABSI and the clinical complications associated with them. The total annual cost for treating outpatient derived CRBSI episodes and their related complications in the U.S. is up to $2.3 billion, with approximately 80,000 CRBSI episodes and up to 28,000 deaths per year (Pronovost et al., The New England Journal of Medicine, 2006).

According to the 2025 United States Renal Disease System, reporting data from 2023, there were approximately 485,000 End-Stage-Renal-Disease (“ESRD”) patients on permanent hemodialysis in the U.S. and over 25% of these utilized a CVC for vascular access. Of the total population, approximately 108,000 hemodialysis patients were new patients diagnosed with ESRD during the year and 80% of those were receiving dialysis through a CVC. Patients are typically treated in various care settings including inpatient hospitals and outpatient dialysis clinics. Kidney failure patients can include both those affected by acute kidney injury and chronic kidney disease populations that progress into dialysis. Kidney failure patients who are admitted to the hospital have an average length of stay of approximately two weeks and additionally high 30-day readmission rates both for the same diagnosis and all-cause with the all-cause readmissions being higher.

The two primary causes of CLABSI are the external introduction of pathogens to the catheter site and the internal proliferation of pathogens within the catheter lumens. Intraluminal infections are caused by pathogens entering and proliferating within the sterile internal surfaces of the CVC and are often associated with late stages of biofilm dispersion. Biofilm build up can be the pathogenesis of both infections and thrombotic complications in central venous catheters. Prevention of CRBSI and inflammatory complications requires both removal of pathogens from the internal surface of the catheter to prevent the systemic dissemination of organisms contained within the biofilm as well as an anticoagulant to retain blood flow during dialysis that may be hindered by clot formation. Biofilm forms when bacteria adhere to surfaces in aqueous environments and begin to excrete a slimy, glue-like substance that can anchor them to various types of materials, including intravenous catheters. The presence of biofilm has many adverse effects, including the ability to release bacteria into the bloodstream. The current standard of catheter care is to instill a heparin lock solution at a concentration of 1000 u/mL into each catheter lumen immediately following treatment, to prevent clotting between dialysis treatments. However, a heparin lock solution has no antimicrobial activity and thus provides no protection from the risk of infection.

Other than DefenCath, there are no pharmacologic drug products FDA-approved in the U.S. for the prevention or reduction of CRBSIs in CVCs. We believe there is a significant need for reduction or prevention of CRBSIs in the hemodialysis patient population as well as for other patient populations utilizing central venous catheters such as total parenteral nutrition recipients.

DefenCath is a non-antibiotic, broad-spectrum antimicrobial and anticoagulant combination that is active against common microbes including antibiotic-resistant strains and also has a secondary mechanism of action that inhibits adherence of microorganisms to biological surfaces which is the first steps in biofilm formation. We believe that using DefenCath as an antimicrobial catheter-lock solution significantly reduces the incidence of life-threatening catheter-related blood stream infections, thus reducing the need for hospital admission and systemic antibiotics while prolonging catheter function. We are unaware of any drug products other than DefenCath approved by the FDA with an indication for use as a catheter lock solution.

CRBSIs, a clinically confirmed subset of the epidemiological surveillance term, CLABSI, can lead to treatment delays and increased costs to the healthcare system when they occur due to extended and often repeat hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs, as well as increased mortality. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study, and as such, we believe it addresses a significant medical need. Additionally, in December 2025, we reported data from an interim analysis of a retrospective, real-world evidence (“RWE”) study that indicates a 70% reduction in annualized number of hospitalizations secondary to CRBSI, when dialysis-patient catheters are locked with DefenCath, demonstrating a significant value proposition to patients as well as to providers and payers.

Pricing and Reimbursement

Sales of DefenCath depend, in large part, on the extent to which it will be covered by third-party payors, such as Medicare, Medicaid, and other federal and state government programs, managed care entities, commercial insurers, and other organizations, as well as the level of reimbursement such third-party payors provide for DefenCath. It is essential to obtain third-party payor coverage policies and adequate payment to continue to successfully commercialize DefenCath. We expect to continue to sell DefenCath primarily to outpatient dialysis clinics and inpatient hospitals.

Inpatient Reimbursement

For Medicare, inpatient acute-care hospitals are paid under the inpatient prospective payment system (the “IPPS”). The IPPS pays a flat rate based on the average charges across all hospitals for a specific diagnosis, regardless of whether that particular patient costs more or less. Under the IPPS, each case is categorized into a diagnosis-related group (“DRG”), which is weighted and multiplied by a standardized amount (updated each year for inflation and other factors), to yield a fixed payment for that DRG and adjusted for hospital-specific factors (e.g., wages, teaching hospitals) to cover care furnished during the inpatient stay. Additional, temporary payment is available for new medical services and technologies called New Technology Add-on Payment (“NTAP”) if certain criteria are met.

The Centers for Medicare & Medicaid Services (“CMS”) issued the IPPS 2024 proposed rule that included an NTAP per-hospital stay for DefenCath. This NTAP represents reimbursement to inpatient facilities of up to 75% of the WAC price per 3 mL vial, and an average utilization of 19.5 vials per hospital stay. The final IPPS rule was published in early August 2023 and subsequently amended as of October 1, 2024 to reflect the then current WAC of $249.99 per 3ml vial.

NTAP is granted for a period of 2-3 years after the date of FDA approval. Although NTAP is intended to identify and ensure adequate payment for qualifying new technologies, it may have a limited effect depending on the DRG assignment after the NTAP period ends. The NTAP for DefenCath will expire on November 14, 2026 (three years post-approval).

Outpatient Reimbursement

The Medicare ESRD IPPS provides bundled payment for renal dialysis services and affords a Transitional Drug Add-on Payment Adjustment (“TDAPA”), which provides temporary, additional payments for certain new drugs and biologicals. TDAPA reimbursement is calculated based on 100 percent ASP (or 100 percent of wholesale acquisition price or manufacturers’ list price, respectively, if such data is unavailable). TDAPA and post-TDAPA add-on payment adjustments for DefenCath apply for five years from July 1, 2024, (with such add-on payments applying to all ESRD IPPS payments for years three through five). The HCPCS J-code for DefenCath was published by CMS on April 2, 2024. DefenCath TDAPA began on July 1, 2024 and will transition into the post-TDAPA Add-On Payment phase on July 1, 2026. As a result of the methodology utilized by CMS, the level of reimbursement provided to institutions treating dialysis patients will significantly decline, and as a result, we anticipate there will be a corresponding reduction to the net pricing for DefenCath for the third and fourth quarters of 2026. The 2027 post-TDAPA add-on adjustment will be effective on January 1, 2027. If CMS utilizes the same methodology to calculate the 2027 post-TDAPA Add-On Adjustment, which will be effective on January 1, 2027, we estimate the value of the Add-On Adjustment will be three to five-times higher than that granted for the third and fourth quarters of 2026, which we expect would result in higher DefenCath sales prices in 2027 relative to the second half 2026. After January 1, 2027, the post-TDAPA Add-On Payment will be reassessed again and be made effective on January 1, 2028 and January 1, 2029, covering the three-year period through June 30, 2029. There can be no assurance that the level of reimbursement determined by CMS will improve. Further changes in these reimbursement rates could lead to significant fluctuations in our operating income and could have a negative impact on our revenues, earnings and cash flows.

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

Additional Indications

As a brand expansion opportunity, in the second quarter of 2025, we initiated a Phase 3, randomized, double-blind, adaptive, two-arm, clinical study assessing the safety and efficacy of DefenCath in reducing CLABSIs in adult patients receiving TPN via CVC. The study protocol stipulates a total of up to 200 subjects for a total of 12 months treatment, with the primary endpoint being efficacy of DefenCath as a CLS, when compared to heparin, in delaying time to CLABSI. We currently expect to complete the study in the first half of 2027.

Currently, there is no pharmaceutical standard of care for prevention of bloodstream infections for TPN patients utilizing a CVC and those patients are highly susceptible to CLABSI. CLABSIs occur in up to 26% of TPN patients with a CVC, and TPN is associated with a 4-fold increase in odds ratio for acquiring CLABSIs. In addition, CLABSIs are associated with an excess hospital length of stay of 2 to 3 weeks, and patients who develop a CLABSI are 35% to 40% more likely to be readmitted. We believe that the total addressable market for TPN is between $500 million and $750 million in the inpatient and home infusion settings – equating to more than 4.5 million potential infusions.

Also in 2025, we initiated our post-marketing requirement for a pediatric hemodialysis (“HD”) study. We are currently obligated by the FDA to conduct the HD study as communicated in our NDA approval letter: an open-label, two-arm (DefenCath vs. standard of care) study to assess safety and time to CRBSI in subjects from birth to less than 18 years of age with kidney failure receiving hemodialysis via a central venous catheter. Pediatric studies for an approved product conducted under the Pediatric Research Equity Act (the “PREA”) may qualify for pediatric exclusivity, which, if granted, provides an additional six months of exclusivity that attaches to the end of existing marketing exclusivity and patent periods for DefenCath. Depending on the timing of final report submission, DefenCath could potentially receive an additional 0.5 years of exclusivity associated with this pediatric study (a total marketing exclusivity period of 10.5 years). There are factors that could affect whether this exclusivity is received or the duration of exclusivity, and DefenCath may or may not ultimately be eligible for the additional 0.5 years of exclusivity associated with this pediatric study.

In 2024, we launched the Expanded Access Program (“EAP”) for DefenCath, which is designed to provide access to a broader population of adult and pediatric patients using CVCs for various serious medical conditions to protect their central line from serious infection. A key aspect of this EAP is its focus on individuals who, due to their unique clinical circumstances, are either ineligible for participation in ongoing clinical trials or do not meet the criteria outlined in the current approved FDA label for DefenCath.

We may pursue additional indications for DefenCath use as a CLS in populations with unmet medical needs that may also represent potentially significant market opportunities, and we are regularly assessing these areas. In addition, we may seek CMS reimbursement for DefenCath in other catheter indications beyond ESRD, including but not limited to through (i) relevant hospital inpatient DRGs, (ii) additional NTAP payments, or (iii) outpatient ambulatory payment classifications (“APCs”). Payment under these Medicare benefit categories is not guaranteed for these potential additional indications.

REZZAYO

We acquired distribution and marketing rights to REZZAYO in the U.S. in connection with the acquisition of Melinta in August 2025. REZZAYO is a next generation, once-weekly, IV-formulation echinocandin, which was approved in the U.S. in March 2023 in patients 18 years of age or older who have limited or no alternative options for the treatment of candidemia and invasive candidiasis. While our licensor Napp Pharmaceutical Group Limited, a member of Mundipharma independent associated companies (“Mundipharma”), currently holds the product NDA and intellectual property rights, upon the earlier of thirty-days following the receipt of the marketing approval for the prophylaxis indication or on June 30, 2028, Mundipharma shall assign and transfer to CorMedix all rights, title and interest in and to the U.S. NDA and sNDAs for REZZAYO. See Contractual Obligations, included in Managements’ Discussion and Analysis included within this Annual Report, for additional details on the arrangement with Mundipharma.

Market Opportunity

REZZAYO offers a convenient alternative to the standard of care, daily echinocandin dosing regimen, with its once-weekly dosing schedule, highly simplifying management of candidemia and invasive candidiasis. In practice, REZZAYO’s once-weekly intravenous dosing and efficacy compared to daily echinocandins make it attractive not only in inpatient settings but also in outpatient patient antimicrobial therapy (“OPAT”) where clinical stability permits transition from hospital care. Available alternatives to REZZAYO include marketed echinocandins—caspofungin, micafungin, and anidulafungin—which share a similar mechanism of action and are used in first-line therapy for candidemia and invasive candidiasis, typically require once-daily intravenous dosing. Azole antifungals (e.g., posaconazole, voriconazole, isavuconazole, fluconazole) are also used for candidemia and invasive candidiasis and may be limited by clinically significant drug-to-drug interactions, tolerability considerations in complex regimens and increasing resistance in some candida species.

Candidemia and invasive candidiasis conditions are typically encountered in acute care hospitals, intensive care units (“ICUs”), and tertiary care centers where patients are critically ill, often immunocompromised, and at high risk for life-threatening fungal infections. The decision to use REZZAYO typically is made by infectious disease specialists, hospitalists, and critical care physicians managing these severe candida infections, especially in situations where daily echinocandin therapy is burdensome or where simplifying antifungal treatment is desirable. Pharmacy and therapeutics committees are also responsible for formulary decisions in hospitals and health systems evaluating antifungal treatment options that may reduce administration frequency and resource utilization without compromising clinical outcomes.

There are an estimated 25,000 cases of candidemia and 50,000 invasive candidiasis each year in the U.S., and REZZAYO is currently indicated for the treatment of such infections. We believe that the total addressable market for the treatment indication is approximately $250 million to $350 million.

Additional Indications

REZZAYO is currently being evaluated for the prophylaxis of invasive fungal infections in adult patients undergoing allogeneic blood and marrow transplantation (“BMT”) (“ReSPECT clinical trial”). The ReSPECT clinical trial is a Phase III, multicenter, randomized, double-blind study evaluating the efficacy and safety of once-weekly REZZAYO versus a standard antimicrobial regimen (“SAR”) for the prevention of invasive fungal diseases (“IFDs”) in adults undergoing allogeneic BMT. Participants in the experimental arm receive a 400 mg loading dose of rezafungin in week one, followed by 200 mg weekly for 13 weeks, along with oral placebos matching the SAR components. The primary endpoint is fungal-free survival at day 90, with secondary objectives including incidence of IFD, discontinuation due to toxicity, and mortality adjusted for comorbidities. This Phase III study, which is being conducted by our licensor Mundipharma, completed enrollment in September 2025, and we expect to announce top-line data in the second quarter of 2026.

In BMT settings, antifungal prophylaxis remains a critical but operationally complex component of care. Current standard options, particularly azole antifungals, are effective but introduce significant drug–drug interaction risk, often affecting conditioning chemotherapy, targeted oncology agents, and post-transplant immunosuppressants. These interactions can necessitate dose reductions, regimen modifications, and intensive therapeutic drug monitoring, increasing clinical burden and the risk of suboptimal cancer treatment delivery. Additional challenges include variable oral absorption, overlapping hepatic and cardiac toxicities, and the need for daily administration, all of which complicate care during the most vulnerable phases of transplant.

REZZAYO represents a differentiated approach to antifungal prophylaxis that directly addresses these limitations. As a once-weekly intravenous echinocandin with minimal drug–drug interaction potential, REZZAYO offers a more predictable and safer option for use alongside complex oncology and transplant regimens. Its extended half-life enables convenient dosing while preserving antifungal efficacy without requiring routine dose adjustments of concomitant therapies. By reducing interaction-driven compromises, simplifying administration, and supporting consistent prophylaxis during high-risk treatment windows, REZZAYO has the potential to meaningfully improve clinical workflow and risk management in transplant care, positioning it as a compelling alternative within the evolving antifungal prophylaxis landscape.

We believe that a prophylaxis indication of REZZAYO could be a key potential growth driver to the business. We estimate that the total addressable market for antifungal prophylaxis in the U.S. is greater than $2 billion.

MINOCIN IV

MINOCIN IV is an intravenous formulation of a highly differentiated tetracycline-class antibiotic with safety, tolerability and strong placement in the Infectious Diseases Society of America (“IDSA”) guidelines. MINOCIN IV is indicated for the treatment of infections caused by susceptible Gram-positive and Gram-negative organisms, including Acinetobacter species, Staphylococcus aureus, Streptococcus species, Escherichia coli, Klebsiella pneumoniae, Haemophilus influenzae, Neisseria species, and certain atypical pathogens, and has been on the U.S. market since 2015.

Market Opportunity

MINOCIN IV addresses a defined but persistent market opportunity within the U.S. hospital anti-infectives market, particularly in the treatment of serious infections where intravenous therapy is required and alternative agents may be limited by resistance, tolerability, or route of administration. Demand for hospital-administered antibiotics remains supported by the ongoing prevalence of serious infections, including multidrug-resistant, Gram-negative organisms such as Acinetobacter baumannii. Hospitals continue to require multiple therapeutic options to manage these infections under antimicrobial stewardship protocols, particularly when oral therapy is not appropriate and susceptibility testing supports MINOCIN IV use.

Acinetobacter baumannii (“CRAB”) as an “urgent” antimicrobial resistance threat in its 2019 national Antibiotic Resistance Threats in the United States report, first listing CRAB at the highest threat level due to its limited treatment options and potential to spread resistant genes. Estimates from CDC data indicate that CRAB accounted for approximately 8,500 infections and about 700 deaths annually in the United States from 2019–2020, with resistant strains often impervious to multiple antibiotic classes and associated with difficult-to-treat hospital-acquired infections. CDC surveillance updates during 2021–2022 continued to show CRAB among key healthcare-associated resistant pathogens with infection burdens rising compared to pre-pandemic levels, reflecting ongoing clinical challenges in prevention and management. The pathogen’s resistance profile and associated mortality, combined with its designation as an urgent threat by the CDC, underscore its significance as a dangerous source of drug-resistant infection in U.S. healthcare settings.

MINOCIN IV is one of the few agents approved for treatment of Acinetobacter species. Acinetobacter infections are generally seen in the ICU, particularly in mechanically ventilated and immunocompromised patients. The IDSA Guidance on the Treatment of Antimicrobial Resistant Gram-Negative Infections lists MINOCIN IV as a recommended alternative in combination therapy for the treatment of CRAB infections when susceptibility is demonstrated, reflecting its role in multidrug regimens used to manage these difficult-to-treat infections and helping address the treatment gaps identified by the CDC.

The product’s market opportunity is driven primarily by institutional purchasing decisions, local antibiograms (hospital-specific summaries of antimicrobial susceptibility data), and infectious disease specialist prescribing patterns rather than broad empiric use. While overall antibiotic utilization in hospitals is moderated by stewardship efforts, we believe that the need for differentiated IV therapies for resistant infections, treatment-limited patients, and complex clinical scenarios supports continued demand for MINOCIN IV as part of the hospital anti-infective armamentarium.

VABOMERE

VABOMERE is an IV antibiotic that is a combination of meropenem, the leading carbapenem used in treatment of gram-negative infections, and vaborbactam, a novel beta-lactamase inhibitor that inhibits certain types of resistance mechanisms used by bacteria. VABOMERE received FDA approval in August 2017, for the treatment of patients 18 years of age and older with complicated urinary tract infections (“cUTI”), including pyelonephritis, caused by designated susceptible Enterobacteriaceae. VABOMERE was specifically developed to address gram-negative bacteria that produce beta-lactamase enzymes, particularly the Klebsiella pneumoniae carbapenemase (“KPC”) enzyme. In addition, we have a partnership with the Biomedical Advanced Research and Development Authority (“BARDA”) to advance VABOMERE for use in pediatrics (see “Biomedical Advanced Research and Development Authority Contract” section below for further details).

Market Opportunity

The market opportunity for VABOMERE is driven by the growing global prevalence of serious Gram-negative infections, particularly those caused by carbapenem-resistant Enterobacterales (“CRE”), including infections mediated by Klebsiella pneumoniae carbapenemase (“KPC”)–producing organisms. KPC-producing CRE are classified by the CDC to be an urgent antimicrobial resistance threat as they represent a significant and persistent subset of carbapenem resistance in the United States and are associated with high morbidity, mortality, prolonged hospital stays, and increased healthcare costs. Hospitalized patients, including those in intensive care units or with significant comorbidities, are at heightened risk for these infections and have limited treatment options, underscoring the ongoing need for effective, targeted antibacterial therapies.

VABOMERE was designed to address this unmet medical need by combining a carbapenem antibiotic with a beta-lactamase inhibitor active against KPC enzymes, which are among the most prevalent carbapenemase enzymes in the United States. The market opportunity for VABOMERE is supported by continued clinical demand for resistance-directed therapies for KPC-producing CRE, increasing use of rapid diagnostic testing to identify specific carbapenemase enzymes, and antimicrobial stewardship practices that prioritize agents with activity against defined resistance pathways. While the antibacterial market is highly competitive and subject to pricing pressure, hospital formulary adoption and use in appropriate patient populations provide an opportunity for VABOMERE to address a defined segment of serious Gram-negative infections where limited therapeutic alternatives exist. Additionally, VABOMERE is included in the IDSA guidelines as one of the recommended options for the treatment of CRE when the isolate is susceptible and particularly when KPC–producing organisms are involved.

Purchasing decisions for VABOMERE are typically made by hospital pharmacy and therapeutics committees and are affected by factors such as clinical efficacy and safety data, labeled indications, resistance patterns within the institution, availability of alternative therapies, pricing, and reimbursement.

Other Commercial Products

While not directly marketed by our sales team, the following brands have limited and targeted promotional activities, including certain market access and contracting support:

ORBACTIV and KIMYRSA

ORBACTIV and KIMYRSA (the “ORI Franchise”) are long-acting IV antibiotics indicated for the treatment of adult patients with acute bacterial skin and skin structure infections (“ABSSSI”) caused by susceptible Gram-positive pathogens, including MRSA, with no dose adjustment for mild/moderate renal or hepatic impairment or for age, weight, gender, or race. ORBACTIV and KIMYRSA obtained U.S. marketing approval in August 2014 and March 2021, respectively.

Treatment decision-making in ABSSSI is increasingly shaped by site-of-care optimization: avoiding potentially preventable hospital admissions, shortening length of stay, and reducing the operational burden of multi-day IV regimens and OPAT logistics. ORBACTIV and KIMYRSA address these dynamics by delivering a complete course of therapy in a single dose administration, supporting use across multiple settings (e.g., emergency departments, outpatient infusion centers, hospital outpatient departments) where a single-visit approach can improve adherence and reduce the need for extended IV access such as placement of a peripherally inserted central catheter (“PICC”). Within the ORI Franchise, KIMYRSA provides a 1-hour infusion option, while ORBACTIV is administered over 3 hours, enabling clinicians and health systems to select an approach aligned to workflow and capacity constraints, while maintaining single-dose therapy for eligible patients. In contrast to the current standard of care (6 to 10 days of IV therapy), which generally requires a PICC line or hospital stay, single-dose ABSSSI therapy with the ORI Franchise alternatives increases patient convenience, ensures patient adherence with a single dose, and allows for treatment in alternative, lower cost care settings.

In addition, oritavancin, the active ingredient in ORBACTIV and KIMYRSA, is a semisynthetic lipoglycopeptide antibiotic with a distinctive triple mechanism of action against susceptible Gram-positive pathogens. Specifically, oritavancin (i) inhibits transglycosylation (polymerization of peptidoglycan chains), (ii) inhibits transpeptidation (cross-linking of peptidoglycan), and (iii) disrupts bacterial cell membrane integrity, leading to rapid, concentration-dependent bactericidal activity. This multi-targeted activity differentiates oritavancin from agents that act through a single pathway and contributes to its potency against key Gram-positive pathogens, including MRSA, as well as activity against certain organisms with reduced susceptibility to other glycopeptides

BAXDELA

BAXDELA is a novel fluoroquinolone that is approved for the treatment of adult patients with ABSSSI or community-acquired bacterial pneumonia (“CABP”). BAXDELA has a broad-labeled spectrum including Staphylococcus aureus (including MRSA) as well as certain Gram-negative organisms and is available to initiate therapy on either an IV or oral formulation. While we do not promote BAXDELA, our partnership with BARDA includes support to advance BAXDELA, as described below for use in pediatrics and for use against certain biothreat pathogens (see “Biomedical Advanced Research and Development Authority Contract” section below for further details).

TOPROL XL

TOPROL XL (metoprolol succinate extended-release) is a cardioselective beta-blocker indicated for the treatment of hypertension, which has been on the U.S. market since 1992. The Toprol XL brand lost market exclusivity in 2007, lending to market dynamics of a mature, highly competitive beta-blocker class, with broad availability of generic metoprolol succinate extended-release alternatives, intense payer/formulary pressure, and prescription decisions influenced by total cost of care and patient adherence considerations. While we do not actively promote TOPROL XL, there remains some brand demand which tends to concentrate in segments where prescribers and patients value a long-established extended-release option and consistent once-daily dosing in chronic cardiovascular management, but overall growth is constrained by generic substitution and pricing pressure typical of long-marketed cardiovascular therapies.

Competitive Landscape

The drug and medical device industries are highly competitive and subject to rapid and significant technological change. Competitors (and potential competitors) for our Products include large and specialty pharmaceutical and biotechnology companies and medical device companies. Many of our competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the development and commercialization of drugs and medical devices. Further, the development of new treatment methods, antimicrobial resistance, or products could render our commercial products non-competitive or obsolete.

We believe that the key competitive factors that will affect the commercial success of DefenCath are established efficacy and safety, as well as pricing and reimbursement mechanisms across the continuum of care. Given that DefenCath is the only FDA-approved antimicrobial catheter lock solution in the U.S., we believe that with adequate reimbursement there is an opportunity for DefenCath to become the new standard of care as a CLS in the U.S. market. Further, as the Company continues to demonstrate both short and long-term reductions in healthcare costs via the results from our real-world evidence study, we believe that the overall reduction in both infections and hospitalizations could drive greater utilization and create new opportunities for reimbursement. We are not aware of any potentially competitive CLSs that are approved or under development by other companies in the U.S. for primary prevention of infection. As a means to reduce infections, some dialysis providers are using anti-infective infused catheter caps and/or compounded FDA-unapproved antibiotic containing catheter lock solutions.

Across the Melinta Portfolio, critical success factors in a highly competitive anti-infective market include clear clinical differentiation and strong alignment with evolving treatment guidelines. Competitive positioning depends on demonstrating meaningful advantages versus generic and branded alternatives in areas such as spectrum of activity against resistant organisms, safety and tolerability, reduced drug–drug interactions, dosing convenience (including long-acting or infrequent dosing regimens), and suitability for both inpatient and outpatient care settings. Success is also influenced by effective engagement with key hospital stakeholders—including infectious disease physicians, antimicrobial stewardship program personnel, pharmacists, and hospital administrators—supported by compelling clinical evidence, real-world data, and health-economic value propositions. In addition, securing and preserving formulary access, navigating pricing and reimbursement pressures, and adapting to changes in standard-of-care guidelines and competitive product launches are essential to sustaining demand and market share for these products.

Intellectual Property

Due to the length of time and expense associated with bringing new products to market, biopharmaceutical companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., a patent’s term may be lengthened by Patent Term Adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent. In the U.S., and certain other countries, the patent’s term may also be lengthened by patent term extension or restoration, which compensates a patentee for administrative delays in granting a regulatory approval by the FDA, or similar agency in other countries.

While we pursue patent protection and enforcement of all our Products, product candidates, and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of the Company and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. We have a similar policy with respect to independent contractors, generally requiring independent contractors to enter into agreements containing provisions generally prohibiting the disclosure of confidential information to anyone outside of the Company and providing that any invention conceived by an independent contractor within the scope of his or her services is our exclusive property with the exception of contracts with universities and colleges that may be unable to make such assignments. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties.

DefenCath

On August 29, 2023, the USPTO granted U.S. Patent No. 11,738,120, which was our patent application directed to a locking solution composition for treating and reducing infection and flow reduction in central venous catheters (expiring April 15, 2042). We have a supplemental patent (U.S. Patent No. 7,696,182), which we believe has potential to provide an additional layer of patent protection for DefenCath through 2042.

DefenCath is listed in the Orange Book as having new chemical entity (“NCE”) exclusivity (five years) expiring on November 15, 2028, and the Generating Antibiotic Incentives Now (“GAIN”) exclusivity extension of the NCE exclusivity (an additional five years) expiring on November 15, 2033. The GAIN exclusivity extension of five years is the result of the January 2015 designation of DefenCath as a Qualified Infectious Disease Product (“QIDP”).

REZZAYO

CorMedix holds an exclusive license from Mundipharma, our European licensor and the current holder of REZZAYO intellectual property and the NDA, to develop and sell the brand in the U.S. Under the terms of the license, we are required to make certain future milestone payments to Mundipharma (See Contractual Obligations, included within this Annual Report, for additional details on the arrangement with Mundipharma). REZZAYO has NCE exclusivity with GAIN extension until 2033, orphan drug exclusivity through 2035 and composition of matter and treatment patent coverage until 2038.

MINOCIN IV

We have patents relating to the MINOCIN IV product formulation and certain methods of treatment comprising intravenously administering minocycline, which are set to expire between May 2031 and October 2032. We are also prosecuting other patent applications relating to minocycline formulations and methods of treatment in the U.S.

In 2020, Nexus Pharmaceuticals (“Nexus”) filed an Abbreviated New Drug Application (“ANDA”) with Paragraph IV (“PIV”) certification against the only Orange Book listed patents at the time, specifically patents ‘802 and ‘105 (“Minocin Treatment Patents”), on the alleged basis that the Minocin Treatment Patents were invalid and, in the alternative, that its ANDA did not infringe.

Melinta filed suit against Nexus in the US District Court for the Northern District of Illinois (the “Court”), asserting that the Minocin Treatment Patents were valid and accordingly, Nexus’s ANDA for its generic version of MINOCIN infringed these patents.  In November 2024, the Court found that the Minocin Treatment Patents are valid, enforceable and infringed and issued a permanent injunction against the Nexus ANDA as part of that decision. Nexus subsequently filed an appeal with the U.S. Court of Appeals for the Federal Circuit. The appeal is ongoing.

Additionally, in February 2025, Melinta received a PIV certification for all four Orange Book listed patents from Gland Pharma (“Gland”) on the alleged basis that the patents were invalid, and in the alternative that its ANDA did not infringe these patents. Melinta filed a suit against Gland in the same Court in April 2025. The case is ongoing.

VABOMERE

VABOMERE received five years of NCE exclusivity following its 2017 FDA approval, with an additional five-year GAIN/QIDP extension, resulting in regulatory exclusivity through August 2027. We hold a portfolio of patents relating to VABOMERE, including the vaborbactam compound, for which we have patent coverage until 2031, and methods of treatment, for which we have coverage until 2039. We are currently prosecuting related patent applications relating to VABOMERE’s pharmaceutical composition and its use in the U.S. and in certain foreign countries.

ORI Franchise

We hold U.S. patents relating to methods of treatment expiring in 2029 and 2030, as well as a U.S. patent relating to high purity oritavancin that expires in 2035. Numerous foreign counterparts have been filed, including in Europe and Eurasia, for these more recent methods of treatment and compositions. We are also prosecuting a number of patent applications relating to the ORI Franchise and its uses in the U.S. and certain foreign jurisdictions.

BAXDELA

We have a license, both exclusive and nonexclusive, from Wakunaga Pharmaceutical Company, Ltd. to certain patents and patent applications, and to certain patents and patent applications of AbbVie Inc. We have also licensed technology from CyDex Pharmaceuticals, Inc. (now a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated) for the use of Captisol, a sulfobutylether beta-cyclodextrin excipient, in connection with BAXDELA. We have developed and patented additional technology independently. The patent portfolio for BAXDELA and delafloxacin meglumine, the active pharmaceutical ingredient in BAXDELA, is related to compositions of matter, pharmaceutical compositions, manufacturing methods and methods of use. In addition to the licensed and owned U.S. patents, the portfolio includes pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and the patent applications in the portfolio, if issued, will expire between 2026 and 2034.

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

For DefenCath, we currently have one FDA-approved source (contract manufacturing organization, or “CMO”) for each of our two key active pharmaceutical ingredients (“APIs”), taurolidine and heparin sodium, respectively. With regards to taurolidine, the Company has a drug master file (“DMF”) filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer which has been in place since August 2018. With respect to heparin sodium API, the Company has identified an alternate third-party supplier and may qualify such supplier under the DefenCath NDA in the future.

The Company received FDA approval of DefenCath with finished dosage production from its European based CMO Rovi Pharma Industrial Services. In addition, the Company also qualified Siegfried Hameln as an alternate finished dosage manufacturing site and is in the process of scaling production at the facility.

Each of the products in the Melinta Portfolio has one FDA-approved contract manufacturing organization, primarily in Europe or in the U.S. The Company has ongoing technology transfers intended to reduce costs of goods sold as well as to onshore the manufacture of several of its products, which it expects to complete over the next two to three years.

CMOs and our API suppliers are subject to FDA oversight and inspection regarding compliance with Current Good Manufacturing Practices (“cGMP”), and if deemed non-compliant with cGMP by the FDA, we could face shortages or risk with respect to producing sufficient quantities of drug product or drug substance.

Biomedical Advanced Research and Development Authority (“BARDA”) Contract

In July 2023, Melinta entered into partnership with BARDA to advance BAXDELA and VABOMERE for use in pediatrics and to partner on the development of BAXDELA against certain biothreat pathogens (“BARDA-Supported Studies”). Under this agreement, BARDA reimburses certain percentages of costs incurred, as defined in the agreement, in connection with the BARDA-Supported Studies. As of December 31, 2025, BARDA has awarded a total of $47.5 million of funding with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million, if all options are exercised. If all contract options are exercised, the contract is expected to continue through 2034. Through December 31, 2025, we have recognized BARDA reimbursement totaling $19.4 million.

The BARDA contract contains a number of terms and conditions that are customary for government contracts of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

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

Clinical Trial Programs

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

Following the completion of a clinical trial, the data is analyzed by the sponsoring company to determine whether the trial successfully demonstrated safety and effectiveness and whether a product approval application may be submitted. In the United States, if the product is regulated as a new drug, an NDA must be submitted and approved by the FDA before commercial marketing may begin. The NDA must include a substantial amount of data and other information concerning the safety and effectiveness of the compound from laboratory, animal, and human clinical testing, as well as data and information on manufacturing, product quality and stability, and proposed product labeling.

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

Approval Process

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

Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy (“REMS”) or otherwise limit the scope of any approval.

In addition, under the PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Such deferred studies become required post-marketing studies upon approval of the product.

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

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application in which the applicant, in part, relies on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application (“ANDA”). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics, and intended use, among other things, to a previously approved product. Limited changes must be pre-approved by the FDA via a suitability petition.

Five years of exclusivity are available to NCEs. A NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA submitted under Section 505 of the FDCA. An active moiety is the molecule or ion, excluding those appended portions of the molecule, that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the physiological or pharmacological action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA application submitted by another company that contains the previously approved active moiety, except that an ANDA or 505(b)(2) that contains a certification that the patents listed by the NCE sponsor in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”), are invalid or will not be infringed by the manufacture, use, or sale of the drug product for which approval is sought, may be submitted one year before NCE exclusivity expires. Five-year exclusivity will also not delay the submission or approval of a 505(b)(1) NDA; however, an applicant submitting a 505(b)(1) NDA would be required to conduct or obtain a right of reference to all the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity to the term of any existing exclusivity for the product, such as NCE exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity that cover the drug are extended by six months. For patent protection, pediatric exclusivity does not extend the term of the patent or the term a patent extension, but rather the period during which FDA cannot approve an ANDA or 505(b)(2) NDA that certifies to a patent listed in the Orange Book. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

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

For certain infectious disease products, the above discussed exclusivity periods may be further extended if the product is designated as a QIDP and receives GAIN Act exclusivity. A qualified infectious disease product, or QIDP, is an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens; or qualifying pathogens designated by the FDA that have the potential to pose a serious threat to public health. Subject to the specified statutory limitations, a drug that is designated as a QIDP and is approved for the use for which the QIDP designation was granted will receive a 5-year extension to any exclusivity for which the application qualifies upon approval. For example, if the FDA approves an NDA for a drug designated as a QIDP, the NCE exclusivity period is extended to ten years, and the FDA may not accept applications for nine years. Moreover, if a product is designated as a QIDP and an orphan product, the orphan product exclusivity period is extended to twelve years. These extensions are in addition to any extension that an application may be entitled to under the pediatric exclusivity provisions. To receive a QIDP designation, the sponsor must request that the FDA designate the product as such prior to the submission of an NDA. This designation may not be withdrawn except if the FDA finds that the request for designation contained an untrue statement of material fact. QIDPs are also eligible for Fast Track status and priority review.

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

We are subject to federal government price reporting, such as those applicable to the Medicare Part B program, those under the Medicaid Drug Rebate Program (“MDRP”), the 340 Drug Pricing Program and individual state laws relating to pricing and sales and marketing practices. Manufacturers report Average Sales Price (“ASP”) data for Part B-covered drugs and biologicals and related items, services, supplies, and products that are paid as drugs or biologicals. We also participate in the MDRP and report ASP, Best Price and other metrics related to our participation in such program. We pay rebates to state Medicaid agencies based on those metrics on Medicaid beneficiary utilization of products. In addition, we are required to sell our covered outpatient drugs at or below the 340B Ceiling Price to 340B Covered Entities. We are also required to discount our products to authorized users of the Federal Supply Schedule, under which additional laws and requirements apply. Each of these programs require submission of pricing data and calculation of discounts and/or rebates pursuant to complex statutory formulas and regulatory guidance, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources. Failure to properly calculate prices, or to offer required discounts or rebates could subject us to substantial penalties including, but not limited to, potential False Claims Act liability. CMS continues to issue guidance and rulemaking governing our participation in the MDRP, and we cannot predict how future guidance or rules would affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge greatly reduced prices to 340B Covered Entities).

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

Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, President Trump signed multiple executive orders aimed at reducing prescription drug costs in the U.S., including: the Lowering Drug Prices by Once Again Putting Americans First executive order issued on April 15, 2025, which provided several actions the Secretary of the Department of HHS must take to optimize healthcare regulations designed to provide access to prescription drugs at lower costs, and the Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients executive order issued on May 12, 2025, which sought to establish “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. The Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most favored nation” pricing and by reaching agreements with certain drug manufacturers to offer most-favored-nation pricing on certain existing and future products. On November 6, 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) a limited duration payment model conducted through the CMS Innovation Center to allow drug manufacturers to voluntarily provide coordinated supplemental rebates to state Medicaid agencies that match international prices in certain enumerated countries. Failure to participate in the model could result in less favorable Medicaid coverage against competitors that choose to participate. Additionally, on December 19, 2025, CMS issued two additional notices of proposed rulemaking to test alternative calculations for manufacturer rebates aimed at bringing drug prices closers to those paid in identified economically similar countries: the GLOBE Model (Global Benchmark for Efficient Drug Pricing) for certain Medicare Part B drugs and the GUARD Model (Guarding U.S. Medicare Against Rising Drug Costs) for certain Medicare Part D drugs. Under these proposals, CMS would replace existing domestic inflation-based rebate calculations with new rebate obligations tied to international reference pricing benchmarks in a basket of economically comparable countries.

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

Government Contracts and Regulation

We currently contract with the federal government (see section entitled “Biomedical Advanced Research and Development Authority Contract” above). As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements that not only govern how we perform under the contract but also impose other requirements that affect our operations, including socioeconomic obligations such as obligations related to affirmative action and maintaining a drug-free workplace. Failure to comply with government contracting requirements could result in termination of our contract and the imposition of penalties.

Foreign Regulatory Requirements

We have not made any filings seeking approval for our Products outside of the U.S. For us to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products.  In lieu of this, we have licensing relationships with pharmaceutical companies outside of the U.S. under which we license rights to commercialize our Products in exchange for payments, potentially including upfront licensing fees, milestone fees and royalties on sales of the applicable Product or Products in their respective territories. The revenue associated with these licensing relationships is not expected to be material to our current or future financial statements, representing 5% or less of total revenue in 2025. For details on these arrangements, see Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Employees and Human Capital Resources

As of February 28, 2026 we employed approximately 191 full-time employees, who work out of our corporate headquarters in Parsippany, NJ, our corporate office in Lake Forest, IL, or remotely in various locations throughout the U.S.

We invest in our workforce by offering competitive salaries and benefits. We endeavor to foster a strong sense of ownership by offering equity awards under our stock incentive program. We also offer comprehensive benefits for all eligible employees. We recognize and support the growth and development of our employees through a number of programs including annual performance feedback reviews and employee goal and development discussions.

None of our employees are subject to a collective bargaining agreement. We emphasize organizational communication and consider our relationship with our employees to be strong.

Corporate Information

We were organized as a Delaware corporation on July 28, 2006 under the name “Picton Holding Company, Inc.” and we changed our corporate name to “CorMedix Inc.” on January 18, 2007. Our principal executive offices are located at 389 Interpace Parkway, Suite 450, Parsippany, New Jersey, 07054.

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

Item 1A. Risk Factors

Risks Related to Our Financial Position

Although we achieved profitability in 2025, we have a history of operating losses, may incur additional operating losses in the future, and may never achieve sustained profitability.

Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operation. We achieved net income of approximately $163.1 million for the year ended December 31, 2025 and incurred a net loss of approximately $17.9 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of approximately $176.6 million. We may not be able to sustain profitability and could incur net operating losses in future periods as we expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, clinical trials and commercialization activities increase as we commercialize our Products and develop our other product lines. As a result, we may experience negative cash flow at times as we fund our operating expenses and capital expenditures. Our ability to generate revenue and maintain profitability will depend on, among other things, the following: continuing to successfully market and sell our Products in the U.S.; obtaining and/or maintaining reimbursement for our Products in appropriate settings of care; obtaining necessary regulatory approvals for our other products from the FDA and, if sought, international regulatory agencies; establishing additional manufacturing, sales, and marketing arrangements, either alone or with third parties; and raising sufficient funds to finance our activities if revenues from the commercialization of our Products in the U.S. are insufficient. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

Risks Related to the Development and Commercialization of DefenCath

We are highly dependent on the continued successful commercialization of our lead product, DefenCath.

Our ability to generate operating cash flow is dependent upon our continued successful commercialization of DefenCath. In the U.S. DefenCath was approved by FDA on November 15, 2023, and is indicated to reduce the incidence of CRBSIs in adult patients with kidney failure receiving chronic hemodialysis through a CVC. This drug is indicated for use in a limited and specific population of patients. We launched DefenCath commercially in April 2024 in the inpatient setting and in July 2024 in the outpatient hemodialysis setting. The safety and effectiveness of DefenCath have not been established for use in populations other than adult patients with kidney failure receiving chronic hemodialysis through a CVC.

Continued successful commercialization of DefenCath is subject to many risks, including but not limited to:

●	ongoing maintenance of regulatory approvals;

●	emergence of superior or equivalent products;

●	ongoing compliance with a broad range of post-marketing requirements including those related to labeling, promotion and advertising, manufacturing and quality, pharmacovigilance and adverse event reporting, commercial distribution and supply chain requirements, and pediatric post-marketing study requirements; and

●	failure to achieve significant market adoption.

There is no guarantee that our continued commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product lines that receive regulatory approval.

The continued successful commercialization of DefenCath will depend on maintaining coverage and reimbursement for use of DefenCath from third-party payors.

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs, such as Medicare, Medicaid and/or private health insurers. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products. We currently sell DefenCath directly to hospitals and outpatient dialysis center operators, and are undergoing clinical studies to pursue an expanded use in total parenteral nutrition patients requiring catheters. For any new indication of use, all new potential customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors. Depending on the treatment setting of any new indication for use, we believe that DefenCath would be eligible for coverage under various reimbursement programs, such as the IPPS, including certain temporary payment adjustments (e.g., NTAP); however, payment under these payment systems could later be modified or decreased by future regulations.

Further, CMS, which administers Medicare and works with states to administer Medicaid, has adopted and will continue to adopt and/or amend rules governing reimbursement for specific treatments. We anticipate that insurers may increasingly demand that manufacturers demonstrate the cost effectiveness of their products as part of the reimbursement review and approval process. Healthcare reform proposals and medical cost containment proposals designed to target rising healthcare costs could be introduced in the U.S. Any measures affecting the reimbursement programs of governmental and private insurance payors, including any uncertainty in the medical community regarding their nature and effect on reimbursement programs, could have an adverse effect on purchasing decisions regarding DefenCath, as well as limit the price we may charge for DefenCath. The failure to obtain or maintain reimbursement coverage for DefenCath could materially harm our operations.

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

We have significant DefenCath customer concentration, with a limited number of customers accounting for a large portion of our revenues.

We derive a large portion of our revenues from a few major customers. Sales to our top three customers accounted for 79% of our total revenue for the year ended December 31, 2025, and we had three customers that accounted for 41%, 23% and 20% of our accounts receivable, respectively, for the year ended December 31, 2025. These customers have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by product pricing and purchasing decisions of these customers or any other significant customer. These customers may decide to purchase less DefenCath from us than management anticipates, may alter purchasing patterns at any time with limited notice, or may decide not to continue to purchase DefenCath at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition and results of operations. If we are unable to diversify and grow our customer base, we will continue to be susceptible to risks associated with customer concentration.

Our revenue and profitability may be adversely affected by DefenCath’s transition from TDAPA to the post-TDAPA add-on adjustment and broader reimbursement dynamics that could have a material adverse impact on our results of operations and business.

While DefenCath has been approved for reimbursement in certain settings, we cannot be sure that reimbursement will continue to be available for DefenCath on favorable terms or will be covered by other payers. For example, on July 1, 2026, DefenCath’s TDAPA reimbursement will transition into a post-TDAPA add-on adjustment, the calculation of which is determined by CMS. As a result of the methodology utilized by CMS, the level of reimbursement provided to institutions treating dialysis patients will significantly decline, and as a result, we anticipate there will be a corresponding reduction to the net pricing for DefenCath for the third and fourth quarters of 2026. The 2027 post-TDAPA add-on adjustment will be effective on January 1, 2027. There can be no assurance that the level of reimbursement determined by CMS in the post-TDAPA add-on period will improve. Further changes in these reimbursement rates could lead to significant fluctuations in our operating income and could have a negative impact on our revenues, earnings and cash flows. Reimbursement uncertainty applies to all of our Products as well as other product lines that we develop. Also, we cannot be sure that the amount of reimbursement that is available will not reduce the demand for, or the price of, our Products. If reimbursement is not available by certain payors or is available only at limited levels, we may not be able to continue to successfully commercialize our Products or any other product lines that we develop.

Reimbursement levels are also subject to periodic CMS rulemaking, sequestration or other across-the-board Medicare payment reductions, audit and overpayment recovery activity, and evolving coverage policies, any of which could occur on short notice and may apply retroactively. If CMS changes the underlying methodologies, revises inputs or assumptions, or otherwise modifies TDAPA eligibility criteria or post-TDAPA add-on adjustments, our realized revenue, earnings and cash flows could fluctuate materially from period to period. Even if coverage remains in place, inadequate payment may limit provider adoption, restrict formulary placement, or result in purchasing constraints by dialysis organizations.

Risks Related to the Development and Commercialization of our other Products

Successful development and commercialization of our Products and new product lines is uncertain.

The development and commercialization of our Products, and future product lines, is subject to the risks of failure and delay inherent in the development of new pharmaceutical products for the Company, our licensor and our partners, including but not limited to the following:

●	inability to produce positive data in pre-clinical and clinical trials;

●	delays in product development, pre-clinical and clinical testing, or manufacturing;

●	unplanned expenditures in product development, clinical testing, or manufacturing;

●	challenges with securing the supply chain for raw materials;

●	uncertainties relating to, or changes in FDA view of, the appropriate product approval pathway;

●	failure to obtain treatment of a drug or application under expedited development and review programs or to obtain marketing exclusivities;

●	failure to receive or maintain regulatory approvals;

●	emergence of superior or equivalent products;

●	inability to manufacture our product lines on a commercial scale on our own, or in collaboration with third parties;

●	inability to obtain third-party payor coverage or adequate reimbursement;

●	failure to comply with a broad range of post-marketing requirements including those related to labeling, promotion and advertising, manufacturing and quality, pharmacovigilance and adverse event reporting, commercial distribution and supply chain requirements, and drug sample distribution requirements; and

●	failure to achieve market acceptance.

Additionally, healthcare institutions, physicians and patients may not accept and use our Products. Acceptance and use of our Products will depend upon a number of factors including the following:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug or device product;

●	prevalence of the disease to be treated or prevented;

●	prevalence and severity of any side effects;

●	cost-effectiveness of our Product relative to current standard of care;

●	availability of coverage and reimbursement from government and other third-party payers;

●	timing of market introduction of our drugs and competitive drugs;

●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any;

●	potential or perceived advantages or disadvantages over alternative treatments;

●	price of our future products, both in absolute terms and relative to alternative treatments; and

●	the effect of current and future healthcare laws and regulations on our product lines, as well as post-marketing commitments imposed by regulatory authorities, such as patient registries.

Because of these risks, our development efforts and those of our licensor and our partners may not result in any future commercially viable products.

If a significant portion of our development efforts and those of our licensor and partners are not successfully completed, required regulatory approvals are not obtained or any approved products are not commercialized successfully, our business, financial condition, and results of operations could be materially harmed.

Infective pathogens might develop resistance to our Products or product candidates, which would decrease the efficacy and commercial viability of that product.

Infective pathogens, including fungi and bacteria, develop resistance over time due to genetic mutation. Many current and previous anti-infective therapies have suffered reduced efficacy over time due to the development of resistance to such drugs. It is probable that, over time, such pathogens will also develop resistance to our Products and our drug candidates. If resistance were to develop rapidly to our Products or our drug candidates, this would reduce the commercial potential for our business.

Clinical trials and regulatory approval for our product lines are expensive, time-consuming, and uncertain, and failure or delay in obtaining approval could materially harm our business.

To market a new drug or device product in the United States, we must demonstrate proof of safety and effectiveness in humans through “adequate and well-controlled” clinical trials and obtain FDA approval. The clinical trial and regulatory approval process is lengthy, expensive, and subject to numerous risks and uncertainties at every stage.

Clinical trials may be delayed or fail due to many factors, including: inability to manufacture sufficient quantities of qualified materials under cGMP requirements; slower than expected patient recruitment or insufficient enrollment; modifications to trial protocols or changes in regulatory requirements; lack of effectiveness or unforeseen safety issues; suspension or termination by institutional review boards or the FDA; and adverse medical events in patients, which may or may not be related to our products. Results from early trials are not necessarily indicative of later trial outcomes, and clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals.

Even after clinical trials are completed, final FDA approval of an NDA, Premarket Approval Application (“PMA”), or De Novo application may be delayed, limited, or denied for numerous reasons, including: the FDA may not find pre-clinical and clinical data sufficient or may disagree with our interpretation of such data; the FDA may require additional studies or manufacturing information; the FDA may not agree with our intended indications, study design, or proposed labeling; or manufacturing processes and facilities may be deemed to have insufficient GMP controls. Regulatory approval policies may also change, and compliance with evolving requirements may consume substantial financial and management resources.

Any failure or significant delay in clinical trials or regulatory approval for our products would delay our ability to commercialize our product lines and generate product revenues, and could cause us to abandon a product line entirely. Such outcomes could materially harm our business, financial condition, and results of operations.

Off-label marketing or use of our Products or future product candidates may expose us to significant fines, penalties, sanctions, or product liability claims, and our reputation could be harmed.

The FDA, United States Department of Justice (the “DOJ”), and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products following approval. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling and Summary of Product Characteristics. However, physicians can prescribe drugs to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgement. The FDA and other governmental authorities, have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face large civil and criminal fines and be subject to prohibitions and restrictions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged.

Risks Related to Regulatory and Legal Compliance Matters

Our approved Products are, and our pipeline product lines (if approved) will be, subject to extensive post-approval regulation.

Once a product is approved, numerous FDA-mandated post-approval requirements apply in the United States. These include, among other things, requirements related to pharmacovigilance and adverse event and other reporting, supply chain security requirements, suspect and illegitimate product investigations and notifications, limitations on product advertising and promotion and on the distribution of product samples, required post-marketing studies, and ongoing adherence to cGMPs, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Establishing and maintaining systems and procedures for compliance with these requirements, and training and monitoring personnel relative to their compliance, is expensive, time consuming, and an ongoing effort. Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. In addition, even if we comply with FDA, foreign and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA or other relevant regulatory body to modify or withdraw product approval. Failure to complete a PREA post-marketing study can result in a PREA non-compliance letter, which is publicly posted on FDA’s website, and could result in the product being considered misbranded and subject to additional enforcement actions.

Healthcare policy changes, including reimbursement policies for drugs and medical devices, may have an adverse effect on our business, financial condition and results of operations.

In the U.S. there has been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system that could affect our ability to profit from our approved products. Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to manage, contain or reduce the costs of health care through various means, such as capping prices, limiting price increases, reducing reimbursement, or requiring rebates. Market acceptance and sales of our Products or any other product lines that we develop, will depend on reimbursement policies and may be affected by health care reform measures in the U.S. and abroad.

Federal and state governments in the U.S. have been, and may in the future consider legislative and regulatory proposals to change the U.S. healthcare system in ways that could affect our ability to commercialize our Products and future marketed products profitably. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs as it relates to prescription drugs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the current administration has pursued and is pursuing policies to reduce regulations and expenditures across government, including at the FDA, CMS, Health and Human Services (“HHS”) and related agencies. Recent actions include (i) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products; (ii) imposing tariffs on imported pharmaceutical products; and (iii) as part of the MAHA Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting pricing strategies and profitability, while increasing operational costs and compliance risks.

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any such government-adopted reform measures may adversely affect the pricing of healthcare products and services in the U.S. and the amount of reimbursement available from governmental agencies or other third-party payors. Any such reduction in reimbursement could negatively affect the pricing of our Products. If we are not able to charge a sufficient amount for our Products, then our margins and our profitability will be adversely affected.

Changes in funding for the FDA and other government agencies or future government shutdowns or disruptions could cause delays in the submission and regulatory review of our product lines, which could negatively impact our business or prospects.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept submission, applications, and the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The impact of global events, including terrorism, natural disasters and pandemics, or other health emergencies, may also cause disruptions in the normal functioning of the FDA or other government agencies.

Risks relating to cybersecurity and data privacy could create additional liabilities for us.

We rely on the proper functioning of information technology systems, networks, and cloud services across our operations, and any failure, interruption, or other incident affecting the confidentiality, integrity or availability such systems or the data stored thereon, including incidents which may result from a cyber-attack (e.g., ransomware, malware, phishing, denial-of-service, or vendor compromise), could disrupt our business, result in loss or corruption of data, theft or misuse of confidential or personal information, and require significant remediation costs. Failure to comply with applicable privacy and data security laws and regulations could result in enforcement actions against us, including possible fines, imprisonment of company officials and public censure, claims for damages by affected individuals or class of individuals, or damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

We also depend on third-party service providers (including cloud, SaaS, Contract Research Organizations, CMOs, logistics and analytics vendors), and incidents at these third parties—or their subcontractors—can compromise our data or disrupt operations even if our own systems are not implicated. We maintain processes to assess, identify, and manage material cybersecurity risks, which are integrated into our broader enterprise risk management program, including with respect to incident response planning and employee training, and involve oversight of third-party risks. However, no controls can eliminate all threats, and our board and management oversee, but cannot guarantee the effectiveness of, these efforts. For more information, please see “Item 1C (Cybersecurity).” A significant cyber incident—or a series of smaller incidents—could also interrupt manufacturing and supply coordination with third parties, impair quality or safety reporting, delay clinical or commercial activities, increase insurance and cybersecurity costs, and negatively affect our results of operations and reputation.

The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide. Certain laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which increases costs and complicates compliance efforts.

Clinical trials required for our Products and any future product lines may be expensive, time consuming and their outcome is uncertain.

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

From time to time, we may publicly disclose interim, topline, or preliminary data from clinical trials involving our Products, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial as well as the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain regulatory approval for, and commercialize, our product candidates and any future product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

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

Clinical trials may not demonstrate statistically significant safety and effectiveness to obtain the requisite regulatory approvals for product lines. The failure of clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of our product lines. Such a failure could cause us to abandon a product line and could delay development of other product lines. Any delay in, or termination of, our clinical trials would delay the filing of any NDA, any PMA, or De Novo application, with the FDA and, ultimately, our ability to commercialize our product lines and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operations.

Our BARDA development contract requires ongoing funding decisions by the U.S. Government. Any reduction or discontinuation of funding of this contract could cause our business, financial condition, operating results and cash flows to suffer materially.

In July 2023, Melinta signed a development contract with BARDA to advance two antibiotics currently FDA-approved for adults, BAXDELA® (delafloxacin) and VABOMERE® (meropenem and vaborbactam), for use in pediatrics and to advance BAXDELA for use in biodefense indications. The performance period for our BARDA contract, including all optional funding, is estimated to be 12 years. Under this contract, BARDA has committed funding of $47.5 million to date, with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million if all options are exercised.

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

Risks Related to Our Business and Industry

We may not successfully manage the growth of our Products.

Our success may depend upon the expansion of our operations to continue to commercialize our Products and the effective management of any growth, which could place a significant strain on our management and our administrative, operational and financial resources. To manage this growth, we may need to augment our operational, financial and management systems and hire and train additional qualified personnel. Additionally, if market demand exceeds our third-party manufacturer’s ability to produce our Products, we may not be able to fulfill our customers’ orders in a timely manner or at all, which may have an adverse impact on our results of operations and reputation. If we are unable to manage our growth effectively, our business may be materially harmed.

We have pursued and may continue to pursue acquisitions. Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we have pursued and may continue to pursue acquisitions of complementary businesses, products, services, technologies or strategic transactions that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. The failure to successfully evaluate, execute and integrate acquisitions or otherwise adequately address these risks, we may not achieve the anticipated benefits of any such acquisition, we may incur costs in excess of what we anticipate, which could have a material adverse impact on our business and financial results.

Any potential acquisition or strategic collaboration may entail numerous risks, including but not limited to: assimilation of operations, intellectual property and drugs of an acquired company, including challenges associated with integrating new personnel; the diversion of our management’s attention; retention of key employees and uncertainties in our ability to maintain key business relationships; risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or drug candidates and regulatory approvals; and our inability to generate revenue from acquired technology and drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate, execute and integrate acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Competition and technological change may make our Products, product lines or indications, less attractive or obsolete.

We compete with established pharmaceutical and medical device companies that are pursuing other forms of prevention or treatment for the same or similar indications we are pursuing, and that have greater financial and other resources. Other companies may succeed in developing products earlier than we do, may develop products that are more effective than our product lines. Research and development by others may render our technology or product lines obsolete or noncompetitive, or result in processes, treatments or cures superior to any therapy we develop. We face competition from companies that develop competing technology internally, or acquire competing technology through acquisitions of other companies, or from universities and other research institutions. As these competitors develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of our Products or our product lines if any of such other product lines receive marketing approval.

If we lose key management, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in compensation costs, our business may materially suffer.

We are highly dependent on the principal members of our management. Our future success will depend in part on our ability to identify, hire, and retain current and additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly. In addition, we have only limited ability to prevent former employees from competing with us.

We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur.

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs. If the use of one or more of our or our collaborators’ drugs or devices harms people, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling or utilizing our Products.

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

If we are unable to protect against potential product liability claims, we may be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products and do not have sufficient insurance coverage, our liability could exceed our total assets and our ability to pay the liability. A successful product liability claim or series of claims brought against us would decrease our cash and could cause the value of our capital stock to decrease.

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

In addition, the USPTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents be issued, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the U.S. or abroad.

To support our patent strategy, we have engaged in a review of patentability and certain freedom to operate issues, including performing certain searches. However, patentability and certain freedom to operate issues are inherently complex, and we cannot provide assurances that a relevant patent office or court would agree with our conclusions regarding patentability issues or with our conclusions regarding freedom to operate issues, which can involve subtle issues of claim interpretation and claim liability. Furthermore, we may not be aware of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our product lines, preventing the patentability of our product lines to us or our licensors, or covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product lines. Additionally, it is also possible that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, may, nonetheless, ultimately be found by a court of law or an administration panel to affect the validity or enforceability of a claim. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product lines. Such loss of patent protection could have a material adverse impact on our business. Additionally, since patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by the pending patent applications or issued patents or that we were the first to file patent applications for such inventions.

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

Intellectual property disputes require us to spend time and money to address such disputes could limit our intellectual property rights and if generic entrants of our Products are approved, it could have a material adverse impact on our results of operations and financial condition.

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. In addition to our pending litigation discussed below, we may initiate or become subject to infringement claims or litigation arising out of our patents and pending applications and those of our competitors, or we may become subject to proceedings initiated by our competitors or other third parties or the PTO or applicable foreign bodies to reexamine the patentability of our licensed or owned patents.

For example, generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our Products through an abbreviated new drug application (“ANDA”). ANDA litigation and related settlement and license agreements, in some cases, may result in a loss of exclusivity for our patents prior to their expiration. The entry of generic versions of our Products may lead to market share and price erosion, which could have a material adverse impact on our results of operations and revenue. As discussed below, we are currently party to patent litigation for Minocin (minocycline) for Injection against Nexus Pharmaceuticals and Gland Pharma in which an adverse outcome could allow generic entry, which could materially harm our business, results of operations and stock price. Introduction of a generic minocycline for injection product, or a generic of any of our commercialized products, could result in increased competition, decreased sales and could have a material adverse impact on our revenue and results of operations. Please refer to “Note 9, Commitments and Contingencies” for a discussion of our ongoing litigation.

In addition, litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. If we are required to defend patent infringement actions brought by third parties, or if we sue to protect our own patent rights, we may be required to pay substantial litigation costs and managerial attention may be diverted from business operations even if the outcome is not adverse to us. In addition, any legal action that seeks damages or an injunction to stop us from carrying on our commercial activities relating to the affected technologies could subject us to monetary liability and require us or any third-party licensors to obtain a license to continue to use the affected technologies. We cannot predict whether we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms or at all. Furthermore, to the extent that we or our consultants or research collaborators use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. See “Note 9, Commitments and Contingencies” for additional detail on the Company’s legal proceedings.

Our business, financial condition, and results of operations could be materially and adversely affected by an adverse outcome in the ongoing litigation.

We are regularly involved in pending and threatened litigation, investigations, and other legal proceedings, including intellectual property, commercial, employment, securities, regulatory, and product-related claims. Litigation is inherently uncertain, can be costly and time-consuming, may divert management attention, and could result in injunctions, damages, settlements, fines, penalties, or other remedies. Insurance coverage may be unavailable or insufficient to cover losses. Any of these outcomes, or the announcement of allegations alone, could adversely affect our reputation, cash flows, financial condition, and results of operations. Please refer to “Note 9, Commitments and Contingencies” for a discussion of our ongoing litigation.

Risks Related to Dependence on Third Parties

Our ability to pursue the development and commercialization of certain of our Products depends upon the continuation of certain licenses and actions taken by our licensors.

We rely on certain licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and Products. We have an exclusive license to develop and sell REZZAYO in the United States. Our license agreement also grants us nonexclusive rights to manufacture REZZAYO anywhere in the world. We are required to make payments upon reaching specified regulatory and sales milestones and to pay royalties based on net sales of products containing REZZAYO or the other compounds in a valid patent licensed under the license agreement. We are obligated to use commercially reasonable efforts to maintain regulatory approval for REZZAYO in the United States and to commercialize REZZAYO in the United States within the timeframes required by the license agreement. If we do not use commercially reasonable efforts to achieve the development and commercialization milestones for REZZAYO within the timeframes, or if we are unable to make any of the required payments, the licensor may terminate the license agreement if not cured within 60 days (or 30 days with respect to any payment breach). If our license agreement is terminated, we would lose our rights to develop and commercialize REZZAYO. Loss of our license agreement would materially and adversely affect our business, results of operations and future prospects.

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

We have no direct control over the manufacturing of our product lines. If the contract manufacturers are unable to produce sufficient quantities of our Products, as a result of a lack of available materials, supply chain delays or otherwise, then we would need to identify and contract with additional or replacement third-party manufacturers. Additionally, if the manufacturers are not able to quickly scale production to align with rapid changes in demand, our results of operations may be negatively impacted. If we are unable to identify suitable additional or replacement third-party manufacturers on favorable terms or at all, our ability to commercialize our Products, our profitability and results of operations may be adversely affected. Our reliance on foreign suppliers poses risks due to possible shipping delays, import restrictions, trade policies and tariffs as well as foreign regulatory regimes.

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

Our continuing reliance on third parties for manufacturing entails a number of additional risks, including reliance on third parties for legal and regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by such third parties, and the possible termination or nonrenewal of the agreement by such third parties at a time that is costly or inconvenient for the Company. Further, we, along with our contract manufacturers, are required to comply with FDA requirements for cGMPs, related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may fail to comply with the applicable FDA regulatory requirements, which could result in delays to our product development programs, result in adverse regulatory actions against them or us, and prevent us from ultimately receiving product marketing approval. They also generally must pass an FDA preapproval inspection for conformity with cGMPs before we can obtain approval to manufacture our product lines and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. Not complying with FDA requirements could result in a product recall or prevent commercialization of our product lines and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal enforcement action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and criminal penalties, depending on the matter. Similarly, we, along with our contract manufacturers, are required to comply with all applicable healthcare laws and regulations, such as, without limitation, the federal Anti-Kickback Statute, the civil False Claims Act, and civil monetary penalty laws, as well as similar state laws. Violation of any such laws by a contract manufacturer could materially impact our operations.

We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product lines may not advance in a timely manner or at all.

In the course of our pre-clinical and clinical trials, we may rely on third parties, including contract research organizations, laboratories, investigators, and manufacturers, to perform critical services for us, many of which are required to be conducted consistent with regulations on Good Laboratory Practice (“GLP”). Study sites are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we may rely on these third parties to conduct our pre-clinical and clinical trials, we are responsible for ensuring that each of our trials is conducted in accordance with its investigational plan and protocol and that the integrity of the studies and resulting data is protected. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices (“GCPs”), for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in such trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our protocols or the applicable regulatory requirements, our trials may not meet regulatory requirements or may need to be repeated, we may not receive marketing approvals, or we or such third parties may face regulatory enforcement. As a result of our dependence on third parties, we may face delays, failures or cost increases outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

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

Risks Related to our Common Stock

Our common stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock and you could lose all or a part of your investment.

From December 31, 2024, through December 31, 2025, the high and low sales prices for our common stock were $17.43 and $5.60, respectively. The market price of our common stock has fluctuated considerably and may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control.

In addition, the stock markets in general, and the stock of pharmaceutical and medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In addition, changes in economic conditions in the U.S., the European Union or globally, particularly in the context of current global events, could impact upon our ability to grow profitably. Adverse economic changes are outside our control and may result in material adverse impacts on our business and our results of operations. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We have been, and currently are subject to securities class-actions. Such litigation, has caused, and if instituted against us in the future could cause, us to incur substantial costs and divert management’s attention and resources. For these reasons and others, an investment in our securities is risky and you should invest only if you can withstand wide fluctuations in and a significant or complete loss of the value of your investment.

General Risk Factors

Our business may be adversely affected by tariffs, trade sanctions or similar government actions.

The imposition and ongoing discussions regarding certain trade restrictions, sanctions and tariffs on goods exported from the U.S. or imported into the U.S., as well as retaliatory measures enacted in response to such actions and related market volatility, could have a material adverse impact on our business, financial condition, results of operations and cash flows. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity, lower product demand and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.

We have identified a material weakness in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and errors in our financial statements and operate successfully as a public company. As discussed in “Item 9A. Controls and Procedures,” our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025. We are actively engaged in remediating the underlying material weakness as promptly as possible. However, we cannot be certain that the current material weakness in internal control will be remediated and our internal control over financial reporting will be considered effective going forward. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement.

If we are unable to remediate the existing material weakness in our internal controls over financial reporting and achieve effective internal control, or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting for the year ending December 31, 2026 or annual periods thereafter, investors could lose confidence in the reliability of our consolidated financial statements. This could result in a decrease in the value of our common stock.

We also face risks associated with the cost of establishing effective internal control over financial reporting, insofar as we expect to continue to incur increased costs related to our internal control over financial reporting to remediate the above-described material weaknesses and improve further our internal control environment.

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

Failure on our part to have effective internal financial and accounting controls could cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could have a material adverse impact on the trading price of our common stock. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all of our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur and not be detected. This and any future failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

In future periods, if any material weaknesses or significant deficiencies are identified, the correction could require remedial measures, which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any associated accounting restatement could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our costs and cause management distraction. Any of the foregoing could cause investors to lose confidence in the reliability of our financial statements, which could cause the trading price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Management and Strategy

The Company has processes in place for assessing, identifying, preventing, and managing material risks from cybersecurity threats, including related to the use of third-party service providers. These processes are integrated into the Company’s overall risk management program and systems, as overseen on a day-to-day basis by the Company’s Senior Manager, IT.

We maintain a formal data protection program consistent with the National Institute of Standards and Technology Cybersecurity Framework, including physical, technical and administrative safeguards to prevent and identify cybersecurity risks, and have implemented practices and procedures to address cybersecurity risks. To this end, among other things, we:

●	provide annual mandatory training for our employees regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

●	conduct regular simulation modules for all employees to enhance awareness and responsiveness to possible threats;

●	conduct cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; and

●	carry cyber liability insurance that is intended to provide protection against the potential losses arising from a cybersecurity incident; and

●	review and monitor internal control audit reports for our significant third-party vendors to ensure sufficient controls are in place to mitigate security-related risks.

In addition, we have in place a formal cybersecurity incident response plan, which we are currently harmonizing between the two companies as a result of the Merger in the third quarter of 2025.

CorMedix has a formal process to respond to events, identify incidents, and track progress for remediation. No events, either individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this Annual Report on Form 10-K. In determining materiality, cybersecurity incidents are reviewed not only for potential financial impacts, which could include potential legal and regulatory penalties, stolen assets or funds, system damage, forensic and remediation costs, lost revenue or litigation costs, but also the breadth and sensitivity of data exposure, data exfiltration, impacts on the ability to operate our business or provide our services and loss of investor confidence.

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

Governance

Our Board of Directors (the “Board”) executes its oversight responsibility for risk management both directly and through delegating oversight of certain risks to its committees. In particular, the Board has authorized the Audit Committee to oversee risks related to cybersecurity threats. As part of that oversight function, the Audit Committee oversees the Company’s risk assessment and risk management policies, including related to cybersecurity and the Company’s overall data protection program.

Our senior management is responsible for assessing and managing the Company’s various exposures to risk, including those related to cybersecurity, on a day-to-day basis, including the identification of risks through an enterprise risk management framework and the creation of appropriate risk management programs and policies to address such risks. In particular, the Company’s Senior Manager, IT, has 25 years of experience in enterprise IT and has primary responsibility for managing our cybersecurity program and efforts. Our finance and IT teams are responsible for the testing and audit of our information-technology related internal controls. Company management regularly reports to the Audit Committee on our cybersecurity program strategy and implementation, and on an ad-hoc basis, as needed, in the event of a security incident.

See Item 1A, Risk Factors, for additional information on the Company’s cybersecurity risk profile, in particular the risk factor under the headings entitled “Risks relating to data privacy could create additional liabilities for us”.

Item 2. Properties

Our corporate headquarters is located in Parsippany, New Jersey, representing a leased facility which expires in March, 2030. We have additional leased office facilities in Lake Forest, Illinois, expiring in September 2031 and an office located in Berkeley Heights, NJ which we are actively marketing for sub-lease, expiring in October 2027.

We believe that our existing facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding our legal proceedings, see Note 9, Commitments and Contingencies, included in the Financial Statements in this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the Nasdaq Global Market under the symbol “CRMD.”

Based upon information furnished by our transfer agent, at March 2, 2026, we had approximately 61 holders of record of our common stock.

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

Our primary focus has been commercializing DefenCath® (taurolidine and heparin), in the U.S., which we launched in 2024 in the hemodialysis setting. The name DefenCath is the U.S. proprietary name approved by the U.S. FDA.

DefenCath is an FDA approved antimicrobial CLS (a formulation of taurolidine 13.5 mg/mL, and heparin 1000 USP Units/mL) indicated to reduce the incidence of CRBSI in adult patients with kidney failure receiving chronic hemodialysis through a CVC It is indicated for use in a limited and specific population of patients. CRBSIs can lead to treatment delays and increased costs to the healthcare system when they occur due to extended and often repeat hospitalizations, need for IV antibiotic treatment, long-term anticoagulation therapy, removal/replacement of the CVC, related treatment costs, as well as increased mortality. DefenCath is the first and only FDA-approved antimicrobial CLS in the U.S. and was shown to reduce the risk of CRBSI by up to 71% in a Phase 3 clinical study.

DefenCath is subject to Medicare ESRD PPS, which provides bundled payment for renal dialysis services and affords a TDAPA, which provides temporary, additional payments for certain new drugs and biologicals. TDAPA reimbursement is calculated based on 100 percent ASP (or 100 percent of wholesale acquisition price or manufacturers’ list price, respectively, if such data is unavailable). TDAPA and post-TDAPA add-on payment adjustments for DefenCath apply for five years (with such add-on payments applying to all ESRD PPS payments for years three through five). DefenCath’s TDAPA began on July 1, 2024.

Looking forward, on July 1, 2026, DefenCath’s TDAPA reimbursement transitions into a three-year, post-TDAPA Add-On Payment phase, the calculation of which is determined and published by CMS and will be $2.37 for the third and fourth quarters of 2026. As a result of the methodology utilized by CMS, the level of reimbursement provided to institutions treating dialysis patients will significantly decline, and as a result, we expect a corresponding reduction to net pricing for DefenCath in the third and fourth quarters of 2026. If CMS utilizes the same methodology to calculate the 2027 post-TDAPA Add-On Adjustment, which will be effective on January 1, 2027, we estimate the value of the Add-On Adjustment will be three to five-times higher than that granted for the third and fourth quarters of 2026, which we expect may result in higher DefenCath sales prices in 2027 relative to the second half 2026. After January 1, 2027, the post-TDAPA Add-On Payment will be reassessed again and be made effective on January 1, 2028 and January 1, 2029, covering the three-year period through June 30, 2029.

Acquisition of Melinta

 On August 29, 2025 (the “Closing Date”), we completed the acquisition of Melinta. The acquisition of Melinta expanded our team, commercial platform and increased the commercial portfolio with six marketed, hospital- and clinic-focused infectious disease products, comprised of REZZAYO® (rezafungin for injection), MINOCIN® (minocycline) for Injection, VABOMERE® (meropenem and vaborbactam), KIMYRSA® (oritavancin), ORBACTIV® (oritavancin), BAXDELA® (delafloxacin), and an additional well-established cardiovascular product, TOPROL-XL® (metoprolol succinate) (together, the Melinta Portfolio. REZZAYO is currently approved for the treatment of candidemia and invasive candidiasis in adults, with an ongoing Phase III study for the prophylaxis of invasive fungal infections in adult patients undergoing allogeneic blood and marrow transplantation. The completion of the Phase III study for REZZAYO is expected in 2026.

The financial results of Melinta are included in our consolidated financial statements starting on August 29, 2025. Melinta’s financial results were not reflected in reported figures in the periods preceding the Closing Date. As a result, the reported results for 2025 and 2024 are not comparable. To assist with the discussion of 2025 and 2024 results on a comparable basis and provide more meaningful discussion, certain pro forma historical results are included in Note 3 to the Consolidated Financial Statements included herein. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented. In addition, further information relating to the acquisition of Melinta is included in Note 3 to the Consolidated Financial Statements included herein.

Pursuant to the terms of the Merger Agreement, we acquired Melinta via a merger in which Merger Sub merged with and into Melinta, with Melinta surviving as a wholly-owned subsidiary of the Company. In consideration for the Merger, we (i) paid to the former Melinta equity holders an aggregate of $260.0 million in cash, subject to adjustment for estimated Company Cash and estimated Working Capital as compared to the Working Capital Target (each as defined in the Merger Agreement), and (ii) issued to certain of the former Melinta equity holders an aggregate of 3.3 million common shares of the Company (the “Merger Shares”). In addition, in connection with the Merger, we paid $23.2 million to acquire the Toprol XL product rights, which Melinta had licensed from a third party. The total cash consideration was funded by a combination of the Company’s existing cash on hand and net proceeds from the Company’s $150.0 million aggregate principal amount of convertible senior notes due 2030 (as described below).

Additionally, former Melinta equity holders are eligible to receive certain contingent payments pursuant to the terms of the Merger Agreement and the Contingent Payment Agreement, which provides for milestone and net sales-based payments. Upon the issuance of the FDA marketing approval of REZZAYO (or any product that contains the active ingredient rezafungin), for the prevention or prophylaxis of invasive fungal infections in adult patients undergoing allogeneic stem cell blood and marrow transplant or the regulatory equivalent on or prior to June 30, 2029, we shall pay, in cash or common shares, par value $0.001 per share, of the Company at the Company’s election, to the former Melinta equity holders the following payments:

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

Additionally, on the Closing Date, the Company and the consenting Melinta members entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act, the Merger Shares, pursuant to the Contingent Payment Agreement.

Convertible Notes Offering

On August 6, 2025, the Company entered into subscription agreements with certain investors to provide for the issuance of $150.0 million aggregate principal amount of its convertible senior notes due 2030 (the “Notes”) in a private placement, exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Notes were issued on August 12, 2025 and are eligible for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A of the Securities Act.

The Notes are governed by an Indenture, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Notes bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026. The Notes will mature on August 1, 2030 and are senior, unsecured obligations of the Company.

The Company used the net proceeds of the issuance of the Notes to fund a portion of the purchase price payable in connection with the Merger, including related fees and expenses. See Note 7 to the Consolidated Financial Statements for further information regarding the Notes.

Follow-On Offering

In addition, on June 30, 2025, the Company completed an underwritten public offering of common stock pursuant to the Company’s universal shelf registration statement on Form S-3, selling an aggregate of 6,604,507 shares, at the price of $12.87 per share less an underwriting discount of $0.229 per share (the “Follow-On Offering”). The Company received aggregate net proceeds of approximately $82.4 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. See Note 10 to the Consolidated Financial Statements for further information regarding the Follow-On Offering.

Financial Operations Overview

Revenue from Product Sales

We generate product revenue from commercial sales of DefenCath to a limited number of direct customers as well as distributors and, from the Closing Date, we generate revenue from sales of the Melinta Portfolio. We recognize revenue from the sale of our Products when our direct customers obtain control of the product and is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns, rebates, shelf-stock adjustments and data fees. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary materially from our estimates, we will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted.

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

In addition, Melinta holds a partnership with BARDA, a government agency, to advance BAXDELA and VABOMERE for use in pediatrics and to partner on the development of BAXDELA against certain biothreat pathogens. Research and development services under the contract are recognized as contract revenue over time, as the performance obligation is satisfied, in accordance with the BARDA agreement. Under this contract, BARDA has awarded a total of $47.5 million with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million, if all options are exercised. If all contract options are exercised, the contract is expected to continue through 2034.

Cost of Revenues

Cost of revenues include direct and indirect costs related to the manufacturing and distribution of our Products, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. In addition, cost of revenues includes the amortization of intangible assets primarily associated with the fair value of the products acquired in the Melinta Portfolio that were recorded as a result of the Merger (see Note 3 to the Consolidated Financial Statements included herein).

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

Selling and Marketing Expense

Selling and marketing (“S&M”) expense includes the cost of salaries and related costs for personnel in sales and marketing including our contract sales force, brand building, advocacy, market research and consulting costs. Selling and marketing expenses are expensed as incurred.

General and Administrative Expense

General and administrative (“G&A”) expenses consist principally of salaries and related costs for personnel in executive, finance and administrative functions including payroll taxes and health insurance, stock-based compensation and travel expenses. Other general and administrative expenses include merger-related costs, facility-related costs, insurance and professional fees for legal, patent review, consulting, and accounting services. General and administrative expenses are expensed as incurred.

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

Unrealized Gains on Marketable Security

Unrealized gains on marketable security represents the change in fair market value of our marketable equity securities.

Change in Contingent Consideration

Change in contingent consideration represents the change in fair market value of the contingent consideration liabilities in connection with the Merger. Contingent consideration in connection with the business combination is initially measured at fair value at the acquisition date and classified as a liability and subsequently remeasured at fair value at each reporting date using a probability-weighted discounted cash flow model, or Monte Carlo simulation, based on significant inputs. Changes in fair value are recognized as change in contingent consideration within other expenses in the consolidated statement of operations.

Interest Expense

Interest expense consists primarily of interest incurred on the Notes.

Tax Expense / Benefit

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period that includes the enactment date. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following is a tabular presentation of our audited consolidated operating results for the years ended December 31, 2025 and 2024 (in thousands): Results for 2025 are inclusive of Melinta’s operations from the acquisition date of August 29, 2025 through December 31, 2025, while the prior period does not include combined results. The below discussion of changes to our revenue and expenses compared to the prior year largely focus on material factors independent of the acquisition.

	2025	2024	Net of Change Increase (Decrease)
Revenue	$304,344	$43,472	600%
Contract Revenue	7,365	-	100%
Total Revenue	311,709	43,472	617%
Cost of sales	22,089	3,034	628%
Intangible Amortization	13,872	156	8,792%
Gross profit (loss)	275,748	40,282	585%
Operating Expenses:
Research and development	19,333	3,942	390%
Selling and marketing	38,054	28,737	32%
General and administrative	68,220	29,959	128%
Total operating expenses	125,607	62,638	101%
Income (loss) from operations	150,141	(22,356)	(772)%
Interest income	3,846	2,579	49%
Foreign exchange transaction loss	(52)	(31)	68%
Unrealized gain on marketable security	5,364	-	100%
Other Income	-	519	(100)%
Change in contingent consideration	(6,501)	-	100%
Interest expense	(2,782)	(36)	7,628%
Total other income (expenses)	(125)	3,031	(104)%
Income (loss) before income taxes	150,016	(19,325)	(876)%
Tax (benefit)	(13,039)	(1,395)	835%
Net income (loss)	163,055	(17,930)	(1,009)%
Other comprehensive (loss) income	(88)	(3)	2,833%
Comprehensive income (loss)	$162,967	$(17,933)	(1,009)%

Revenue. Revenue for the year ended December 31, 2025 was $311.7 million as compared to $43.5 million for the same period in 2024, an increase of $268.2 million, or 617%.

For the years ended December 31, 2025 and 2024, product sales were $304.3 million and $43.5 million, respectively, representing an increase of $260.8 million, or 600%. Product sales during fiscal year 2024 and 2025 consist primarily of sales of DefenCath, which was approved by the FDA in November 2023 and launched in the U.S in April 2024 (inpatient setting) and July 2024 (outpatient setting) and reflects the shipment of DefenCath to direct customers and specialty distributors, net of estimates for applicable variable consideration.  Revenue from the Melinta Portfolio represents $45.5 million of product sales, net of applicable variable consideration, for the post-acquisition period, starting August 29, 2025.

In 2024, we entered into multi-year commercial supply agreements with a large and several mid-sized dialysis organizations. Each dialysis provider customized its implementation plan to provide access to patients based on a variety of clinical and other factors. We believe the currently contracted customer base represents roughly 60% of the outpatient dialysis centers in the U.S. in terms of the total addressable patient market. During the second quarter of 2025, the Company’s largest volume customer commenced ordering, patient utilization commenced in the third quarter of 2025, driving significant sales growth in the second half of 2025 relative to the first half.

Contract revenue for 2025 is related solely to the acquired operations of Melinta after the Closing Date of August 29, 2025 and reflects $4.2 million earned under the BARDA agreement and $3.2 million related to milestone, royalty, and inventory revenue under Melinta’s licensing agreements.

The following is a summary of our Total Revenue between the DefenCath sales and the contribution from the Melinta Portfolio from the Closing Date of August 29, 2025 through the end of 2025. The table below represents consolidated revenue for the year ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Product Sales:
DefenCath	$258,813	$43,472
Melinta Portfolio	45,531	-
Total product sales	304,344	43,472
Contract Revenue	7,365	-
Total Revenue	$311,709	$43,472

Cost of Revenue. Cost of revenue for the year ended December 31, 2025 was $22.1 million as compared to $3.0 million for the same period in 2024, an increase of $19.1 million, or 628%. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath and the Melinta Portfolio, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. The increase from 2024 to 2025 is primarily driven by higher product sales and to a lesser extent, costs associated with the sales of the Melinta Portfolio.

Intangible Asset Amortization. Amortization of intangible assets was $13.9 million and $0.2 million for the year ended December 31, 2025 and 2024, respectively. The increase was primarily due to the intangible assets acquired in connection with the Merger.

Research and Development Expense. R&D expense for the year ended December 31, 2025 was $19.3 million, an increase of $15.4 million, or 390%, from $3.9 million for the same period in 2024. The increase was due primarily to the increases in personnel and clinical trial services in support of the ongoing clinical studies initiated in the fourth quarter of 2024 as well as severance costs and the incremental cost of Melinta’s operations starting on August 29, 2025.

Selling and Marketing Expense. S&M expense was $38.1 million for the year ended December 31, 2025, an increase of $9.4 million, or 32%, from $28.7 million for the same period in 2024. These increases were primarily due to severance costs and the incremental cost of Melinta’s operations starting on August 29, 2025 and the termination cost associated with the Syneos contract, offset by additional marketing costs related to the pre-launch and launch of DefenCath in 2024.

General and Administrative Expense. G&A expense for year ended December 31, 2025 was $68.2 million, an increase of $38.2 million, or 128%, from $30.0 million for the same period in 2024. These increases were primarily driven by the Merger-related transaction costs, severance costs, the incremental cost of Melinta’s operations starting on August 29, 2025 including higher headcount with the combined company, non-cash charges for stock-based compensation and an increase in costs related to business development.

Interest Income. Interest income was $3.8 million for the year ended December 31, 2025 compared to $2.6 million for the same period last year, an increase of $1.2 million, or 49%, driven by higher average cash balances.

Unrealized Gains on Marketable Security. Unrealized gain on marketable security represents the change in fair value for our marketable equity securities in Talphera, a publicly-traded biotechnology company, from the date that the stock was acquired to December 31, 2025. Fair value is determined based on the closing stock price of Talphera on the balance sheet date. For the year ended December 31, 2025, we recognized an unrealized gain on marketable security of $5.4 million related to the increase in fair value of our Talphera stock.

Change in Contingent Consideration. For the year ended December 31, 2025, we recognized a $6.5 million change in contingent consideration, primarily driven by the changes in the present value of expected payments resulting from discount accretion and updates to the risk-free rate used in the initial Closing Date valuation. As the Merger closed in 2025, there was no comparative amount in 2024.

Interest Expense. Interest expense was $2.8 million for the year ended December 31, 2025 compared to $0.0 million for the same period last year, an increase of $2.8 million. This was primarily driven by the interest expense and accretion related to the Notes.

Tax Benefit. The tax benefit for year ended December 31, 2025 was $13.0 million, an increase of $11.6 million, or 835% from $1.4 million for the same period in 2024. As of December 31, 2025, the Company partially released a valuation allowance primarily related to US Federal net operating losses (“NOLs”). The release of valuation allowance was mainly attributed to the expected utilization of historical CorMedix federal NOLs. The Company will continue to evaluate the realizability of its remaining deferred tax assets each reporting period and adjust the valuation allowance as appropriate based on changes in cumulative results, forecasts of future taxable income, or other objective evidence as required by ASC 740-10-35. The tax benefit from the release of the valuation allowance was partially offset by state taxes.

Other Comprehensive (Loss) Income. Unrealized foreign exchange movements related to long-term intercompany loans, the translation of the foreign affiliate financial statements to U.S. dollars and unrealized movements related to short-term investment are recorded in other comprehensive (loss) income. The foreign entity was dissolved in 2025.

Liquidity and Capital Resources

Sources of Liquidity

We achieved profitability for the year ended December 31, 2025, driven primarily by product sales of DefenCath. In addition, we received net proceeds of $7.8 million from the issuance of 715,051 shares of common stock under our at-the-market-issuance sales agreement (“ATM program”), we raised net proceeds of $144.3 million from the Notes offering in August 2025 and $82.4 million from the Follow-On Offering in June 2025. We may continue to utilize external sources of cash to further fund operations. See Notes 7 and 10, respectively, to the Consolidated Financial Statements for further details on the Notes, Follow-On Offering, and ATM program.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $175.0 million as compared to net cash used in operating activities of $50.6 million for the same period in 2024. Net cash provided by operating activities was primarily attributable to the net income of $163.1 million for the year ended December 31, 2025 compared to a net loss of $17.9 million in the comparison period in 2024.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for year ended December 31, 2025 was $308.4 million as compared to $21.2 million of net cash provided by investing activities for the same period in 2024. The net cash used during the year ended December 31, 2025, was mainly driven by the acquisition of Melinta.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 of $238.5 million was attributable to the Notes Offering in August 2025, the Follow-On Offering in June 2025, and from our ATM program. Net cash provided by financing activities for the year ended December 31, 2024 was $26.3 million attributable to the net proceeds received from the sale of our common stock in our ATM program and stock option exercises.

Funding Requirements and Liquidity

Our total cash, cash equivalents and short-term investments as of December 31, 2025, was $148.5 million, excluding restricted cash of $1.0 million, compared with $51.7 million as of December 31, 2024, excluding restricted cash of $0.1 million. As of December 31, 2025, $22.1 million of the Company’s common stock remains available for potential sale under the ATM program. Additionally, we have $15.0 million of remaining capacity available under our 2024 Shelf Registration Statement for the issuance of Company securities.

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

We currently estimate that as of December 31, 2025, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of these financial statements.

Contractual Obligations

We entered into a seven-year operating lease agreement in March 2020 for an office space at 300 Connell Drive, Berkeley Heights, New Jersey 07922. The lease agreement, with a monthly average cost of approximately $17,000, commenced on September 16, 2020 and has a term through October 2027.

Following the Merger, the Company now has operating leases for two additional offices; a lease agreement for our corporate headquarters at 389 Interpace Parkway, Parsippany, New Jersey, which expires in March 2030, and a sublease agreement for an office facility in Lake Forest, Illinois, which expires in September 2031. The total monthly expense associated with these leases is approximately $60,000.

In addition, following the Merger, we have finance leases for numerous vehicles that are used by certain field-based employees The lease term for each vehicle is between 48 to 60 months with an aggregate approximate monthly expense of $70,000.

In connection with the Merger, we are required to make certain contingent payments to the former Melinta equity holders. Upon the issuance of the FDA marketing approval of REZZAYO (or any product that contains the active ingredient rezafungin), for the prevention or prophylaxis of invasive fungal infections in adult patients undergoing allogeneic stem cell blood and marrow transplant or the regulatory equivalent (the “REZZAYO Second Indication”) on or prior to June 30, 2029, the Company shall pay, in cash or common shares, par value $0.001 per share, of the Company at the Company’s election, to the former Melinta equity holders the following payments (the “REZZAYO Milestone”):

(i)	if the FDA-approved labeling includes candida, $20 million;

(ii)	if the FDA-approved labeling includes aspergillus, $2.5 million; and

(iii)	if the FDA-approved labeling includes pneumocystis, $2.5 million.

Further, we are obligated to pay to the former Melinta equity holders tiered royalties on REZZAYO U.S. net sales and low-single-digit royalties on MINOCIN U.S. net sales.

In addition, in connection with the Merger, we assumed certain commitments under the REZZAYO License Agreement that Melinta held with its licensor Mundipharma, including a regulatory milestone of between $30 million and $40 million upon receipt of FDA approval for the REZZAYO Second Indication, a number of commercial milestones upon exceeding certain net sales targets, and tiered net sales-based royalties. The REZZAYO License Agreement additionally stipulates that upon the earlier of thirty-days following the receipt of the marketing approval for the prophylaxis indication or on June 30, 2028, we will assume all rights, title and interest in and to all product filings for the current product in the U.S.

In connection with the purchase of the active pharmaceutical ingredient (API) for VABOMERE, we have committed to API deliveries from the CMO in 2026 with a total cost of €5.9 million, subject to inflation adjustments.

In December 2024, the Company entered into a three-year agreement with Syneos Health Commercial Services, LLC (“Syneos”) under which Syneos agreed to provide a dedicated inpatient field sales force to exclusively promote DefenCath to hospitals and health systems. The Company paid an up-front implementation fee and was obligated to pay a fixed monthly fee.  The Company signed a termination agreement, effective October 1, 2025 whereas the related services to CorMedix were completed on December 31, 2025.  As of December 31, 2025, the Company has a total net obligation of $2.3 million, consisting of $1.3 million of accrued termination fees and $1.6 million of unpaid expenses incurred through December 31, 2025, which will be partially offset by a security deposit of $0.6 million. We expect complete settlement to occur during the first quarter of 2026.

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

●	Litigation contingencies are assessed and judgments are made to determine if an unfavorable outcome is considered probable or reasonably possible, and when considered reasonably possible but not probable, the contingency is disclosed along with an estimate of the possible loss or range of loss. If a liability is possible or probable, but no reasonable estimation of loss can be made, we will disclose the nature of the contingency and state that such an estimate cannot be made. Such estimates and judgements are based on information obtained through the discovery process, court filings and follow on filings by the plaintiffs as well as the stage of litigation.

●	We account for product revenue from the sale of our Products in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which entails our estimates and judgments primarily in determining the transaction price and more specifically as it relates to variable consideration associated with the contracts. Our customers are primarily located in the United States and consist primarily of outpatient service providers and to a lesser extent specialty wholesale distributors. Variable consideration pertaining to an allowance for product returns of short-dated or expired product requires estimation as our customers may have differing utilization, storage and distribution methods and we do not yet have significant historical trends specific to DefenCath. The Company’s product return accrual takes into consideration estimates of product held by its customers, the distribution channel, the shelf life of the product held by customers, as well as when the product is eligible for return based on our returns good policy. We have established the estimate for returns based on specific customer circumstances, industry best practices and management experiences, which will continuously be refined as new information is received. At December 31, 2025, we had $18.3 million in accrued returns allowance, including the balance recorded for the Melinta Portfolio.

Variable consideration pertaining to accrued Medicaid rebates requires estimation as our customers may have differing utilizations rates of Medicaid coverage, different utilization within States which may be in either the primary or secondary positions, together with as well as general fluctuations in patient populations over time. Based on the relatively short time since product launch of DefenCath and the inherent lag time in states’ Medicaid processing, the utilization of information the Company has received is limited and, as such, there is a lack of significant historical trends for Medicaid utilization. The Company’s accrual does take into consideration its customers’ recent actual Medicaid utilization rates as well as anticipated Medicaid utilization rates. At December 31, 2025, the Company had $12.4 million in accrued Medicaid rebates, including the balance recorded for the Melinta Portfolio.

During the year ended December 31, 2025, a change in estimate was recorded for variable consideration pertaining to Medicaid rebates, specific to DefenCath. During the three months ended June 30, 2025, new information was obtained by the Company surrounding Medicaid utilization rates for certain states that reimburse service providers using DefenCath. The resulting change in accounting estimate negatively impacted net sales, income from continuing operations and net income for the year ended December 31, 2025. The resulting change in estimate negatively impacts full year 2025 revenue, continuing operations and net income in the amount of $1.7 million. This impacted basic and diluted earnings per share by $0.02 and $0.02 per share, which would have caused earnings per share and diluted earnings per share to be $2.27 and $2.06 respectively. , with a corresponding net income of $164.7 million.

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

As a result of this conclusion, the Company partially released its valuation allowance previously recorded against its deferred tax assets, recognizing an income tax benefit of $61.5 million for the year ended, December 31, 2025. The release of valuation allowance was mainly attributed to the expected utilization of historical CorMedix federal NOLs. The Company will continue to evaluate the realizability of its remaining deferred tax assets each reporting period and adjust the valuation allowance as appropriate based on changes in cumulative results, forecasts of future taxable income, or other objective evidence as required by ASC 740-10-35.

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

We engaged a third-party professional service provider to assist us in determining the fair values of the purchase consideration, assets acquired, and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to contingent liabilities associated with the purchase price and intangible assets, such as developed product rights and in-process research and development programs. Critical estimates that we have used in valuing these elements include, but are not limited to, future expected cash flows using valuation techniques (i.e., Monte Carlo simulation models) and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our year ended December 31, 2025, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls Assessment

In connection with the preparation of our annual consolidated financial statements for the year ended December 31, 2025, management identified a deficiency in its internal control over financial reporting related to the operational effectiveness of an internal control to ensure adequate and timely review of significant, non-routine transactions.

During the third quarter of 2025, the Company had recently completed a large acquisition and a convertible debt offering, and as a result, encountered numerous and competing financial reporting demands with a limited number of finance resources and with heavy reliance on a third-party accounting firm. The capacity constraints of our team at this time contributed to the control deficiency, which resulted in an immaterial error in the measurement of equity-based consideration and goodwill that were recorded on the Company’s consolidated balance sheet as of September 30, 2025 in connection with the acquisition of Melinta. The Company made appropriate corrections of this error during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025.

While the error did not result in a material misstatement or a restatement of the Company’s consolidated financial statements, management concluded that there is a reasonable possibility that a material misstatement could have occurred without being prevented or detected on a timely basis, and therefore, the control deficiency was deemed to be a material weakness.

Managements’ Internal Controls Conclusions

In connection with the preparation of our annual consolidated financial statements, management, including, our Principal Executive and Financial Officer, has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criterial established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described above.

In addition, as of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company excluded Melinta from our assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a business combination during 2025. Total assets and total revenues of Melinta, a wholly-owned subsidiary, represent 62 percent and 17 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Remediation Efforts

Management has initiated remediation measures designed to address the material weakness identified above. These measures include the implementation of an enhanced review control over the accounting for significant non-routine transactions, including the preparation of contemporaneous technical accounting memoranda and enhanced management review and approval procedures.

In connection with remediation efforts, management will evaluate its workforce capacity relative to resourcing needs to determine if additional resources, including both internal and external to the Company, are necessary to facilitate timely analysis and review of significant non-routine transactions. In addition, Management believes that the integration of the financial systems and streamlining the combined-company close process this year will create additional capacity within the finance function to support the remediation efforts.

The material weakness will be considered remediated once the applicable controls have been fully implemented, have operated for a sufficient period of time, and have been tested for operating effectiveness.

Item 9B. Other Information

Rule 10b5-1 Plans

During the quarter ended December 31, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, or an amendment to this Annual Report, and is hereby incorporated by reference.

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

Item 11. Executive Compensation

The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, or an amendment to this Annual Report, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, or an amendment to this Annual Report, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, or an amendment to this Annual Report, and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, or an amendment to this Annual Report, and is hereby incorporated by reference.

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

3. Exhibit Index. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed or Furnished Herewith
1.1	At-the-Market Issuance Sales Agreement, dated August 12, 2021, by and among CorMedix Inc., Truist Securities, Inc. and JMP Securities LLC	8-K	08/12/2021	1.1
2.1	Agreement and Plan of Merger, dated as of August 7, 2025, by and among CorMedix Inc., Melinta Therapeutics, LLC, Coriander BidCo LLC and Deerfield Private Design Fund IV, L.P., solely in its capacity as representative, agent and attorney-in-fact of the Company Members	8-K	08/07/2025	2.1
3.1	Form of Amended and Restated Certificate of Incorporation	S-1/A	3/01/2010	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated February 24, 2010	S-1/A	3/19/2010	3.5
3.3	Second Amended and Restated Bylaws as amended October 8, 2020	8-K	10/14/2020	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 3, 2012	10-K	3/27/2013	3.3
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 9, 2017	8-K	8/10/2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 25, 2019	8-K	3/25/2019	3.1
3.7	Amended and Restated Certificate of Designation of Series C-3 Non-Voting Convertible Preferred Stock of CorMedix Inc., filed with the Delaware Secretary of State on September 15, 2014	8-K	9/16/2014	3.16

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed or Furnished Herewith
3.8	Third Amended and Restated Certificate of Designation of the Series E Convertible Preferred Stock of CorMedix Inc., dated August 6, 2025.	10-Q	8/07/2025	3.1
4.1	Specimen of Common Stock Certificate	S-1/A	3/19/2010	4.1
4.2	Description of Capital Stock of CorMedix Inc.				X
4.3	Form of Indenture, to be entered into by and between CorMedix Inc. and U.S. Bank Trust Company, National Association	8-K	08/07/2025	4.1
4.4	Form of 4.00% Convertible Senior Notes due 2030 of CorMedix Inc. (included in Exhibit 4.1)	8-K	08/07/2025	4.2
10.1*	License and Assignment Agreement, dated as of January 30, 2008, between CorMedix Inc. and ND Partners LLC	S-1/A	12/31/2009	10.5
10.2+	Form of Indemnification Agreement between CorMedix Inc. and each of its directors and executive officers	10-Q	5/15/2023	10.1
10.3	Backstop Agreement, dated November 9, 2017, between CorMedix Inc. and the investor named therein	8-K	11/13/2017	10.2
10.4	Form of Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein	8-K	11/13/2017	10.3
10.5	Amendment No. 1, dated as of December 11, 2017, to Registration Rights Agreement, dated November 9, 2017, by and between CorMedix Inc. and the investor named therein	8-K	12/11/2017	10.1
10.6	Securities Purchase Agreement, dated December 31, 2018, between CorMedix Inc. and the investor named therein	8-K	1/03/2019	10.1
10.7	Securities Exchange Agreement, dated August 14, 2019, by and among CorMedix Inc. and the Existing Security holders listed on the Schedule of Holders thereto	8-K	8/15/2019	10.1
10.8	Amended and Restated Registration Rights Agreement, dated as of September 6, 2019, by and among CorMedix Inc. and Manchester Securities Corp., and Elliot International, L.P. and Elliot Associates, L.P.	8-K	9/11/2019	10.1
10.9+	Amended and Restated 2019 Omnibus Stock Incentive Plan	S-8	10/26/2022	99.1
10.10+	Amendment No. 1 to the Amended and Restated CorMedix Inc. 2019 Omnibus Stock Incentive Plan	8-K	11/21/2024	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed or Furnished Herewith
10.11+	Amendment No. 2 to the Amended and Restated CorMedix Inc. 2019 Omnibus Stock Incentive Plan.	10-Q	11/12/2025	10.5
10.12+	2021 Executive Bonus Plan	8-K	12/23/2021	10.1
10.13	Contingent Payment Agreement, dated August 29, 2025, by and among Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., CorMedix Inc., a Delaware corporation, Melinta Therapeutics, LLC, and Deerfield Private Design Fund IV, L.P., a Delaware limited partnership, solely in its capacity as representative	8-K	9/2/2025	10.1
10.14	Registration Rights Agreement, dated August 29, 2025, by and among CorMedix Inc., Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P. and each other Holder (as defined in the Registration Rights Agreement)	8-K	9/2/2025	10.2
10.15+	Executive Employment Agreement, dated December 12, 2023, between CorMedix Inc. and Beth Zelnick Kaufman.	10-K	3/25/2025	10.16
10.16+	Employment Agreement by and between CorMedix, Inc. and Susan Blum, dated August 28, 2025	8-K	9/2/2025	10.3
10.17+	Employment Agreement by and between CorMedix, Inc. and Elizabeth Hurlburt, dated August 29, 2025	8-K	9/2/2025	10.4
10.18+	Employment Agreement by and between CorMedix, Inc. and Matthew David, dated August 31, 2025	8-K	9/2/2025	10.5
10.19+	Amended and Restated Employment Agreement by and between CorMedix, Inc. and Joseph Todisco, dated January 5, 2026.				X
19.1	Insider Trading Policies and Procedures				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm (CBIZ CPAs P.C)				X
23.2	Consent of Independent Registered Public Accounting Firm (Marcum LLP)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Board Policy on Recouping Incentive Compensation	10-K	3/12/2024	97.1
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.
**	Portions of the exhibit have been omitted in reliance on Item 601(b)(10)(iv) of Regulation S-K.
***	These certifications are furnished.
+	Indicates management contract or compensation plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

March 5, 2026	By:	/s/ Joseph Todisco
Joseph Todisco
Chief Executive Officer
(Principal Executive Officer)

March 5, 2026	By:	/s/ Susan Blum
Susan Blum
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Todisco	Chief Executive Officer, Director and Chairman of the Board	March 5, 2026
Joseph Todisco	(Principal Executive Officer)

/s/ Susan Blum	Executive Vice President and Chief Financial Officer	March 5, 2026
Susan Blum	(Principal Financial and Accounting Officer)

/s/ Myron Kaplan	Lead Independent Director	March 5, 2026
Myron Kaplan

/s/ Janet Dillione	Director	March 5, 2026
Janet Dillione

/s/ Gregory Duncan	Director	March 5, 2026
Gregory Duncan

/s/ Alan Dunton	Director	March 5, 2026
Alan Dunton

/s/ Steven Lefkowitz	Director	March 5, 2026
Steven Lefkowitz

/s/ Robert Stewart	Director	March 5, 2026
Robert Stewart

CORMEDIX INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Financial Statements Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

CorMedix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CorMedix Inc. (the “Company”) and Subsidiaries as of December 31, 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 8 to the financial statements, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). We have also audited the adjustments to the 2024 financial statements to retrospectively adjust the disclosures for the adoption of ASU 2023-09 in 2025. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Variable Consideration: Revenue Recognition

Critical Audit Matter Description

As discussed in Note 2 of the financial statements, the Company includes estimates of variable consideration in its transaction price at the time control of the product transfers to the customer. The variable consideration includes an estimate for future product returns, chargebacks and Medicaid rebates in the same period as the related sale occurs. At December 31, 2025, the Company had $35 million in accrued returns, chargebacks and Medicaid rebates.

Auditing the product returns, chargebacks and Medicaid rebates liabilities is challenging because of the subjectivity of certain assumptions required to estimate the liabilities. In calculating the appropriate accrual amount, the Company considers historical returns and payments by product as a percentage of their historical sales as well as any significant changes in sales trends, the lag in payment timing, changes in rebate contracts, an evaluation of the current Medicaid laws and interpretations, the percentage of products that are sold via Medicaid, and product pricing. Given variability in prescription drug costs and variability in prescription data, historical information may not be predictive for management to estimate the variable consideration and thus, management supplements its historical data analysis with qualitative adjustments based upon current expectations, particularly for select products which contribute the largest portion of the Company's revenue.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the procedures over management’s process for the estimation of sales returns, Medicaid rebates and chargebacks. Our audit procedures included, among others, evaluating for reasonableness the significant assumptions used in the product profiles including the contractual terms of the chargeback rates, Medicaid pricing information and other regulatory factors. Our testing involved assessing the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performing analytical procedures, based on internal and external data sources, to evaluate the completeness of the reserves. We estimated the reserves using internal information and historical data and compared the result to the Company’s estimated reserves. Additionally, our procedures included reviewing a sample of contracts, testing a sample of product returns, chargebacks and Medicaid rebate payments and testing the underlying data used in management’s evaluation.

Auditing the Fair Value of Contingent Consideration and Intangible Assets Acquired in a Business Combination

Critical Audit Matter Description

As described in Note 3 to the financial statements, the Company completed the acquisition of Melinta Therapeutics, LLC on August 29, 2025 for total consideration of $453.7 million and included fair value of contingent consideration of $95.9 million. The Company accounted for this transaction as a business combination under the acquisition method of accounting whereby the fair value of the consideration transferred was allocated to the assets acquired, including intangible assets, excluding goodwill, of $391.1 million and assets and liabilities assumed based upon their acquisition date fair values. Management estimated the fair value of the contingent consideration liability using the probability weighted outcome and discounting the estimated payments and the Monte Carlo simulation for the product royalties. Management estimated the fair value of the intangible assets using the Multi-Period Excess Earnings Method valuation technique for all marketed products and in-process research and development whereby residual forecasted cash flows expected to be derived from the intangible asset over the economic life of the asset, adjusted for expected attrition, are discounted to present value.

We identified the valuation of the contingent consideration and intangible assets at the acquisition date as a critical audit matter because of the significant assumptions management used in estimating the fair values, including forecasted cash flows and the selection of a discount rates used. Auditing management’s assumptions involved a high degree of auditor judgment and an increased audit effort, including the use of valuation specialists, due to the impact these assumptions could have on the accounting estimates.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the procedures over management’s technical accounting analysis and valuation process. We inspected the governing agreements for the transaction and evaluated the application of the Company’s technical accounting analysis including evaluating the terms and management’s conclusion on the interpretation and application of the relevant accounting literature. We tested the reasonableness of management’s forecasted cash flows used in the valuation of the intangible assets and contingent consideration. This testing included analyzing historical revenue trends, margins, and capital expenditures and comparing them to the forecasted amounts. With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology used, the reasonableness of the key inputs and assumptions to develop the fair value measurements, and verified the accuracy and completeness of the underlying data utilized.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2014 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey
March 5, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

CorMedix Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Notes 2 and 8 to the consolidated financial statements, the accompanying consolidated balance sheet of CorMedix Inc. (the “Company”) and Subsidiaries as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the adjustments discussed in Notes 2 and 8 to the financial statements are not presented herein). In our opinion, based on our audit, the financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 2 and 8 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 2 and 8 to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2014 to 2025.

Morristown, New Jersey

March 25, 2025

CorMedix Inc. And Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$144,837	$40,651
Short-term investments	3,694	11,037
Account receivables, net	171,233	51,654
Inventories	29,716	7,600
Prepaid expenses and other current assets (including restricted cash of $656 and $0 at December 31, 2025, and December 31, 2024)	17,571	3,633
Total current assets	367,051	114,575
Property and equipment, net	5,959	1,829
Other long-term assets (including restricted cash of $332 and $105 at December 31, 2025, and December 31, 2024, net of current)	23,816	105
Goodwill	30,002	-
Intangible asset, net	379,072	1,844
Deferred tax assets	16,276	-
Operating lease right-of-use assets, net	3,020	493
Finance lease- right-of-use assets, net	946	-
TOTAL ASSETS	$826,142	$118,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,884	$1,720
Accrued expenses	161,921	31,952
Contingent Consideration, short-term	3,015	-
Operating lease liabilities, short-term	853	168
Financing lease liability, short-term	596	-
Total current liabilities	174,269	33,840
Convertible senior notes, net of deferred financing costs	144,626	-
Contingent Consideration, net of current portion	99,101	-
Operating lease liabilities, net of current	2,253	349
Finance lease liabilities, net of current	586	-
TOTAL LIABILITIES	420,835	34,189

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 91,623 and 136,623 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Common stock - $0.001 par value: 160,000,000 shares authorized at December 31, 2025 and 2024; 79,260,667 and 64,411,295 shares issued and outstanding at December 31, 2025 and 2024, respectively	79	64
Accumulated other comprehensive gain	3	91
Additional paid-in capital	581,800	424,132
Accumulated deficit	(176,575)	(339,630)
TOTAL STOCKHOLDERS’ EQUITY	405,307	84,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$826,142	$118,846

The accompanying notes are an integral part of these consolidated financial statements.

CorMedix Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	December 31,
	2025	2024
Revenue:
Product sales, net	$304,344	$43,472
Contract revenue	7,365	-
Total Revenues	311,709	43,472
Cost of sales (exclusive of amortization of intangibles)	22,089	3,034
Amortization of intangibles	13,872	156
Gross profit	275,748	40,282
Operating Expenses:
Research and development	19,333	3,942
Selling and marketing	38,054	28,737
General and administrative	68,220	29,959
Total operating expenses	125,607	62,638
Income (Loss) From Operations	150,141	(22,356)
Other Income (Expense):
Interest income	3,846	2,579
Foreign exchange transaction loss	(52)	(31)
Unrealized gain on marketable security	5,364	-
Other income	-	519
Change in contingent consideration	(6,501)	-
Interest expense	(2,782)	(36)
Total other income (expense)	(125)	3,031
Net Income (Loss) Before Income Taxes	150,016	(19,325)
Income Tax (benefit)	(13,039)	(1,395)
Net Income (Loss)	163,055	(17,930)
Other Comprehensive Income (Loss):
Unrealized (loss) from investments	(2)	(5)
Foreign currency translation gain (loss)	(86)	2
Total other comprehensive (loss)	(88)	(3)
Comprehensive Income (Loss)	$162,967	$(17,933)
Net Income (Loss) Per Common Share – Basic	$2.25	$(0.30)
Net Income (Loss) Per Common Share – Diluted	$2.04	$(0.30)
Weighted Average Common Shares Outstanding – Basic	72,034	58,872
Weighted Average Common Shares Outstanding – Diluted	80,308	58,872

The accompanying notes are an integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Preferred Stock – Series C-3, Series E, Series F and Series G		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance at December 31, 2023	54,938	$55	182	$-	$94	$391,693	$(321,700)	$70,142
Stock issued in connection with ATM sale of common stock, net	3,050	3	-	-	-	18,879	-	18,882
Stock issued in connection with the exercise of pre-funded warrants	2,501	3	-	-	-	-	-	3
Stock issued in connection with options exercised	1,358	1	-	-	-	7,723	-	7,724
Conversion of Series G preferred stock to common stock	2,502	2	(45)	-	-	(2)	-	-
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	84	-	-	-	-	(290)	-	(290)
Cancelation of shares held in escrow	(22)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	6,129	-	6,129
Other comprehensive loss	-	-	-	-	(3)	-	-	(3)
Net loss	-	-	-	-	-	-	(17,930)	(17,930)
Balance at December 31, 2024	64,411	$64	137	$-	$91	$424,132	$(339,630)	$84,657
Stock issued in connection with ATM sale of common stock, net	715	1	-	-	-	7,787	-	7,788
Stock issued in connection with options exercised	1,511	2	-	-	-	6,387	-	6,389
Stock issued in connection with public offering, net	6,605	6	-	-	-	82,364	-	82,370
Stocks issued in connection with Melinta acquisition	3,324	3	-	-	-	49,289	-	49,292
Conversion of Series G preferred stock to common stock	2,502	3	(45)	-	-	(3)	-	-
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	193	-	-	-	-	(1,988)	-	(1,988)
Stock-based compensation	-	-	-	-	-	13,832	-	13,832
Elimination of cumulative translation adjustment upon closing of wholly-owned subsidiary	-	-	-	-	(84)	-	-	(84)
Other comprehensive loss	-	-	-	-	(4)	-	-	(4)
Net income	-	-	-	-	-	-	163,055	163,055
Balance at December 31, 2025	79,261	79	92	-	3	581,800	(176,575)	405,307

The accompanying notes are an integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$163,055	$(17,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,832	6,129
Change in right-of-use assets	438	148
Depreciation	677	154
Amortization of intangible	13,872	156
Change in contingent consideration	6,501	-
Change in fair value of equity securities	(5,364)	-
Deferred income taxes	(25,797)	-
Amortization of debt finance costs	398	-
Provision for current expected credit losses	252	137
Gain on liquidation of foreign entity	(86)	-
Changes in operating assets and liabilities:
Increase in account receivables	(90,924)	(51,791)
Increase in inventory	(3,478)	(5,493)
Increase in prepaid expenses and other current assets	(2,061)	(2,399)
(Decrease) Increase in accounts payable	3,329	(2,560)
Increase in accrued expenses	100,771	22,985
Decrease in operating lease liabilities	(308)	(151)
Payment of contingent liability	(61)	-
Net cash provided by (used in) operating activities	175,046	(50,615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(308,511)	-
Investment in equity securities	(5,000)	-
Purchase of short-term investments	(47,952)	(26,769)
Maturity of short-term investments	55,293	48,116
Purchase of equipment	(2,260)	(116)
Net cash provided by (used in) investing activities	(308,430)	21,231
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from public offering, net	82,370	-
Proceeds from senior convertible notes	150,000	-
Proceeds from sale of common stock from at-the-market program, net	7,788	18,882
Payment of employee withholding taxes on vested restricted stock units	(1,988)	(290)
Proceeds from exercise of pre-funded warrants	-	3
Proceeds from exercise of stock options	6,389	7,724
Payment of debt issuance costs associated with the convertible notes	(5,729)	-
Payment of contingent consideration liabilities	(189)
ROU financing lease fees	(188)	-
Net cash provided by financing activities	238,453	26,319
Foreign exchange effects on cash	-	(2)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	105,069	(3,067)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	40,756	43,823
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$145,825	$40,756

Cash paid for interest	$17	$36

Supplemental Disclosure of Non-Cash, Investing, and Financing Activities:
Liability related to license agreement	$-	$2,000
Unpaid debt issuance costs associated with the convertible notes	43	-
Issuance of common stock for Melinta acquisition	49,292	-
Fair value of contingent payments	95,865	-
ROU assets and liabilities for finance lease	203	-
Fair value of assets acquired from Melinta	513,977	-
Liabilities assumed from Melinta	45,430	-
Goodwill recognized on Melinta	30,002	-

The accompanying notes are an integral part of these consolidated financial statements.

CORMEDIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business:

Organization and Business:

CorMedix Inc. ( “CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006. The Company is a biopharmaceutical company focused on developing and commercializing therapeutic products for life-threatening diseases and conditions. The Company commercializes its lead product, DefenCath® (taurolidine and heparin) in the United States. CorMedix launched the product commercially in 2024 in both the hospital inpatient and outpatient hemodialysis settings of care.

On August 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Melinta Therapeutics, LLC, a Delaware limited liability company (“Melinta”), which transaction closed on August 29, 2025 (the “Merger”). The acquisition of Melinta expanded the Company’s team and commercial platform and increased the commercial portfolio with six marketed, hospital- and clinic-focused infectious disease products, comprised of REZZAYO® (rezafungin for injection), MINOCIN® (minocycline) for Injection, VABOMERE® (meropenem and vaborbactam), KIMYRSA® (oritavancin), ORBACTIV® (oritavancin), BAXDELA® (delafloxacin), and an additional well-established cardiovascular product, TOPROL-XL® (metoprolol succinate) (together, the “Melinta Portfolio”, and, together with DefenCath, “our Products”). REZZAYO is currently approved for the treatment of candidemia and invasive candidiasis in adults, with an ongoing Phase III study for the prophylaxis of invasive fungal infections in adult patients undergoing allogeneic blood and marrow transplantation. The completion of the Phase III study for REZZAYO is expected in 2026.

The financial results of Melinta are included in the Company’s consolidated financial statements starting August 29, 2025. Further information relating to the acquisition of Melinta, including the related financing transaction, is included in Note 3.

Note 2 - Summary of Significant Accounting Policies:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including the Company’s wholly owned subsidiary CorMedix Europe GmbH which was dissolved during the year ended December 31, 2025. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s consolidated balance sheets and the reported The more significant areas in which estimates and the exercise of judgment include: variable consideration for product returns and Medicaid utilization rates; realization of receivables, valuation of inventory; valuation and measurement of contingent consideration, in-process research and development (“IPR&D”), amortizable intangibles, and goodwill in connection with business combinations; share-based payment grant date valuation; deferred tax asset valuation changes; and contingent liability recognition and disclosures. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2025 presentation.

Business Combinations

The Company accounts for business combinations in accordance with FASB Accounting Standard Codification Topic No. 805, Business Combinations (“ASC 805”), which requires that all business combinations be accounted for using the acquisition method of accounting. Under this method, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are recognized at their fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the identifiable net assets acquired is recorded as goodwill.

In evaluating whether a transaction represents the acquisition of a business, the Company applies the guidance in ASC 805, considering whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If not, the Company evaluates whether the acquired set includes an input and a substantive process that together significantly contribute to the ability to create outputs. Transactions that meet these criteria are accounted for as business combinations; otherwise, they are accounted for as asset acquisitions under ASC 805-50.

For the acquisition of a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company conducts a valuation analysis to determine the fair value of significant tangible and intangible assets acquired, including marketed product values, trademarks, and IPR&D. Management determines the fair values of working capital accounts, property and equipment, and certain other assets and liabilities based on available information and market data.

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

Accounts Receivable and Allowances

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of current information, forecasts of future economic conditions, industry knowledge and to some extent our historical experience. The Company determines its allowance methodology by pooling receivable balances. The Company considers various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. Also, to the extent any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due, however account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

A roll forward of allowance for credit losses for the years ended December 31, 2025 and December 31, 2024 is as follows:

	Year Ended December 31,
	2025	2024
Beginning Balance	$137	$-
Melinta portfolio beginning balance	244	-
Provision for expected credit losses	252	137
Write-offs or recoveries	(18)	-
Ending Balance	$615	$137

Concentrations

The following table summarizes net revenue from each of the Company’s customers, who individually represent at least 10% of total revenue.

	Year Ended December 31,
	2025	2024
Customer A	38%	86%
Customer B	20%	9%
Customer C	21%	0%

The following table summarizes accounts receivable concentrations for each of the Company’s customers, who individually represent at least 10% of total accounts receivable.

	December 31, 2025	December 31, 2024
Customer A	20%	87%
Customer B	23%	12%
Customer C	41%	0%

For DefenCath, the Company currently has one FDA-approved source (contract manufacturing organization, or “CMO”) for each of its two key active pharmaceutical ingredients (“APIs”), taurolidine and heparin sodium, respectively. With regards to taurolidine, the Company has a drug master file (“DMF”) filed with the FDA. There is a master commercial supply agreement between a third-party manufacturer that has been in place since August 2018. With respect to heparin sodium API, the Company has identified an alternate third-party supplier and may qualify such supplier under the DefenCath NDA over the next twelve months.

The Company received FDA approval of DefenCath with finished dosage production from its European based CMO, Rovi Pharma Industrial Services. The Company believes this CMO has adequate capacity to produce the volumes needed to meet near-term projected demand for DefenCath. In addition, the Company also qualified Siegfried Hameln as an alternate finished dosage manufacturing site and is in the process of scaling up production at the facility.

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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	144,837	$40,651
Restricted cash, (included in prepaid expenses and other current assets)	656	-
Restricted cash, (included in other long-term assets)	332	105
Total cash, cash equivalents and restricted cash	145,825	$40,756

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Investments in marketable debt, classified as available-for-sale, are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported in other comprehensive income. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense). The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments at December 31, 2025 or December 31, 2024.

The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. In addition, the Company holds marketable equity securities in Talphera, Inc., (“Talphera”) a publicly-traded biotechnology company and has elected the fair value option for accounting for this investment. The related unrealized gain pertaining to Talphera is recorded in Other income. During the fourth quarter of 2025, the Company’s CEO was appointed to the Board of Directors of Talphera, and as such, Talphera is considered a related party for any subsequent transactions. The Company has no related party transactions with Talphera to date.

As of December 31, 2025 and 2024, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at December 31, 2025 and 2024 (in thousands).

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
December 31, 2025:
Money Market Funds included in Cash Equivalents	$4,805	$-	$-	$4,805
Commercial Paper	3,694	-	-	3,694
Total December 31, 2025 short-term assets	$8,499	$-	$-	$8,499
December 31, 2024:
Money Market Funds included in Cash Equivalents	$23,122	$-	$-	$23,122
U.S. Government Agency Securities	11,033	-	4	11,037
Total December 31, 2024 short-term assets	$34,155	$-	$4	$34,159

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

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a reoccurring basis as of December 31, 2025 and 2024 (in thousands):

	Carrying Value	Level 1	Level 2	Level 3
December 31, 2025:
Money Market Funds and Cash Equivalents	$4,805	$4,805	$-	$-
Commercial Paper	3,694	-	3,694	-
Total December 31, 2025, short-term assets	8,499	4,805	3,694	-
Marketable Equity Securities	10,364	10,364	-	-
Contingent Consideration liability	102,116	-	-	102,116
December 31, 2024:
Money Market Funds and Cash Equivalents	$23,122	$23,122	$-	$-
U.S. Government Agency Securities	11,037	11,037	-	-
Total December 31, 2024 short-term assets	$34,159	$34,159	$-	$-

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (USD), the reporting currency of the Company. For the financial statements of the Company’s foreign subsidiaries, whose functional currency is the EURO, foreign currency asset and liability amounts, if any, are translated into USD at end-of-period exchange rates. The Company dissolved its only foreign subsidiary during the fourth quarter of 2025. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Translation gains and losses are included in other comprehensive income (loss). The Company had a foreign currency translation loss of $0.1 million in the year ended December 31, 2025 and a gain of $0.0 million for the year ended December 31, 2024.

Foreign currency exchange transaction gain (loss) is the result of re-measuring transactions denominated in a currency other than the functional currency of the entity recording the transaction.

Restricted Cash

The restricted cash as of December 31, 2025 was comprised of $0.7 million in VAT refunds and $0.3 million in lease security deposits associated with the ROU operating lease. The VAT refunds are reported in prepaid expenses and other current assets while the lease security deposits are reported in other long-term assets. The VAT was related to bank guarantees issued to the Italian Tax Authority (“ITA”) for VAT refunds authorized and received in 2022 and 2023. The bank guarantees will remain in place until the expiry of statute of limitations imposed by the ITA, which is typically 3 years after the refund was received.

The Company’s restricted cash of $0.1 million as of December 31, 2024 related solely to a lease security deposit.

Prepaid expenses and other current assets

Prepaid expenses consist of payments made in advance to vendors relating primarily to service contracts for clinical trial development, manufacturing, pre-clinical development and insurance policies. These advanced payments are amortized to expense as services are performed over the relevant service period.

Debt Issuance Costs

Debt issuance costs represent legal and other direct costs incurred in connection with the issuance of the Company’s convertible senior notes due 2030. These costs are recorded as contra-notes payable on our balance sheet and amortized as a non-cash component of interest expense using the effective interest method over the term of the loan agreement (see Note 7 – Convertible Senior Notes).

Inventories

The Company engages third parties to manufacture and package inventory held for sale and warehouse such goods until packaged for final distribution and sale. Costs related to the manufacturing of our Products prior to FDA approval to support the preparation for commercial launch are expensed as research and development expenses (“R&D”) as incurred. Upon FDA approval, costs related to the manufacturing of inventory are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis.

Inventory is stated at the lower of cost or estimated net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, overhead—principally the cost of managing the company’s manufacturers—and related transportation costs. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offering and sales volume assumptions, market conditions and product life cycle and expiration dating when determining net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases. The Company has not experienced any write-downs for any items listed above as of December 31, 2025 or 2024 respectively.

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods. Inventories consist of the following (in thousands):
	December 31, 2025	December 31, 2024
Raw materials	$3,635	$1,111
Work in progress	11,691	3,528
Finished goods	14,390	2,961
Total	$29,716	$7,600

The pre-commercial inventory previously expensed as R&D prior to FDA approval, which has a book value of $0, consists of certain raw materials and inventory at various stages of completion with a fair value approximating $3.8 million and $5.3 million as of December 31, 2025 and 2024, respectively.

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

Product returns- Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months (12 months for the legacy Melinta Portfolio). The Company determines its estimate for product returns based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to both inpatient and outpatient facilities), and (ii) the estimated remaining shelf life of the Company’s Products held by the wholesale distributors and outpatient service providers. Since the returns primarily consist of expired and short dated products that will not be resold, the Company does not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of revenue is deferred due to the anticipated return). Estimated product returns are recorded as accrued expenses on the balance sheet.

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

Shelf-stock adjustments – The Company is subject to quarterly shelf-stock adjustments with certain direct customers to account for contract price changes as related to quarterly decreases to our published Average Selling Price (“ASP”). Inventory levels subject to shelf-stock adjustment are determined based on current customer utilization rates and current inventory levels at the customer. Shelf-stock adjustments are recorded as accrued expenses on the balance sheet.

Administrative and data fees – The Company is subject to negotiated administrative fees and data fees with certain direct and indirect customers.

Provisions for the revenue variable consideration described above totaled $355.8 million and $24.1 million for the year ended December 31, 2025 and 2024 respectively. As of December 31, 2025 and December 31, 2024, total accrued reserves and allowances to accounts receivable on the balance sheet associated with variable consideration were $132.4 million and $23.2 million, respectively.

A roll forward of the significant categories of variable consideration deductions for the years ended December 31, 2025 and 2024, respectively is as follows:

	Volume Incentive Rebates	Medicaid	Distribution Service Fees	Accrued Shelf- stock Liability	Accrued Returns Allowance	Chargebacks
Balance at December 31, 2023	$-	$-	$-	$-	$-	$-
Provisions related to sales recorded in the period	21,582	42	335	-	746	63
Credits/payments issued during the period	(664)	-	(33)	-	-	-
Balance at December 31, 2024	$20,918	$42	$302	$-	$746	$63
Melinta portfolio beginning balances	81	1,608	2,107	-	11,817	1,708
Provisions related to sales recorded in the period	113,336	11,448	37,510	9,599	7,629	28,900
Credits/payments issued during the period	(48,334)	(3,002)	(34,139)	(7,344)	(1,901)	(26,367)
Effect of change in estimate	-	2,322	-	-	-	-
Balance at December 31, 2025	$86,001	$12,418	$5,780	$2,255	$18,291	$4,304

During the year ended December 31, 2025, a change in estimate was recorded for variable consideration pertaining to Medicaid rebates. During the three months ended June 30, 2025, new information was obtained by the Company surrounding Medicaid utilization rates for certain states that reimburse service providers using DefenCath. The resulting change in accounting estimate negatively impacted net sales, income from continuing operations and net income for the year ended December 31, 2025. During 2025, net income was impacted by $1.7 million, basic and diluted earnings per share were negatively impacted by $0.02 and $0.02 per share, which would have caused earnings per share and diluted earnings per share to be $2.27 and $2.06 respectively, with a corresponding net income of $164.7 million.

License Agreement

In connection with the Merger, the Company acquired Melinta’s license and collaboration agreements for the R&D and/or commercialization of its therapeutic products. The terms of these agreements may include nonrefundable licensing fees, funding for research and development and manufacturing, milestone payments and royalties on any product sales derived from the collaborations in exchange for the delivery of licenses and rights to sell Melinta’s products within specified territories outside the United States. Because the partners in these agreements are deemed to be customers under ASC 606, the consideration associated with any performance obligations is accounted for as revenue under ASC 606. Such revenue is classified as Contract Revenue in the Consolidated Statement of Operations.

In addition, in connection with these license and collaboration agreements, the Company recognizes revenue from the sale of bulk raw materials and work-in-process inventory to its partners when it transfers title of the product to such partners. Contract revenue and sales of inventory to partners are classified as Contract Revenue in the Consolidated Statement of Operations.

Government Contract Revenue

In connection with the Melinta Portfolio, the Company now holds contracts in partnership with BARDA, a government agency, to advance research and development of certain of our Products. All aspects of the BARDA contract represent a transaction with a customer to obtain services that are an output of the Company’s ordinary activities in exchange for consideration, and therefore, the arrangement is accounted for in accordance with ASC 606.

The Company recognizes government contract revenue as services are performed under in accordance with ASC 606. Revenue and related reimbursable expenses are presented on a gross basis in the Company’s Consolidated Statements of Operations. The related reimbursable expenses are expensed as incurred as research and development expenses. See Note 11 – BARDA Agreement for details of the agreement.

Intangible Assets and Goodwill

Intangible assets represent the fair value of identifiable intangible assets primarily in connection with the Merger (see Note 3). The Company also holds rights under the License and Assignment Agreement with ND Partners, LLP, which were recorded at cost (see Note 9 – Commitments and Contingencies for further discussion). The Company amortizes the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the patent lives of each associated product (remaining amortization periods are between 5 and 9 years).

As of December 31, 2025, gross product right intangible assets and the related accumulated amortization were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Amortization Period (years)
December 31, 2025
Product licensing rights	$250,100	$(14,028)	$236,072	5.9
Indefinite-lived asset	143,000	-	143,000	N/A
Intangible asset- net	$393,100	(14,028)	379,072
December 31, 2024
Product licensing rights	2,000	(156)	1,844	8.9
Intangible asset- net	2,000	(156)	1,844

The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows:

Year ending December 31,	Amortization Expense
2026	41,200
2027	41,200
2028	41,200
2029	41,200
2030	37,833
2031 and thereafter	33,439
Total	$236,072

Amortization of product rights intangible assets, which is included in cost of goods sold, was $13.9 million and $0.2 million for year ended December 31, 2025 and 2024 respectively.

Indefinite-lived assets and goodwill are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. The Company operates as one reporting unit/one segment, thus the goodwill is deemed to be enterprise goodwill.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in the business combination completed on August 29, 2025. Goodwill and indefinite lived intangible assets are not amortized and are evaluated for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company has elected October 1 as its annual goodwill and indefinite lived impairment testing date.

Since goodwill was recognized on August 29, 2025, and the Company’s annual testing date is October 1st. Management performed a qualitative assessment of events and circumstances for the period between the acquisition date and October 1, 2025 and determined that no triggering events or indicators of impairment occurred. Accordingly, no impairment loss was recognized.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, and intangible assets with definite lives. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable at the lowest level of identifiable cash flows. If impairment indicators are present, the Company assesses whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, it then measures an impairment loss for the amount that carrying value exceeds fair value of the assets. For the year ended December 31, 2025 and 2024, the Company recorded no impairment of long-lived assets.

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

Basic income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares, including applicable participating securities, outstanding during the period. For the year ended December 31, 2025, basic income per common share is calculated assuming the Series E preferred stock was converted into common shares and participates in the earnings of the Company on a pro-rata basis. The Company’s convertible debt is excluded from the weighted average shares outstanding for purposes for determining income (loss) per common share as there have been no conversion for the year ended December 31, 2025. The Company’s convertible debt was not included in the basic income (loss) per common share under the two-class method because no contingent dividends were declared. As a result, net income for the year ended December 31, 2025 is allocated pro-rata between the Company’s weighted average outstanding common shares and Series E preferred stock (on an as-if converted basis). On an as-if converted basis, the Series E preferred stock weighted average shares is equal to 439,010 common shares of the Company and would be allocated $1.0 million of the Company’s earnings for the year ended December 31, 2025.

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

For the year ended December 31, 2024, the two-class method was not required since the Company was in a net loss position and the participating securities do not have contractual obligations that require participation in the Company’s losses.

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$163,055	$(17,930)
Less: Allocation of undistributed income of Series E securities	(988)	-
Undistributed income (loss) available to common stockholders	$162,067	$(17,930)
Denominator:
Basic weighted average common shares outstanding	72,034	58,872
Effect of Series E dilutive securities	439	-
Effect of stock Options and restricted stock dilutive securities	3,533	-
Effect of Convertible Senior Notes dilutive securities	4,302	-
Diluted weighted average common shares outstanding	80,308	58,872

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive (in thousands):

	December 31,
	2025	2024
	(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	-	4
Series E voting preferred stock	-	392
Series G voting preferred stock	-	2,502
Shares issuable for payment of deferred board compensation	-	49
Shares underlying outstanding stock options	78	6,282
Shares underlying restricted stock units	563	292
Total potentially dilutive shares	641	9,521

Stock-Based Compensation

Stock-based compensation is measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for options with service conditions. Restricted stock unit (“RSU”) compensation is based upon the fair value of the Company’s common stock on the date of the grant for RSU’s that vest upon service conditions. Performance stock units (“PSU’s”) which vest upon market and service conditions, utilize a Monte-Carlo simulation model. Stock-based compensation is recognized as expense over the requisite service period on a straight-line basis. See Note 10.

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

Income Taxes

Estimated deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carry forwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the estimated deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company anticipates that it will be able to realize the estimated deferred tax assets in the future in excess of its net recorded amount, an adjustment to the provision for deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company anticipates that it will not be able to realize the estimated deferred tax assets in the future considering future taxable income, an adjustment to the provision for deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change.

The Company accounts for income taxes regarding uncertain tax positions and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive income.

Recently Issued and Adopted Accounting Pronouncements

ASU No. 2023-09

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregation of the effective rate reconciliation into standard categories, enhances disclosure of income taxes paid, and modifies other income tax-related disclosures. CorMedix adopted this guidance retrospectively in annual reporting period ending December 31, 2025. The adoption impacted the CorMedix’s income tax disclosures (see Note 8 – Income Taxes).

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

ASU 2025-11

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements.  The guidance is effective for CorMedix’s interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. CorMedix is assessing the impact of adopting this guidance on its consolidated financial statements.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to provide additional disaggregated disclosures of certain expense categories included in income statement captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. CorMedix is currently evaluating the impact of adopting this guidance on its consolidated financial statement disclosures.

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions. The guidance is effective for CorMedix’s annual reporting period beginning after December 15, 2025, with early adoption permitted, and must be applied prospectively. CorMedix is evaluating the impact of this guidance on its consolidated financial statements.

Note 3 - Acquisition of Melinta:

On August 29, 2025 (the “Closing Date”), the Company completed the acquisition of Melinta, pursuant to that certain Agreement and Plan of Merger with Melinta, Coriander BidCo LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), and Deerfield Private Design Fund IV, L.P., a Delaware limited partnership, solely in its capacity as representative, agent and attorney-in-fact of the Melinta equity holders. Pursuant to the terms of the Merger Agreement, the Company acquired Melinta via a merger in which Merger Sub merged with and into Melinta, with Melinta surviving as a wholly-owned subsidiary of the Company.

In consideration for the Merger, the Company (i) paid to the former Melinta equity holders an aggregate of $260 million in cash, subject to adjustment for estimated Company Cash and estimated Working Capital as compared to the Working Capital Target (each as defined in the Merger Agreement), and (ii) issued to the to certain of the former Melinta equity holders an aggregate of 3.3 million of common shares of the Company. In addition, in connection with the Merger, the Company paid $23.2 million to acquire the Toprol XL product, which Melinta had licensed from a third party. The total cash consideration in connection with the Merger Agreement was funded by a combination of the Company’s existing cash on hand and net proceeds from the Company’s $150 million Convertible Notes Offering (see Note 7 for details on the Convertible Notes Offering).

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

The Merger is accounted for using the acquisition method of accounting for business combinations under ASC 805, Business Combination, with CorMedix representing the accounting acquirer under this guidance. The estimates relating to the allocation of the purchase price are preliminary through the conclusion of the measurement period, which will be no longer than one year from the Closing Date.

Summary of Consideration Transferred

The following tables summarizes the total consideration for the acquisition of Melinta under the Merger Agreement, net of cash, cash equivalents and restricted cash acquired of $44.9 million

Cash Consideration paid to Melinta equity holders	$285,292
Cash Consideration paid to acquire Toprol XL	23,219
Fair value of common shares of CorMedix	49,292
Fair value of contingent payments	95,865
Total consideration transferred	$453,668

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

In the fourth quarter of 2025, the Company revised the fair value of common stock issued in connection with the Merger to properly reflect the stock price on the Closing Date. This revision resulted in an increase to equity and goodwill of approximately $9.3 million.

The Company estimated the fair value of the REZZAYO Royalties using a Monte Carlo simulation framework. Specifically, the Company simulated future net sales assuming a Geometric Brownian Motion framework, and these simulated metrics were used to determine the applicable percentage of REZZAYO Royalties. The fair value of the MINOCIN Royalties is linear with no thresholds, caps, tiers, or carry forwards, and was estimated using the Scenario Based Method. For each method, the Royalties were calculated based on the contractual terms and then discounted from each payment date back to Closing Date. Key assumptions used in the valuation included projected net sales, the estimated duration of the related cash flows, and an estimated weighted-average cost of capital. Royalties payments are expected to occur until the expiration of patent or regulatory exclusivity in the late 2030’s.

During the year ended, the Company recognized transaction costs related to the Merger of $10.2 million. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within general and administrative expenses in our consolidated statements of operations.

The preliminary allocation of the purchase price to acquired assets and liabilities assumed based on their estimated fair values as of Closing Date is reflected in the table below. Goodwill represents the expected synergies resulting from acquiring the remaining interests in the acquirees that do not qualify for separate recognition as intangible assets. The goodwill is not deductible for tax purposes as it was a stock acquisition.

Acquired assets and (liabilities) assumed
Assets
Cash, cash equivalents and restricted cash	$44,881
Accounts Receivable	28,907
Inventory	18,639
Prepaid expenses and current assets	11,146
Property and equipment, net	2,403
Intangible assets	391,100
Other long-term assets	16,901
Liability
Accounts payable	(2,835)
Accrued expenses	(29,011)
Other current liabilities	(1,246)
Deferred tax liability	(9,521)
Other long term liabilities	(2,817)
Net assets acquired	468,547
Purchase price consideration	498,549
Goodwill	$30,002

In the preliminary purchase price allocation, the Company identified intangible assets associated with marketed product values and in-process research and development, the fair value of which were $248.1 million, and $143.0 million, respectively. In determining the fair value of these intangible assets, the Company considered many factors, including financial forecasts associated with each of the products, the estimated duration of the related cash flows, and an estimated weighted-average cost of capital. The estimated net cash flow attributed to each marketable and licensed product is discounted back to Closing Date using a discount rate of approximately 15%. The marketed product values will be amortized on a straight-line basis over their estimated useful lives, on a weighted-average basis, of 6.2 years. The in-process research and development relates to the future cash flows associated with the REZZAYO Second Indication if and when approved by the FDA, the fair value of which was determined using probability-weighted, discounted cash flows using a discount rate of 17%.

The amount of revenue attributable to the Melinta business included in consolidated statements of operations for the year ended December 31, 2025 is $52.9 million.

Fair value measurement of contingent consideration liability

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the year ended December 31, 2025:

Contingent Consideration
Balance as of August 29, 2025	$95,865
Payments against contingent consideration	(250)
Change in fair value of contingent consideration liability	6,501
Balance as of December 31, 2025	$102,116

For the year ended December 31, 2025, we recognized a $6.5 million change in contingent consideration, primarily driven by the changes in the present value of expected payments resulting from discount accretion and updates to the risk-free rate used in the initial Closing Date valuation as of August 29, 2025. The following table summarizes key assumptions and inputs used in the fair value simulation as of the valuation dates:

Valuation Dates	December 31, 2025	August 29, 2025
Risk-free rate over simulated period	4.30%	4.41%
Net sales of REZZAYO product volatility	75.00%	75.00%
Net sales REZZAYO product discount rate (continuous)	13.15%	13.20%
Net sales Minocin product discount rate (continuous)	8.75%	8.65%
Earnout payment discount rate (continuous)	7.13%	7.32%
REZZAYO Milestone payment discount rate	6.25%	6.55%

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

	2025	2024
Total Revenue	$401,321	$163,442
Net Income	$138,616	$(55,253)
Net Income Per Common Share – Basic	$1.91	$(0.94)
Net Income Per Common Share – Diluted	$1.75	$(0.94)

The unaudited pro forma financial information presented above includes the following adjustments:

Year ended December 31, 2025:

●	Elimination of $1.7 million of licensing fees and profit sharing costs associated with the Toprol XL brand

●	Elimination of $10.5 million of acquisition related expenses

●	Elimination of historical stock compensation expense of $18.9 million

●	Inclusion of intangible asset amortization of $25.9 million

●	Net impact of new convertible notes payable of $0.4 million

●	$1.6 million tax effect on proforma adjustments

Year ended December 31, 2024:

●	Elimination of $2.9 million of licensing fees and profit sharing costs associated with the Toprol XL brand

●	Inclusion of $10.5 million of acquisition related expenses

●	Elimination of historical stock compensation expense of $0.6 million

●	Inclusion of intangible asset amortization of $38.9 million

●	Net impact of new convertible notes payable of $0.5 million

●	$12.7 million tax benefit on proforma adjustments

Post-Employment Benefit Costs

In connection with the Merger, the Company eliminated certain positions across both CorMedix and Melinta personnel and incurred associated severance costs under its benefit plans. The Company incurred an associated $4.1 million of severance expenses during the year ended December 31, 2025. The Company had $3.6 million of related severance on its balance sheet and is included in Accrued Expenses at December 31, 2025. The Company expects to pay all severance associated with the Merger by December 31, 2026.

Note 4 - Other Prepaid Expenses and Current Assets:

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consist of the following:

	December 31, 2025	December 31, 2024
Prepaid API (short-term)	$9,054	$1,039
FDA filing fee	2,653	450
Insurance	1,977	342
Restricted Cash	656	-
Commercial	1,026	666
Subscriptions and Other	2,205	1,136
Total	$17,571	$3,633

Note 5 - Other Long term Assets

Other Long Term Assets

Other long term consist of the following:

	December 31, 2025	December 31, 2024
Restricted Cash (long-term)	332	105
Prepaid API (long-term)	13,029	-
Marketable Equity Securities	10,364	-
Other	91	-
Total	$23,816	$105

Note 6 - Accrued Expenses:

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
Accrued gross-to-net-deductions	$120,071	$21,860
Payroll related liabilities (including severance)	16,853	6,530
License agreement payable	804	2,000
Professional and consulting fees	6,264	865
Income tax payable	12,758	-
Manufacturing related	546	573
Accrued interest	2,332	-
Other	2,293	124
Total	$161,921	$31,952

Note 7 - Convertible Senior Notes

Convertible Senior Notes

On August 12, 2025, the Company completed a private placement offering of $150 million aggregate principal amount of its 4.00% Convertible Senior Notes due 2030 (the “Notes”). The Notes were issued at par and mature on August 1, 2030. The Company incurred $5.7 million in financing costs related to the issuance, resulting in net proceeds of $144.3 million. The financing costs will be amortized over the term of the Notes up to the face value of $150 million.

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

The initial conversion rate for the Notes was set at the time of closing and is equal to 74.2515 shares of common stock per $1,000 principal amount of Notes. The initial conversion price is subject to adjustment as described in the Indenture governing the Notes, not to exceed 96.5269 shares of common stock per $1,000 principal amount of Notes. Upon conversion, the Company will settle its conversion obligation in cash, shares of common stock, or a combination thereof, at the Company’s election.

Convertible senior notes payable are comprised of the following as of December 31, 2025:

December 31, 2025
Convertible senior note payable	$150,000
Less debt discounts	(5,374)
Convertible senior note payable, net	$144,626

As of December 31, 2025 accrued interest on Notes was $2.3 million. During the year ended December 31, 2025, the Company amortized debt discount of $0.4 million to interest expense.

Note 8 - Income Taxes:

The Company’s U.S. and foreign loss before income taxes are set forth below (in thousands):

	December 31,
	2025	2024
United States	$150,016	$(19,066)
Foreign	-	(259)
Total	$150,016	$(19,325)

The income tax (benefit)/expense consisted of the following

	December 31,
	2025	2024
Current tax expense:
Federal	$2,721	$-
State	10,037	(1,395)
Foreign	-	-
Total current	$12,758	$(1,395)
Deferred tax expense		-
Federal	(28,883)	-
State	3,086	-
Foreign	-	-
Total deferred	$(25,797)	$-
Total income tax (benefit)	$(13,039)	$(1,395)

The Company’s deferred tax assets consist of the following (are tax effected):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards – Federal	$117,135	$55,778
Net operating loss carryforwards – State	37,811	2,820
Net operating loss carryforwards – Foreign	-	10
Capitalized licensing fees	31	86
Interest expense	6,656	-
Stock-based compensation	3,952	2,976
Accrued compensation	3,495	1,601
Section 174 capitalization	-	5,159
Sales Return	7,756	210
Tax Credit	3,385	-
Inventory reserve	256	-
Other	616	528
Total gross deferred tax assets	181,093	69,168
Less valuation allowance	(113,330)	(69,168)
Total Deferred tax assets net of valuation allowance	$67,763	$-

Deferred tax liabilities
In Process R&D	(36,281)	-
Intangible asset	(15,206)	-
Total gross deferred tax liabilities	(51,487)	-
Net deferred tax assets	16,276	-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the year ended December 31, 2025 was ($44.2) million as a result of the acquisition of Melinta and its NOLs.

The tax benefit for year ended December 31, 2025 was $13.0 million, an increase of 11.6 million, or 835% from 1.4 million for the same period in 2024. As of December 31, 2025, the Company partially released a valuation allowance of $61.5 million primarily related to US Federal net operating losses. The release of valuation allowance was mainly attributed to the expected utilization of historical CorMedix federal NOLs. The Company will continue to evaluate the realizability of its remaining deferred tax assets each reporting period and adjust the valuation allowance as appropriate based on changes in cumulative results, forecasts of future taxable income, or other objective evidence as required by ASC 740-10-35.

The Company has not completed a formal study to determine whether ownership changes, as defined under Section 382 of the Internal Revenue Code, have occurred that could limit the utilization of its net operating loss carryforwards and other tax attributes. Until such a study is completed, the Company cannot determine the extent to which its tax attributes may be subject to annual limitations. The Company does not expect the results of study to have material effects of the financial statements for the year ended December 31, 2025.

As a result of the Merger, Melinta experienced a Section 382 ownership change on August 29, 2025. This ownership change limits our ability to utilize federal net operating loss carryforwards and certain other tax attributes that accrued prior to the ownership change and may continue to limit our ability to utilize such attributes in the future.

The Company recognizes income tax benefits associated with uncertain tax positions, when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that judged to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority. The Company accrues interest and penalties related to uncertain tax positions in income tax expense. The Company has concluded that there are no uncertain tax positions requiring recognition in its financial statements as of December 31, 2025.

The Company files its federal and state income tax returns with the Internal Revenue Service and the relevant state taxing authorities. The Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2022 and is no longer subject to state income tax examinations for tax years prior to 2021. As of December 31, 2025, there are no ongoing federal or state income tax audits

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2025	2024
Federal	$557,786	$265,610
State	$636,556	$41,090
Foreign	$-	$38

Approximately $91.5 million of net operating losses generated will expire in 2026 through 2037 for Federal purposes whereas the operating losses for state purposes will start to expire in 2025. The Tax Cuts and Jobs Act of 2017 (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. However, the net operating losses now have an indefinite carryforward as opposed to the former 20-year carryforward. Our federal and state operating loss carry forwards include windfall tax deductions from stock option exercises.

The Company’s foreign earnings, if any, are derived from its foreign subsidiaries which were dissolved in the year ended December 31, 2025 and there was no income during the year.

The following table summarizes the Company’s effective tax rate for the periods indicated:

	December 31,
	2025	2024
Profit (Loss) before income taxes	$150,016	$(19,325)
Provision (Benefit) for income taxes	$(13,039)	$(1,395)
Effective tax rate	(8.7)%	$7.2%

The Company’s effective tax rate varied from the statutory rate as follows:

	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$31,503	21.0%	$(4,058)	21.0%
State and local income tax (net of federal) (a)	10,367	6.9%	(1,395)	7.2%
Foreign tax effects	-	0.0%	57	(0.3)%
Effects of changes in tax laws or rates enacted in the current period	-	0.0%	-	0.0%
Changes in valuation allowances:	(60,713)	(40.5)%	675	(3.5)%
Non-taxable or non-deductible items
Stock compensation	(851)	(0.6)%	1,473	(7.6)%
Transaction Cost	2,122	1.4%	-	0.0%
Officer’s Compensation	1,646	1.1%	332	(1.7)%
Change in Fair Value of Contingent Liability	1,365	0.9%	-	-
Other non-taxable or non-deductible items	507	0.4%	186	(1.0)%
Other adjustments:
Stock compensation prior year true-up	79	0.1%	1,318	(6.8)%
Other	936	0.6%	17	(0.1)%
Effective tax rate	$(13,039)	(8.7)%	$(1,395)	7.2%

(a)	State taxes in Tennessee, Kentucky and California made up the majority (greater than 50 percent) of the tax effect in this category in 2025. State taxes in New Jersey made up the majority (greater than 50 percent) of the tax effect in this category in 2024.

Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include Tennessee at $28 thousand, Texas at $18 thousand, South Carolina at $5 thousand and Massachusetts at $4 thousand.

Income taxes paid:

	December 31,
	2025	2024
U.S. Federal	-	-
U.S. State and Local	62	6
Total Taxes paid	$62	$6

Note 9 - Commitments and Contingencies:

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

On August 19, 2025, the Court issued a revised opinion and order, denying the CorMedix Defendants’ motion to dismiss the third amended complaint. Since then, the case has proceeded to discovery.

On August 26, 2025, the parties proposed a revised Pretrial Scheduling Order, which the Court so-ordered on August 27, 2025. Among other things, the Scheduling Order provides for the (i) substantial completion of document production by January 27, 2026; (ii) completion of fact discovery by June 25, 2026; and (iii) completion of expert discovery by December 28, 2026.

The parties participated in a mediation before Michelle Yoshida, Esq. of Phillips ADR on November 18, 2025, which did not result in a settlement.

On December 1, 2025, in response to, among other things, the death of an Officer Defendant, Lead Plaintiff filed an Unopposed Motion for Leave to Amend the complaint, which the Court granted on December 17, 2025. The CorMedix Defendants filed their answer to the Fourth Amended Consolidated Class Action Complaint on January 2, 2026.

In re CorMedix Inc. Derivative Litigation, Case No. 2:21-cv-18493-JXN-LDW (D.N.J.)

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW (the “Derivative Litigation”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, Phoebe Mounts and Joseph Todisco, along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duty, abuse of control, and waste of corporate assets against the individual defendants, and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit was pending.

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

On August 19, 2025, the Court issued a revised opinion and order denying the CorMedix Defendants’ motion to dismiss the third amended complaint in the securities litigation. On November 10, 2025, the derivative plaintiffs filed a verified consolidated shareholder derivative complaint (the “Consolidated Complaint”), which alleges that during the relevant period (October 16, 2019 – August 8, 2022), the Individual Defendants, made or caused to be made materially false and misleading statements regarding CorMedix’s business and operations, specifically relating to purported manufacturing deficiencies during the Relevant Period that the Individual Defendants knew or should have known would impact the FDA approval of the developmental drug “DefenCath” prior to its ultimate approval by the FDA.

The Consolidated Complaint asserts claims for breach of fiduciary duty and unjust enrichment.  On this basis, the Consolidated Complaint seeks unspecified damages and corporate governance reforms.

On November 18, 2025, the parties participated in a mediation before Michelle Yoshida, Esq. of Phillips ADR.  On December 20, 2025, the parties signed a binding settlement term sheet. On January 19, 2026, the parties executed a binding stipulation of settlement, which, if approved, would resolve the case.

The plaintiffs in a new and separate action––the Jhoe action (discussed below)––filed a motion to intervene and stay this case on December 18, 2025.  On January 6, 2026, the plaintiffs filed their opposition to the motion to intervene and stay.  The Jhoe plaintiff filed his reply on January 13, 2026. That motion remains pending and will be decided on the papers.

On January 19, 2026, the plaintiffs filed their Unopposed Motion for Preliminary Approval of Settlement (“Preliminary Approval Motion”).  Following an exchange of letters, on February 3, 2026, the Jhoe plaintiff filed his purported opposition to the Preliminary Approval Motion raising, among other things, various objections to the proposed settlement. On February 10, 2026, the plaintiffs filed their reply in further support of preliminary approval of the proposed settlement, in which Defendants joined and advanced additional arguments in favor of preliminary approval. The Preliminary Approval Motion remains pending and will be decided on the papers.

Raval v. Baluch, Case No. UNN-L-003721-25 (N.J. Super Ct. Law Div.)

On or about September 26, 2025, a purported shareholder, derivatively and on behalf of CorMedix, filed a shareholder derivative complaint in the Law Division of the Union County Superior Court of New Jersey, in a case entitled, Raval v. Baluch, et al., Case No. UNN-L-003721-25 (N.J. Super Ct. Law Div.) (the “State Derivative Litigation”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Gregory Duncan, Matthew David, and Phoebe Mounts, along with CorMedix as Nominal Defendant. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and abuse of control against the defendants and contains similar allegations to the previously-filed consolidated derivative complaint pending in federal court. The Raval complaint seeks unspecified money damages, governance reforms, and costs and expenses. On October 22, 2025, the parties filed a proposed Stipulation and Consent Order, which the Court entered on the same day. The Stipulation and Consent Order provided that Plaintiff would have until December 4, 2025 to file an amended complaint or designate the complaint as operative. On December 4, 2025, Plaintiff filed a notice with the Court designating its September 26, 2025 complaint as the operative complaint.

The parties attended a mediation before Michelle Yoshida, Esq. of Phillips ADR on November 18, 2025.  On December 20, 2025, the parties signed a binding settlement term sheet.  On January 5, 2026, the parties filed a Stipulation and Consent Order Staying Action staying the case pending approval of the settlement in the federal derivative action, which the court entered on the same day. On January 19, 2026, the parties signed a stipulation of settlement. This action will be dismissed in the event that the proposed settlement is approved by the court in the federal derivative action.

Jhoe v. Todisco, et al., C.A. No. 2025-1367-PAF (Del. Ch.)

On November 24, 2025, an action was initiated under seal by Robert Jhoe, a purported shareholder of the Company, asserting claims derivatively and on behalf of CorMedix.  A public version of the complaint was filed on December 1, 2025.  The complaint names as defendants Khoso Baluch, Janet D. Dillione, Alan W. Dunton, Robert Cook, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco, along with the Company as Nominal Defendant.

The complaint asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste.  Mr. Jhoe made a books-and-records demand on CorMedix pursuant to Section 220 of the Delaware General Corporation Law prior to initiating this action, and the complaint purports to quote and cite board-level materials in support of Mr. Jhoe’s claims.  It seeks unspecified damages and costs along with certain governance reforms.

On December 29, 2025, the defendants moved to stay or dismiss this action, pending approval of the settlement in the federal derivative action.  On January 15, 2026, the parties filed a Stipulation and Proposed Order Governing the Briefing Schedule for the Motion to Dismiss or Stay, which the court so-ordered the following day.  Per the Stipulation, Defendants filed their Opening Brief on February 16, 2026. Further, Plaintiff’s Opposition Brief is due on March 18, 2026 and Defendants’ Reply is due on April 2, 2026.

On February 27, 2026, the parties filed a stipulation and proposed order to stay this case––including the Motion to Dismiss or Stay––pending decisions by the court in the New Jersey derivative case on two motions: (i) Mr. Jhoe’s Motion to Intervene and (ii) the plaintiffs’ Motion for Preliminary Approval of Settlement, which Mr. Jhoe opposes. The stipulation, which the court so-ordered on March 2, 2026, further provides that following the New Jersey court’s decisions on these motions, the parties in the Jhoe case will confer regarding appropriate next steps and update the court accordingly.

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

 Melinta filed suit against Nexus in the US District Court for the Northern District of Illinois (the “Court”), asserting that the Minocin Treatment Patents were valid and accordingly, Nexus’s ANDA for its generic version of MINOCIN infringed these patents.  In November 2024, the Court found that the Minocin Treatment Patents are valid, enforceable and infringed and issued a permanent injunction against the Nexus ANDA as part of that decision. Nexus subsequently filed an appeal with the U.S. Court of Appeals for the Federal Circuit. The appeal is ongoing.

Additionally, in February 2025, Melinta received a PIV certification for all four Orange Book listed patents from Gland Pharma (“Gland”) on the alleged basis that the patents were invalid, and in the alternative that its ANDA did not infringe these patents. Melinta filed a suit against Gland in the same Court in April 2025. The case is ongoing.

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

Melinta Commitments

Melinta is party to several license agreements, under which it will be required to make payments based on the achievement of agreed-upon milestones or circumstances. As of December 31, 2025, Melinta was not obligated to make any of the future payments discussed below.

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

As of December 31, 2025, the commitments under the REZZAYO License Agreement  include a regulatory milestone of between $30 million and $40 million upon receipt of the marketing approval for the prophylaxis indication, a number of commercial milestones upon exceeding certain net sales targets, and net sales-based royalties. The agreement additionally stipulates that upon the earlier of thirty-days following the receipt of the marketing approval for the prophylaxis indication or on June 30, 2028, Napp shall assign and transfer to Melinta all rights, title and interest in and to all product filings for the current product in the U.S. Following the first anniversary of the contract effective date, Melinta may terminate this agreement, in its sole discretion, upon 90 days prior written notice; otherwise, this agreement shall expire on the expiration of Melinta’s obligation to pay royalties to Napp when there is no valid claim of the licensed patent rights in the United States.

In connection with the purchase of the active pharmaceutical ingredient (API) for VABOMERE, Melinta has committed to API deliveries from the CMO in 2026 with a total cost of €5.9 million, subject to inflation adjustments.

Other Commitments

In December 2024, the Company entered into a three-year agreement with Syneos Health Commercial Services, LLC (“Syneos”) under which Syneos agreed to provide a dedicated inpatient field sales force to exclusively promote DefenCath to hospitals and health systems. The Company paid an up-front implementation and was obligated to pay a fixed monthly fee.  The Company signed a termination agreement, effective October 1, 2025 whereas the related services to CorMedix were completed on December 31, 2025.  As of December 31, 2025, the Company has a total net obligation of $2.3 million, consisting of $1.3 million of accrued termination fees and $1.6 million of unpaid expenses incurred through Q4 2025, which will be partially offset by a security deposit of $0.6 million. We expect complete settlement to occur in Q1 2026.

Note 10 - Stockholders’ Equity

Common Stock

On May 9, 2024, the Company filed a shelf registration statement (the “2024 Shelf Registration Statement”) for the issuance of up to $150 million of Company securities. Also on May 9, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $50 million of its common stock through the sales agents under the 2024 Shelf Registration Statement, subject to limitations imposed by the Company and subject to the sales agent’s acceptance (the “2024 ATM program”). The sales agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the 2024 ATM program. During the year ended December 31, 2025, the Company sold an aggregate of 715,051 shares of its common stock under the 2024 ATM program and realized aggregate net proceeds of approximately $7.8 million. As of December 31, 2025, approximately $22.1 million of the Company’s common stock remains available for sale under its 2024 ATM program, with $15 million of capacity remaining under its 2024 Shelf Registration Statement for the issuance of Company securities.

On June 30, 2025, the Company completed a Follow on Offering of common stock pursuant to the Company’s universal shelf registration statement on Form S-3, selling an aggregate of 6,604,507 shares, at the price of $12.87 per share less an underwriting discount of $0.229 per share. The Company received aggregate net proceeds of approximately $82.4 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company intends to use the proceeds for general corporate purposes, which may include working capital, expenses related to research and the development of product candidates, and potential strategic transactions, including acquisitions, joint ventures or collaborations, involving companies, products or assets that complement our business. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates. In addition, the Company granted the underwriter a 30-day option to purchase an additional 15% of the shares of its common stock offered in the offering, which expired unexercised.

On August 29, 2025, the Company issued 3,323,833 shares of common stock in connection with the Merger and has registered an additional 3,000,000 shares of common stock that may be issuable, at the Company’s election, upon the achievement of the REZZAYO Milestone in connection with the Merger (see Note 3).

During the years ended December 31, 2025 and 2024, 45,000 and 44,999 shares of Series G preferred stock were converted to 2,502,062 and 2,502,005 shares of common stock, respectively.

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

	As of December 31, 2025			As of December 31, 2024
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	20,000	2,000	$10.00	$20,000
Series E	89,623	$62.76	5,624,739	89,623	$49.20	$4,409,452
Series G	-	$-	-	45,000	$187.36	$8,431,200
Total	91,623		5,644,739	136,623		$12,860,652

In July 2025, the stated value of the Series E Convertible Preferred Stock was amended from $49.20 to $62.76 per share.

The following rights, privileges, terms and conditions apply to the outstanding preferred stock at December 31, 2025:

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

Conversion. Each share of Series E preferred stock is convertible into 5.5787 shares of our common stock (subject to adjustment as provided in the certificates of designation for the Series E preferred stock) at a per share price of $3.75 at any time at the option of the holder, except that a holder will be prohibited from converting shares of Series E preferred stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 4.99% of the total number of shares of our common stock then issued and outstanding.

Liquidation Preference. In the event of our liquidation, dissolution or winding up, holders of Series E preferred stock will receive a payment equal to $62.76 per share of Series E preferred stock on parity with the payment of the liquidation preference due the Series G preferred stock, but before any proceeds are distributed to the holders of common stock, and the Series C-3 non-voting convertible preferred stock. After the payment of this preferential amount, holders of Series E preferred stock will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of our capital stock that participates with the common stock in such distributions.

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

Restricted and Performance Stock Units

The Company has granted restricted stock units (“RSUs”) to certain employees and non-employee directors and performance stock units (“PSUs”) to certain executive employees as compensation for services. The grant date fair value of the RSUs is based upon the fair value of the Company’s common stock on the date of the grant for RSUs that vest upon service or performance conditions. For RSUs that vest upon market conditions, the grant date fair value of RSUs is based upon a Monte-Carlo simulation model.

During the year ended December 31, 2025 and 2024 the Company granted 1,747,308 and 283,333 RSUs to its employees and non-employee directors with service based vesting conditions and a weighted average grant date fair value of $11.10 and $3.47 per share respectively. Compensation expense related to these RSUs is recognized on a straight-line basis over the vesting period. As of the year ended, December 31, 2015, and 2024, the Company had 1,550,883 and 291,494 shares unvested with a weighted average fair value of $10.50 and $3.44, respectively.

During the year ended December 31, 2025 and 2024, 371,166 and 145,574 RSUs vested, respectively, of which 193,032 and 84,559 shares of common stock were issued by the Company, respectively, and 178,134 and 61,015 shares, respectively, were withheld in lieu of withholding taxes.

In addition to the RSUs noted above, during the year ended December 31, 2025, the Company granted 487,500 PSUs to its executive officers with market performance and service based vesting conditions and, as such, the grant date fair value of $11.79 was calculated using a Monte-Carlo simulation model. Of the total PSUs granted, 62,500 of these PSUs were forfeited in August 2025 due to the resignation of an employee. During the year ended December 31, 2025, 33,220 additional shares were the result of the end of the Period 1 measurement period.  As of December 31, 2025, 458,220 PSUs are outstanding, which have a weighted average fair value of 11.79. The following key assumptions were used to determine the fair value of the PSUs granted during the period:

Assumption	Period 1	Period 2	Period 3
Share price	$8.10	N/A	N/A
Equity volatility	71.2%	69.7%	87.0%
Remaining term at time of valuation (years)	0.99	1.99	2.99
Dividend yield	0%	0%	0%
Risk-free rate	4.13%	4.20%	4.25%

Compensation expense related to these PSUs is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied.

As of December 31, 2025, the Company had 2,009,103 outstanding RSUs and PSUs. As of December 31, 2025, unrecognized compensation expense related to unvested RSUs and PSUs was $14.3 million, which will be recognized over a weighted average remaining period of 1.7 years as of December 31, 2025.

Stock Options

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

During the year ended December 31, 2024, the Company granted ten-year qualified and non-qualified stock options to its officers, directors, employees and consultants in the aggregate of 2,196,167 shares of the Company’s common stock under the 2019 Plan. The weighted average exercise price of these options was $3.80. The Company did not grant any stock options during the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company issued 1,510,887 and 1,357,802 shares of common stock, respectively, as a result of the exercise of stock options. The Company realized net proceeds of $6.4 million and $7.7 million, respectively, from the exercise of stock options with a weighted average exercise price of $4.22 and $5.69 per share, respectively.

During the year ended December 31, 2025 no stock options were issued. As of December 31, 2025, there was approximately $2.3 million in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 1.0 years. All share-based awards are recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards are recognized in the period in which they occur.

The fair value at grants dates of the grants issued subject to service and performance-based vesting conditions were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	N/A	3.60% - 4.65%
Expected volatility	N/A	93.2% - 100.5%
Average Expected term (years)	N/A	6 years
Expected dividend yield	N/A	0.0%
Weighted-average grant date fair value of options granted during the period	N/A	$3.04

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

The following table summarizes the Company’s stock options activity and related information for the year ended December 31, 2025 and 2024 (in thousands except share data):

	Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,211,508	$5.44	6.4	$700
Granted	2,196,167	$3.80	-	-
Exercised	(1,357,802)	$5.69	-	$3,750
Expired/Cancelled	(418,932)	$12.27	-	-
Forfeited	(348,548)	$3.68	-	-
Outstanding at December 31, 2024	6,282,393	$4.46	7.8	$23,568
Granted	-	$-	-	-
Exercised	(1,510,887)	$4.22	-	$11,149
Expired/Cancelled	(28,741)	$19.16	-	-
Forfeited	(220,944)	$4.13	-	-
Outstanding at December 31, 2025	4,521,821	$4.46	7.7	$32,532
Vested at December 31, 2025	3,208,698	$4.72	6.5	$22,321
Expected to vest in the future	1,313,123	$3.85	7.7	$10,211

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying options and the quoted closing price of the common stock of the Company at the end of the reporting period for those options that have an exercise price below the quoted closing price.

Stock-Based Compensation

Total stock-based compensation expense recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
Award type	2025	2024
RSUs	$8,197	$690
PSUs	1,644	-
Stock options	3,991	5,439
Total	$13,832	$6,129

The following table represents the allocation of stock-based compensation expense by financial statement line item:

	Year Ended December 31,
Financial statement line item	2025	2024
Cost of sales	$513	$270
Research and development	709	438
Selling and marketing	1,690	582
General and administrative	10,920	4,839
Total	$13,832	$6,129

During the year ended December 31, 2025, $0.9 million of expense related to stock option and RSUs pertained to equity modifications for employees who were provided notice of Merger-related terminations.

Stock-based Deferred Compensation Plan for Non-Employee Directors

In 2014, the Company established an unfunded stock-based deferred compensation plan, providing non-employee directors the opportunity to defer up to one hundred percent of fees and compensation, including restricted stock units. The amount of fees and compensation deferred by a non-employee director is converted into stock units, the number of which is determined based on the closing price of the Company’s common stock on the date such compensation would have otherwise been payable. At all times, the plan participants are one hundred percent vested in their respective deferred compensation accounts. On the tenth business day of January in the year following a director’s termination of service, the director will receive a number of common shares equal to the number of stock units accumulated in the director’s deferred compensation account. The Company accounts for this plan as stock-based compensation under ASC 718. During the years ended December 31, 2025 and 2024, no compensation was deferred under this plan.

On September 17, 2025, the Board approved the termination and liquidation of the plan in accordance with IRC Section 409A. As of the termination date, one director participated in the plan. All accrued benefits under the plan will be distributed on the date that is one business day following the twelve-month anniversary of the termination date.

Note 11 - BARDA Agreement

In July 2023, Melinta entered into partnership with BARDA to advance BAXDELA and VABOMERE for use in pediatrics and to partner on the development of BAXDELA against certain biothreat pathogens (BARDA-Supported Studies). Under this contract, BARDA reimburses Melinta certain percentages of costs incurred, as defined in the agreement, in connection with the BARDA-Supported Studies. BARDA has awarded a total of $47.5 million of funding with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million, if all options are exercised. If all contract options are exercised, the contract is expected to continue through 2034. Through December 2025, Melinta has recognized BARDA reimbursement totaling $19.4 million.

There are two performance obligations under the BARDA contract, which are research and development services performed for (a) BAXDELA and VABOMERE pediatric studies and (b) BAXDELA biodefense studies. These research and development services were performance obligations because they are distinct within the context of the contract; that is, the services are separately identifiable from other obligations within the arrangement. In addition, the transaction prices included within the BARDA contract were equivalent to the standalone selling price of the research and development services and would be allocated. Therefore, research and development services are recognized as contract revenue over time, as the performance obligation is satisfied, in accordance with the BARDA agreement. The Company recognized $4.2 million of contract revenue under the BARDA agreement for the year-ended December 31, 2025.

Note 12 - Segment Reporting

The Company has determined that it has one reportable segment- Drug Product primarily sold in the United States with contract revenue consisting of BARDA in the US and product, royalty and milestone revenues outside of the US.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as a single reportable segment. The CODM uses consolidated profit and loss to evaluate and measure performance against progress in its commercialization efforts and clinical trials. The following table sets forth significant segment expenses.

	Year Ended December 31,
	2025	2024
Research and development:
Employee expense	$7,756	$2,455
Other research and development	11,577	1,487
Total research and development	19,333	3,942
Selling and marketing
Employee and contracted employee expense	$22,618	$13,494
Other selling and marketing	15,436	15,243
Total selling and marketing expense	38,054	28,737
General and administrative
Employee expense	$32,584	$18,321
Other general and administrative	35,636	11,638
Total general and administrative expense	68,220	29,959

Total operating expenses	$125,607	$62,638

The CODM also reviews DefenCath sales separately from sales from the Melinta Portfolio; the following table sets forth the breakdown of sales:

	Year Ended December 31,
	2025	2024
Product Sales:
DefenCath	$258,813	$43,472
Melinta Portfolio	45,531	-
Total product sales	304,344	43,472
Contract Revenue	7,365	-
Total Revenues	311,709	43,472