Form 10-Q
period 2026-03-31
CorMedix Inc.
filed 2026-05-14
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-34673
CORMEDIX INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

389 Interpace Pkwy, Suite 450, Parsippany, NJ	07054
(Address of Principal Executive Offices)	(Zip Code)
(908) 517-9500
(Registrant’s Telephone Number, Including Area Code)

300 Connell Drive, Suite 4200, Berkeley Heights, NJ	07922
(Former Address of Principal Executive Offices)	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	CRMD	Nasdaq Global Market
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, as of May 11, 2026 was 78,451,891.

CORMEDIX INC. AND SUBSIDIARIES
i

PART I
FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$178,087	$144,837
Short-term investments	-	3,694
Account receivables, net	154,807	171,233
Inventories	30,731	29,716
Prepaid expenses and other current assets (including restricted cash of $656 and $656 at March 31, 2026, and December 31, 2025)	19,488	17,571
Total current assets	383,113	367,051
Property and equipment, net	6,166	5,959
Other long-term assets (including restricted cash of $332 and $332 at March 31, 2026, and December 31, 2025)	24,272	27,782
Goodwill	30,002	30,002
Intangible asset, net	368,772	379,072
Deferred tax assets	3,312	16,276
TOTAL ASSETS	$815,637	$826,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,827	$7,884
Accrued expenses and other liabilities	112,773	163,370
Contingent Consideration, short-term	3,176	3,015
Total current liabilities	128,776	174,269
Convertible senior notes, net of deferred financing costs	144,885	144,626
Contingent Consideration, net of current portion	102,397	99,101
Other long-term liabilities	2,530	2,839
TOTAL LIABILITIES	$378,588	$420,835

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 91,623 and 91,623 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock - $0.001 par value: 160,000,000 shares authorized; 78,395,299 and 79,260,667 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	78	79
Accumulated other comprehensive income	2	3
Additional paid-in capital	574,943	581,800
Accumulated deficit	(137,974)	(176,575)
TOTAL STOCKHOLDERS’ EQUITY	$437,049	$405,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$815,637	$826,142
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product sales, net	$121,916	$39,082
Contract revenue	5,511	-
Total Revenue	127,427	39,082
Cost of sales (exclusive of amortization of intangibles)	12,005	1,545
Amortization of intangibles	10,300	52
Gross profit	105,122	37,485
Operating Expenses:
Research and development	7,212	3,193
Selling and marketing	12,532	4,474
General and administrative	21,720	9,693
Total Operating Expenses	41,464	17,360
Income From Operations	63,658	20,125
Other (Expense) Income:
Unrealized loss on marketable security	(3,546)	-
Change in contingent consideration	(4,199)	-
Other non-operating (expense) income, net	(268)	519
Total Other (Expense) Income	(8,013)	519
Income before income taxes	55,645	20,644
Tax expense	17,044	—
Net Income	$38,601	$20,644
Other Comprehensive Loss:
Unrealized loss from investments	(1)	(5)
Foreign currency translation loss	-	(1)
Total Other Comprehensive Loss	(1)	(6)
Comprehensive Income	$38,600	$20,638
Net Income Per Common Share – Basic	$0.48	$0.32
Net Income Per Common Share - Diluted	$0.43	$0.30
Weighted Average Common Shares Outstanding – Basic	79,509	65,244
Weighted Average Common Shares Outstanding – Diluted	92,985	68,975

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

For the three months ended March 31, 2026:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	79,261	$79	92	$-	$3	$581,800	$(176,575)	$405,307
Stock issued in connection with options exercised	308	-	-	-	-	1,179	-	1,179
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	415	1	-	-	-	(1,528)	-	(1,527)
Repurchase and retirement of common stock	(1,589)	(2)	-	-	-	(11,090)	-	(11,092)
Stock-based compensation	-	-	-	-	-	4,582	-	4,582
Other comprehensive loss	-	-	-	-	(1)	-	-	(1)
Net income	-	-	-	-	-	-	38,601	38,601
Balance at March 31, 2026	78,395	$78	92	-	$2	$574,943	$(137,974)	$437,049
For the three months ended March 31, 2025:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	64,411	$64	137	$-	$91	$424,132	$(339,630)	$84,657
Stock issued in connection with ATM sale of common stock, net	621	1	-	-	-	6,761	-	6,762
Stock issued in connection with options exercised	84	-	-	-	-	350	-	350
Conversion of Series G preferred stock to common stock	2,502	3	(45)	-	-	(3)	-	-
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	93	-	-	-	-	(1,019)	-	(1,019)
Stock-based compensation	-	-	-	-	-	3,500	-	3,500
Other comprehensive loss	-	-	-	-	(6)	-	-	(6)
Net income	-	-	-	-	-	-	20,644	20,644
Balance at March 31, 2025	67,711	$68	92	-	$85	$433,721	$(318,986)	$114,888
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,601	$20,644
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	4,582	3,500
Depreciation and amortization	10,544	162
Change in contingent consideration	4,199	-
Change in fair value of marketable securities	3,546	-
Deferred income taxes	12,964	-
Other	672	46
Changes in operating assets and liabilities:
Decrease (increase) in account receivables	16,445	(2,965)
(Increase) decrease in inventory	(1,015)	112
Increase in prepaid expenses and other assets	(2,257)	(2,267)
Increase in accounts payable	4,943	213
(Decrease) increase in accrued expenses and other liabilities	(50,622)	292
Payment of contingent consideration liabilities	(220)	-
Net cash provided by operating activities	42,382	19,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	-	(9,985)
Maturity of short-term investments	3,694	9,800
Purchase of equipment	(729)	(10)
Net cash provided by (used in) investing activities	2,965	(195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from at-the-market program, net	-	6,762
Repurchase of common stock	(11,092)	-
Payment of employee withholding taxes on vested restricted stock units	(1,527)	(1,019)
Proceeds from exercise of stock options	1,179	350
Payment of contingent consideration liabilities	(522)	-
ROU financing lease fees	(135)	-
Net cash (used in) provided by financing activities	(12,097)	6,093
Foreign exchange effect on cash	-	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,250	25,635
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	145,825	40,756
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$179,075	$66,391
Cash paid for interest	$2,817	$10
Supplemental Disclosure of Non-Cash investing and financing Activities:
Additional capital expenditures included in accrued expenses and other liabilities	$97	$-
Disposal of ROU assets and liabilities for finance lease	$(53)	-
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization, Business and Basis of Presentation
Organization and Business
CorMedix Inc. ( “CorMedix” or the “Company”) was incorporated in the State of Delaware on July 28, 2006. The Company is a biopharmaceutical company focused on developing and commercializing therapeutic products for life-threatening diseases and conditions. Prior to the acquisition of Melinta Therapeutics, LLC ("Melinta") in August 2025 (the "merger"), the Company had focused on commercialization of its product, DefenCath® (taurolidine and heparin) in the United States. CorMedix launched the product commercially in 2024 in both the hospital inpatient and outpatient hemodialysis settings of care.
The merger with Melinta expanded the Company’s team and commercial platform and increased the commercial portfolio with six marketed, hospital- and clinic-focused infectious disease products, comprised of REZZAYO® (rezafungin for injection), MINOCIN® (minocycline) for Injection, VABOMERE® (meropenem and vaborbactam), KIMYRSA® (oritavancin), ORBACTIV® (oritavancin), BAXDELA® (delafloxacin), and an additional well-established cardiovascular product, TOPROL-XL® (metoprolol succinate) (together, the “Melinta Portfolio”, and, together with DefenCath, “our Products”). REZZAYO is currently approved for the treatment of candidemia and invasive candidiasis in adults. On April 27, 2026, CorMedix announced positive Phase III topline results from the global ReSPECT clinical trial evaluating REZZAYO (rezafungin for injection) for prophylaxis of invasive fungal diseases in adult patients undergoing allogeneic hematopoietic stem cell transplantation, and if approved by the U.S. Food and Drug Administration (the "FDA"), it is targeting commercialization of REZZAYO in this second indication beginning in 2027.
Given the closing of the merger during the third quarter of 2025, the financial results of Melinta are included in the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2026, but not for the quarter ended March 31, 2025.
Basis of Presentation
The preparation of these unaudited condensed consolidated financial statements and accompanying notes are in conformity with U.S. generally accepted accounting principles (“GAAP”) which requires the use of management estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2026, or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements included in such Annual Report on Form 10-K.
Reclassifications
Certain reclassifications were made to the prior year’s amounts to conform to the 2026 presentation.

Note 2 - Revenue and Accounts Receivable
Concentrations
The following table summarizes net revenue from each of the Company’s customers, who individually represent at least 10% of total revenue.

	Three Months Ended March 31,
	2026	2025
Customer A	24%	78%
Customer B	23%	14%
Customer C	30%	0%
The following table summarizes accounts receivable concentrations for each of the Company’s customers, who individually represent at least 10% of gross total accounts receivable.

	March 31, 2026	December 31, 2025
Customer A	18%	20%
Customer B	31%	23%
Customer C	37%	41%
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
Each of the products in the Melinta Portfolio has one FDA-approved CMO, primarily in Europe or in the United States. The Company has ongoing technology transfers intended to reduce costs of goods sold as well as to onshore the manufacture of several of its products, which it expects to complete over the next two to three years.
Accounts Receivable and Sales Allowances
Allowances recorded for credit losses as of March 31, 2026 and December 31, 2025 were approximately $0.6 million with no write-offs or recoveries during the three months ended March 31, 2026.
Variable consideration associated with net product sales, or "Sales Allowances," totaled $189.0 million and $19.3 million for the three months ended March 31, 2026, and March 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, total accrued reserves and allowances to accounts receivable on the balance sheet were $98.2 million and $132.4 million, respectively.

A roll forward of the significant categories of Sales Allowances and the related accrual balances on the Condensed Consolidated Balance Sheet for the three months ended March 31, 2026 is as follows:

	Volume Incentive Rebates	Medicaid	Distribution Service Fees	Accrued Shelf- stock Liability	Accrued Returns Allowance	Chargebacks
Balance at December 31, 2025	86,001	12,418	5,780	2,255	18,291	4,304
Provisions related to sales recorded in the period	45,778	2,348	17,878	4,983	1,699	26,535
Credits/payments issued during the period	(86,193)	(735)	(15,549)	(2,175)	(924)	(19,389)
Effect of change in estimate	-	(3,187)	-	-	(5,796)	-
Balance at March 31, 2026	45,586	10,844	8,109	5,063	13,270	11,450
During the quarter ended March 31, 2026, the Company recorded a change in estimate related to variable consideration for Medicaid rebates and product returns. During the three months ended March 31, 2026, the Company obtained new information regarding Medicaid utilization and updated its assumptions based on substantially completed historical claims data. Such estimates are subject to uncertainty due to the timing and completeness of claims processing. In addition, the Company updated its estimate of product returns as initial rate of return history for DefenCath recently became available, which was lower than previously estimated. For the quarter ended March 31, 2026, the resulting changes in accounting estimates positively impacted net sales by $9.0 million and positively impacted income from continuing operations and net income by $6.2 million, net of taxes, and increased basic and diluted earnings per share by $0.08 and $0.07 per share, respectively.

Note 3 - Income Per Common Share
The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Basic EPS numerator
Net income	$38,601	$20,644
Less: Allocation of undistributed income of Series E securities	(241)	(125)
Undistributed income available to common stockholders	$38,360	$20,519

Basic EPS Denominator:
Basic weighted average common shares outstanding	79,509	65,244

Diluted EPS numerator
Net Income	38,601	20,644
Convertible debt interest expense	1,785	-
Less tax effect of interest expense	(547)	-
Adjusted Net Income	39,839	20,644

Diluted EPS Denominator:
Basic weighted average common shares outstanding	79,509	65,244
Effect of Series E dilutive securities	500	392
Effect of stock Options and restricted stock dilutive securities	1,838	3,339
Effect of Convertible Senior Notes dilutive securities	11,138	-
Diluted weighted average common shares outstanding	92,985	68,975
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended March 31,
	2026	2025
	(Number of Shares of Common Stock Issuable)
Shares underlying outstanding stock options	505	123
Shares underlying restricted stock units	2,475	906
Total potentially dilutive shares	2,980	1,029
Note 4 - Financial Instruments
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

The following table is the reconciliation of the accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$178,087	$66,286
Restricted cash (included in prepaid and other assets)	656	-
Restricted cash (included in other long-term assets)	332	105
Total cash, cash equivalents and restricted cash	179,075	66,391
The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. In addition, the Company holds marketable equity securities in Talphera, Inc., (“Talphera”) a publicly traded biotechnology company, and has elected the fair value option for accounting for this investment. The related unrealized loss pertaining to Talphera is recorded in Other Expense. During the fourth quarter of 2025, the Company’s CEO was appointed to the Board of Directors of Talphera, and as such, Talphera is considered a related party for any subsequent transactions. The Company has no related party transactions with Talphera to date.
As of March 31, 2026 and December 31, 2025, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at March 31, 2026 and December 31, 2025.

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2026:
Money Market Funds included in Cash Equivalents	$8,573	$-	$-	$8,573
December 31, 2025:
Money Market Funds included in Cash Equivalents	$4,805	$-	$-	$4,805
Commercial Paper	3,694	-	-	3,694
Total December 31, 2025 short-term assets	$8,499	$-	$-	$8,499
Fair Value Measurements
The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value on a reoccurring basis as of March 31, 2026 and December 31, 2025:

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2026:
Money Market Funds and Cash Equivalents	$8,573	$8,573	$-	$-
Marketable Equity Securities	6,818	6,818	-	-
Contingent Consideration liability	105,573	-	-	105,573
December 31, 2025:
Money Market Funds and Cash Equivalents	$4,805	$4,805	$-	$-
Commercial Paper	3,694	-	3,694	-
Total December 31, 2025 short-term assets	$8,499	$4,805	$3,694	$-
Marketable Equity Securities	10,364	10,364	-	-
Contingent Consideration liability	102,116	-	-	102,116

Note 5 - Inventories
Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods. Inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$6,218	$3,635
Work in progress	9,225	11,691
Finished goods	15,288	14,390
Total	$30,731	$29,716
Note 6 - Acquisition of Melinta:
On August 29, 2025 (the “Closing Date”), the Company completed the acquisition of Melinta for total consideration of $453.7 million (net of cash acquired), including contingent consideration of $95.9 million to which the former Melinta equity holders are eligible to receive pursuant to the terms of the underlying agreements. The merger is accounted for using the acquisition method of accounting for business combinations under FASB Accounting Standard Codification Topic No. 805, Business Combinations (“ASC 805”), with CorMedix representing the accounting acquirer under this guidance. The estimates relating to the allocation of the purchase price are preliminary through the conclusion of the measurement period, which will be no longer than one year from the Closing Date.
The preliminary allocation of the purchase price to acquired assets and liabilities assumed based on their estimated fair values as of Closing Date resulted in goodwill of $30.0 million and intangible assets associated with marketed product values and in-process research and development, the fair value of which was $248.1 million, and $143.0 million, respectively. The in-process research and development relates to the future cash flows associated with the REZZAYO Second Indication if and when approved by the FDA, the fair value of which was determined using probability-weighted, discounted cash flows.
The contingent consideration is comprised of milestone and net sales-based payments. Upon the issuance of the FDA marketing approval of REZZAYO (or any product that contains the active ingredient rezafungin), for the prevention or prophylaxis of invasive fungal infections in adult patients undergoing allogeneic stem cell blood and marrow transplant or the regulatory equivalent (the “REZZAYO Second Indication”) on or prior to June 30, 2029, the Company shall pay, in cash or common shares, par value $0.001 per share, of the Company at the Company’s election, to the former Melinta equity holders the following payments (the “REZZAYO Milestone”):
(i)if the FDA-approved labeling includes candida, $20 million;
(ii)if the FDA-approved labeling includes aspergillus, $2.5 million; and
(iii)if the FDA-approved labeling includes pneumocystis, $2.5 million.
Further, the Company is obligated to pay to the former Melinta equity holders tiered royalties on REZZAYO U.S. net sales and low-single-digit royalties on MINOCIN U.S. net sales (each the “REZZAYO Royalties” and “MINOCIN Royalties”).
The fair value of the contingent payments of $95.9 million included the REZZAYO Milestone and the REZZAYO and MINOCIN Royalties (together, the “Royalties”). The Company estimated the fair value of the REZZAYO Milestone by probability-weighting each outcome and discounting the estimated payment back to the Closing Date. Key assumptions used in the valuation included probability of milestone achievement, the estimated timing of approval, an estimated weighted-average cost of capital, and the estimated timing of the REZZAYO Milestone payment occurring in 2027.
The Company estimated the fair value of the REZZAYO Royalties using a Monte Carlo simulation framework. Specifically, the Company simulated future net sales assuming a Geometric Brownian Motion framework, and these simulated metrics were used to determine the applicable percentage of REZZAYO Royalties. The fair value of the MINOCIN Royalties is linear with no thresholds, caps, tiers, or carry forwards, and was estimated using the Scenario-Based Method. For each method, the Royalties were calculated based on the contractual terms and then discounted from each payment date back to Closing Date. Key assumptions used in the valuation included projected net sales, the estimated duration of the related cash flows, and an estimated weighted-average cost of capital. Royalties payments are expected to occur until the expiration of patent or regulatory exclusivity in the late 2030s.
Fair value measurement of contingent consideration liability
Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded as Other income in the consolidated statements of operations on a quarterly basis. Changes in these estimates and assumptions could have a significant impact on the amounts recognized.
The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the three months ended March 31, 2026:

Contingent Consideration
(Unaudited)
Balance as of December 31, 2025	$102,116
Payments against contingent consideration	(742)
Change in fair value of contingent consideration liability	4,199
Balance as of March 31, 2026	$105,573
During the three months ended March 31, 2026, a change in fair value of contingent consideration of approximately $4.2 million was recorded primarily due to a lower discount rate and accretion due to the passage of time as of March 31, 2026 compared to December 31, 2025. The following table summarizes key assumptions and inputs used in the fair value simulation as of the valuation dates:

Valuation Dates	March 31, 2026	December 31, 2025
Risk-free rate over simulated period	4.38%	4.30%
Net sales of REZZAYO product volatility	70.00%	75.00%
Net sales REZZAYO product discount rate (continuous)	13.15%	13.15%
Net sales MINOCIN product discount rate (continuous)	9.95%	8.75%
Earnout payment discount rate (continuous)	6.60%	7.13%
REZZAYO Milestone payment discount rate	5.86%	6.25%
The amount of revenue attributable to the Melinta business included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 is $29.9 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of CorMedix and Melinta as if the merger occurred at the beginning of the year ended December 31, 2024. The unaudited pro forma financial information includes impact of certain adjustment related to changes from the purchase of TOPROL-XL product which was previously licensed to Melinta, amortization of intangibles, transaction related cost incurred, stock compensation expenses, interest expense on related borrowings, and related income tax effects. The unaudited pro forma financial information presented does not include any impact of transaction synergies. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total Revenue	$127,427	$68,839
Net Income	$38,601	$12,917
Net Income Per Common Share – Basic	$0.48	$0.20
Net Income Per Common Share – Diluted	$0.43	$0.18
The unaudited pro forma financial information presented above includes the following adjustments:
Three Months Ended March 31, 2025:
•Elimination of $0.6 million of licensing fees and profit sharing costs associated with the TOPROL-XL brand
•Elimination of historical stock compensation expense of $0.1 million
•Inclusion of intangible asset amortization of $9.7 million
•Net impact of new convertible notes payable of $0.1 million
•$2.6 million tax benefit on proforma adjustments
Note 7 - Accrued Expenses and other current liabilities
Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Accrued sales allowances	$76,586	$120,071
Payroll related liabilities (including severance)	5,772	16,853
Professional and consulting fees	5,853	6,264
Income tax payable	16,839	12,758
Manufacturing related	2,079	546
Accrued interest	1,013	2,332
Other	4,631	4,546
Total	$112,773	$163,370

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
On March 19, 2026, Plaintiffs filed a Notice of Motion and Motion Requesting International Judicial Assistance to the Appropriate Authority of the Ministry of Justice of Spain to obtain evidence under the Hague Convention of March 18, 1970 on the Taking of Evidence Abroad in Civil or Commercial Matters from third parties Laboratorios Farmacéuticos ROVI, S.A. (“ROVI”) and Barragan BioConsulting, SL. The Court will decide the motion on the papers.
On April 30, 2026, the parties submitted a Joint Status Report updating the Court on the status of discovery and requesting an extension on the discovery deadlines set forth in the Scheduling Order entered on August 27, 2025. On May 4, 2026, the Court entered the Scheduling Order as proposed. As such, the Scheduling Order provides for the (i) completion of fact discovery by September 25, 2026; (ii) completion of affirmative expert reports by November 11, 2026; (iii) completion of responsive expert reports by January 15, 2027; and (iv) completion of expert depositions by March 29, 2027. The Court has set the next Status Conference for July 8, 2026.
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
On January 19, 2026, the plaintiffs filed their Unopposed Motion for Preliminary Approval of Settlement (“Preliminary Approval Motion”). Following an exchange of letters, on February 3, 2026, the Jhoe plaintiff filed a purported opposition to the Preliminary Approval Motion raising, among other things, various objections to the proposed settlement. On February 10, 2026, the plaintiffs filed their reply in further support of preliminary approval of the proposed settlement, in which Defendants joined and advanced additional arguments in favor of preliminary approval.
On March 20, 2026, the Court denied the Motion to Intervene and Stay the Derivative Action. The Preliminary Approval Motion remains pending and will be decided on the papers.
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
On December 29, 2025, the defendants moved to stay or dismiss this action, pending approval of the settlement in the federal derivative action. On January 15, 2026, the parties filed a Stipulation and Proposed Order Governing the Briefing Schedule for the Motion to Dismiss or Stay, which the court so-ordered the following day. Per the Stipulation, Defendants filed their Opening Brief on February 16, 2026. Further, Plaintiff’s Opposition Brief was due on March 18, 2026 and Defendants’ Reply was due on April 2, 2026.
On February 27, 2026, the parties filed a stipulation and proposed order to stay the case––including the Motion to Dismiss or Stay––pending decisions by the court in the New Jersey derivative case on two motions: (i) Mr. Jhoe’s Motion to Intervene and (ii) the plaintiffs’ Motion for Preliminary Approval of Settlement, which Mr. Jhoe opposes. The stipulation, which the court so-ordered on March 2, 2026, further provides that following the New Jersey court’s decisions on these motions, the parties in the Jhoe case will confer regarding appropriate next steps and update the court accordingly.
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
Commitments
Melinta is party to several license agreements, under which it will be required to make payments based on the achievement of agreed-upon milestones or circumstances. As of March 31, 2026, Melinta was not obligated to make any of the future payments discussed below.

Wakunaga Pharmaceutical Co., Ltd. ("Wakunaga") In May 2006, Wakunaga and Melinta executed a license agreement under which Melinta acquired rights to certain patents, patent applications, and other intellectual property related to BAXDELA. Melinta is obligated to pay royalties to Wakunaga on sales of BAXDELA. Under the license, Melinta has the right to grant sublicenses, although Wakunaga is entitled to a substantial portion of non-royalty income received from a sublicense of the Wakunaga technology. Wakunaga has certain termination rights, should Melinta fail to perform its obligations under the agreement, Melinta becomes subject to bankruptcy or similar events, or Melinta’s business is transferred or sold and the successor requires Melinta to terminate a substantial part of its development activities under the agreement. Melinta has the right to terminate the license for cause upon six months’ written notice to Wakunaga. Unless earlier terminated, the license agreement will continue in effect on a country-by-country and product-by-product basis until Melinta is no longer required to pay any royalties, which is the later of the date the manufacture, use or sale of a licensed product in a country is no longer covered by a valid patent claim, or a specified number of years following the first commercial sale in such country.
CyDex Pharmaceuticals, Inc. In November 2010, Melinta entered into a license and supply agreement with CyDex Pharmaceuticals, Inc. (now a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, both hereafter referred to as Ligand) under which Melinta obtained an exclusive right, under certain patents and patent applications, to use Ligand’s beta sulfobutyl cyclodextrin, Captisol, in the development and commercialization of a BAXDELA product. In addition, under the terms of the license agreement, Melinta obtained a nonexclusive license to Ligand’s Captisol data package. Melinta is obligated to pay royalties to them based on its sales of BAXDELA. Melinta is obligated to certain diligence requirements and has the right to grant sublicenses to third parties. The license agreement provides for future payments to Ligand upon the achievement of a future commercial milestone, and obligations to make percentage royalty payments in the single digits based on net sales, if any, of the licensed product. Additionally, Melinta has agreed to purchase its requirements of Captisol from Ligand for use in a BAXDELA product, with pricing established pursuant to a tiered pricing schedule. Ligand has certain rights to terminate the agreement following a cure period, should Melinta fail to perform its obligations under the agreement. In addition, Ligand may terminate the agreement immediately if Melinta fails to pay milestones or royalties due under the agreement or if Melinta becomes subject to bankruptcy or similar events. Melinta has the right to terminate the license upon 90 days’ written notice to Ligand. Unless earlier terminated, the agreement will continue in effect until the expiration of our obligation to pay royalties. Such obligation expires, on a country-by-country basis, over a specified number of years following the expiration date of the last valid claim of a licensed product in the country of sale; if there has never been a valid claim of a licensed product in the country of sale, then such number of years after the first sale of the licensed product in such country.
AstraZeneca AB (“AZ”). In connection with the acquisition of TOPROL-XL, the seller assigned its rights, title, interests and obligations for the TOPROL-XL product in the U.S. under the supply and license agreements with AZ to Melinta, as a wholly-owned subsidiary of the Company. AZ is obligated to supply the TOPROL-XL product to Melinta in accordance with the supply agreement, and Melinta is obligated to pay royalties based on net sales of the TOPROL-XL product.
Mundipharma. In July 2022, Melinta entered into a license agreement with Cidara Therapeutics (“REZZAYO License Agreement”) (who in April 2024 sold all of its rights in REZZAYO to Napp Pharmaceutical Group Limited (“Napp”), a member of Mundipharma independent associated companies) to acquire an exclusive license to develop and sell REZZAYO in the U.S. Napp acquired all assets and rights related to rezafungin globally, including ongoing development and distribution, while commercialization rights to rezafungin in the United States remain licensed to Melinta.
As of the March 31, 2026, the commitments under the REZZAYO License Agreement include a regulatory milestone of between $30 million and $40 million upon receipt of the marketing approval for the prophylaxis indication, a number of commercial milestones upon exceeding certain net sales targets, and net sales-based royalties. The agreement additionally stipulates that upon the earlier of thirty-days following the receipt of the marketing approval for the prophylaxis indication or on June 30, 2028, Napp shall assign and transfer to Melinta all rights, title and interest in and to all product filings for the current product in the U.S. Following the first anniversary of the contract effective date, Melinta may terminate this agreement, in its sole discretion, upon 90 days prior written notice; otherwise, this agreement shall expire on the expiration of Melinta’s obligation to pay royalties to Napp when there is no valid claim of the licensed patent rights in the United States.
In connection with the purchase of the active pharmaceutical ingredient (API) for VABOMERE, Melinta has committed to API deliveries from the CMO in 2026 with a total cost of €5.9 million, subject to inflation adjustments.

Note 9 - Stockholders’ Equity
Common Stock
On February 2, 2026, the Company announced that the Board of Directors approved a share repurchase program, which authorizes the Company to repurchase up to $75 million of the Company's outstanding common stock. The repurchase program is authorized through December 31, 2027. Repurchases may be made at management’s discretion from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases or pursuant to trading plans as permitted under applicable securities laws. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws and regulations, and other factors. The share repurchase program does not require the Company to acquire any amount of shares, and may be suspended or discontinued at any time. During the three months ended, March 31, 2026, the Company repurchased and retired 1.6 million shares of common stock for a total price of $11.1 million.
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

	As of March 31, 2026			As of December 31, 2025
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	2,000	$10.00	$20,000
Series E	89,623	$62.76	$5,624,739	89,623	$62.76	$5,624,739
Total	91,623		$5,644,739	91,623		$5,644,739
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
During the three months ended March 31, 2026 and 2025, the Company granted 2,622,062 and 1,274,750 RSUs, to its employees and non-employee directors with service based vesting conditions and a weighted average grant date fair value of $7.26 and $10.21 per share, respectively.
In addition to the RSUs noted above, during the three months ended March 31, 2026 and 2025, the Company issued 464,554 and 487,500 PSUs to its executive officers with market performance and service based vesting conditions and, as such, the grant date fair value of $10.38 and $11.79 was calculated using a Monte-Carlo simulation model, respectively.
The following key assumptions were used to determine the fair value of the PSUs granted during the period:

Assumption	Period 1	Period 2	Period 3
2025 Grant

Share price	$8.10	N/A	N/A
Equity volatility	71.2%	69.7%	87%
Remaining term (years)	0.99	1.99	2.99
Dividend yield	0%	0%	0%
Risk-free rate	4.1%	4.2%	4.3%

2026 Grant

Share price	$7.27	N/A	N/A
Equity volatility	87.3%	81.8%	77.6%
Remaining term (years)	1.02	2.02	3.02
Dividend yield	0%	0%	0%
Risk-free rate	3.5%	3.6%	3.7%
As of March 31, 2026, the Company had 4,408,928 outstanding RSUs and PSUs. As of March 31, 2026, unrecognized compensation expense related to unvested RSUs and PSUs was $33.7 million, which will be recognized over a weighted average remaining period of 1.9 years as of March 31, 2026.
Stock Options
During the three months ended March 31, 2026 and 2025, no stock options were issued. As of March 31, 2026, there was approximately $1.7 million in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 0.9 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
Award type	2026	2025
RSUs	$3,340	$2,079
PSUs	716	479
Stock options	526	942
Total	$4,582	$3,500

	Three Months Ended March 31,
Financial statement line item	2026	2025
Cost of sales	$192	$55
Research and development	278	124
Selling and marketing	622	113
General and administrative	3,490	3,208
Total	$4,582	$3,500
Note 10 - BARDA Agreement
In July 2023, Melinta entered into a partnership with BARDA to advance BAXDELA and VABOMERE for use in pediatrics and to partner on the development of BAXDELA against certain biothreat pathogens (BARDA-Supported Studies). Under this contract, BARDA reimburses Melinta certain percentages of costs incurred, as defined in the agreement, in connection with the BARDA-Supported Studies. BARDA has awarded a total of $47.5 million of funding with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million, if all options are exercised. If all contract options are exercised, the contract is expected to continue through 2034. Through March 2026, Melinta has recognized BARDA reimbursement totaling $21.8 million.
There are two performance obligations under the BARDA contract, which are research and development services performed for (a) BAXDELA and VABOMERE pediatric studies and (b) BAXDELA biodefense studies. These research and development services were performance obligations because they are distinct within the context of the contract; that is, the services are separately identifiable from other obligations within the arrangement. In addition, the transaction prices included within the BARDA contract were equivalent to the standalone selling price of the research and development services and would be allocated. Therefore, research and development services are recognized as contract revenue over time, as the performance obligation is satisfied, in accordance with the BARDA agreement. The Company recognized $2.4 million of contract revenue under the BARDA agreement for the three-months ended March 31, 2026.
Note 11 - Segment Reporting
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

	Three Months Ended March 31,
	2026	2025
Research and development:
Employee and contracted employee expense	$2,338	$1,100
Other research and development	4,874	2,093
Total research and development	7,212	3,193
Selling and marketing
Employee and contracted employee expense	$7,300	$2,064
Other selling and marketing	5,232	2,410
Total selling and marketing expense	12,532	4,474
General and administrative
Employee and contracted employee expense	$10,528	$6,843
Other general and administrative	11,192	2,850
Total general and administrative expense	21,720	9,693

Total operating expenses	$41,464	$17,360
The CODM also reviews DefenCath sales separately from sales from the Melinta Portfolio; the following table sets forth the breakdown of sales:

	Three Months Ended March 31,
	2026	2025
Product Sales:
DefenCath	$97,511	$39,082
Melinta Portfolio	24,405	-
Total product sales	121,916	39,082
Contract Revenue	5,511	-
Total Revenues	$127,427	$39,082
Note 12 - Income Taxes:
The following table summarizes the Company's effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Profit (Loss) before income taxes	$55,645	$20,644
Provision (Benefit) for income taxes	17,044	-
Effective tax rate	30.6%	0.0%
The effective income tax rates for the three months ended March 31, 2026 was 30.6% compared to 0% for the three months ended March 31, 2025. The tax expense for the current period reflects estimated federal and state income taxes. In contrast, no income tax expense was recorded for the three months ended March 31, 2025, as the Company maintained a full valuation allowance against its deferred tax assets during that period.

The effective tax differed from the U.S. Federal statutory rate of 21% principally due to the expected state tax profile for the period and certain discrete items.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended March 31, 2026, management re-evaluated the realizability of its deferred tax assets and concluded that no release on the valuation allowance is needed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our audited 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”), on March 5, 2026.
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
Overview
CorMedix Inc. (collectively, with our wholly owned subsidiaries, referred to herein as “we,” “us,” “our” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutic products for life-threatening diseases and conditions. Our results of operations are driven by the commercialization of DefenCath® in the United States and, following the acquisition of Melinta in August 2025 (the "merger"), a diversified portfolio of hospital- and clinic-focused infectious disease products. The financial results of Melinta have been included in our consolidated financial statements since the acquisition date, and, as a result, comparisons to prior periods may not be meaningful.
There have been no material changes to our business, strategy or key drivers of our results of operations from those described in our Annual Report on Form 10-K for the year ended December 31, 2025. Accordingly, this discussion should be read in conjunction with the information presented in the Form 10-K, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our operating results continue to be influenced by a number of factors, including product adoption and utilization trends, pricing and reimbursement dynamics, including those applicable to DefenCath, and the ongoing integration and performance of the Melinta portfolio. In addition, our results reflect the impact of our capital structure, including interest expense associated with our convertible senior notes, as well as investments in our commercial infrastructure and development activities.

We continue to focus on executing our commercial strategy, supporting product adoption across our portfolio, and advancing initiatives designed to optimize our operating model, improve efficiency within the broader organization, and support long-term growth. While our strategy and key drivers remain unchanged, our results may continue to be affected by the timing and pace of product adoption, reimbursement dynamics, and the execution of cost optimization initiatives.
Recent Developments
REZZAYO is currently approved for the treatment of candidemia and invasive candidiasis in adults. On April 27, 2026, CorMedix announced positive Phase III topline results from the global ReSPECT clinical trial evaluating REZZAYO (rezafungin for injection) for prophylaxis of invasive fungal diseases in adult patients undergoing allogeneic hematopoietic stem cell transplantation, and if approved by the FDA, it is targeting commercialization of REZZAYO in this second indication beginning in 2027.
On April 2, 2026, the U.S. government issued an executive order imposing new tariffs on certain imported goods, including active pharmaceutical ingredients (“APIs”), excipients, and packaging materials commonly used in the pharmaceutical industry. The Company is currently assessing the impact of the tariffs, which may adversely affect our gross margins and operating results. We are currently in the process of onshoring the manufacture of a number of products into the U.S., which we believe will both drive lower manufacturing costs and mitigate certain incremental costs related to tariffs. However, there can be no assurance that we will be able to fully or substantially offset these incremental costs.
Results of Operations
Our results of operations are primarily driven by product sales across our portfolio, including contributions from the Melinta acquisition and continued momentum of DefenCath. Operating expenses reflect investments in commercialization, integration activities and personnel to support the expanded business. In addition, our results are impacted by our capital structure, including interest expense associated with our convertible senior notes. Period-to-period comparisons are affected by the inclusion of Melinta's results of operations beginning on August 29, 2025, in connection with the merger.
On July 1, 2026, DefenCath’s TDAPA reimbursement transitions into a post-TDAPA Add-On Adjustment, the calculation of which is determined by CMS. As a result of the methodology utilized by CMS, the level of reimbursement provided to institutions treating dialysis patients will significantly decline, and as a result, CorMedix expects a corresponding reduction to its net pricing for DefenCath in the second half of 2026. We currently estimate, based on the known CMS methodology for calculation of the post TDAPA Add-on, that the 2027 payment could increase meaningfully above the payment rate for the second half of 2026.

Comparison of the Three Months Ended March 31, 2026 and 2025.
The following is a tabular presentation of our unaudited consolidated operating results for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,		% Increase/ (Decrease)
	2026	2025
Revenue:
Product sales, net	$121,916	$39,082	212%
Contract revenue	5,511	-	100%
Total Revenues	127,427	39,082	226%
Cost of sales (exclusive of amortization of intangibles)	12,005	1,545	677%
Amortization of intangibles	10,300	52	19,708%
Gross profit	105,122	37,485	180%
Operating Expenses:
Research and development	7,212	3,193	126%
Selling and marketing	12,532	4,474	180%
General and administrative	21,720	9,693	124%
Total Operating Expenses	41,464	17,360	139%
Income From Operations	63,658	20,125	216%
Other (Expense) Income:
Unrealized loss on marketable security	(3,546)	-	100%
Change in contingent consideration	(4,199)	-	100%
Other non-operating (expense) income, net	(268)	519	(152)%
Total Other (Expense) Income	(8,013)	519	(1,644)%
Income before income taxes	55,645	20,644	170%
Tax expense	17,044	-	100%
Net Income	$38,601	$20,644	87%
Revenue for the three months ended March 31, 2026 was $127.4 million as compared to $39.1 million for the same period in 2025, an increase of $88.3 million or 226%. The increase is due to the inclusion of the Melinta Portfolio in the three months ended March 31, 2026 as well as strong first quarter execution and positive underlying demand trends.

For the three months ended March 31, 2026 and 2025, Product Sales were $121.9 million and $39.1 million, respectively, representing an increase of $82.8 million or 212%. The increase is primarily due to sustained DefenCath demand, including with the onboarding of our large dialysis customer mid-last year, along with the addition of Melinta revenue. Product Sales during the periods consist primarily of sales of DefenCath and reflects the shipment of DefenCath to direct customers and specialty distributors, net of estimates for applicable variable consideration, which consists primarily of distribution service fees, prompt pay and other discounts, product returns, chargebacks, rebates and volume incentive rebates, shelf-stock adjustments and data fees, and includes a change in accounting estimate for Medicaid and returns' sales allowances of $9.0 million during the three months ended March 31, 2026. Revenue from the Melinta Portfolio represents $24.4 million of product sales in the first quarter of 2026, reflecting typical first quarter purchasing patterns for the Melinta Portfolio, including the impact of lower wholesaler channel inventory levels at the end of the first quarter of 2026 relative to the fourth quarter of 2025.
Contract Revenue reflects $2.4 million earned under the BARDA agreement and $3.1 million related to milestone, royalty, and inventory revenue under Melinta’s licensing agreements.

The following is a summary of our Total Revenue between the DefenCath sales and the contribution from the Melinta Portfolio (in thousands):

	Three Months Ended March 31,
	2026	2025
Product Sales:
DefenCath	$97,511	$39,082
Melinta Portfolio	24,405	-
Total product sales	121,916	39,082
Contract Revenue	5,511	-
Total Revenue	$127,427	$39,082
Cost of Sales for the three months ended March 31, 2026 was $12.0 million as compared to $1.5 million for the same period in 2025, an increase of $10.5 million, or 677%. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath and Melinta Portfolio, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. The increase from 2025 to 2026 is primarily due to higher product sales, driven by higher volume of DefenCath sales and the acquisition of Melinta in August 2025.
Intangible Asset Amortization was $10.3 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The increase was primarily due to the intangible assets acquired as part of the merger completed in the third quarter of 2025.
Research and Development Expense ("R&D") expense for the three months ended March 31, 2026 was $7.2 million, an increase of $4.0 million, or 126%, from $3.2 million for the same period in 2025. The increase was driven primarily by increased personnel and clinical trial services related to pediatric programs for certain Melinta portfolio products, as well as activities supporting additional DefenCath indications.
Selling and Marketing Expense ("S&M") expense was $12.5 million for the three months ended March 31, 2026, an increase of $8.0 million, or 180%, from $4.5 million for the same period in 2025. The increase was primarily due to higher personnel cost associated with the larger product portfolio and marketing programs resulting from our acquisition of Melinta.
General and Administrative Expense ("G&A") expense for the three months ended March 31, 2026 was $21.7 million, an increase of $12.0 million, or 124%, from $9.7 million for the same period in 2025. The increase was primarily attributable to higher costs associated with operating as a combined company following the merger, including increased facilities, personnel, patent-related costs, information technology infrastructure, and Prescription Drug User Fee Act (“PDUFA”) fees. In addition, general and administrative expense increased due to higher branded prescription drug fees driven by growth in product sales, as well as higher litigation-related costs.
Unrealized loss on marketable security represents the change in fair value for its marketable equity securities in Talphera, a publicly-traded biotechnology company. For the three months ended, March 31, 2026, we recognized a $3.5 million loss related to the decrease in fair value of the Talphera stock.
Change in contingent consideration for the three months ended March 31, 2026, we recognized change in the fair value of contingent consideration of $4.2 million, primarily driven by the changes in the present value of expected payments resulting from discount accretion. As the merger closed in the third quarter of 2025, there was no comparative amount in the three months ended March 31, 2025.
Other non-operating (expense) income was $0.3 million of expense for the three months ended March 31, 2026 compared to $0.5 million of income for the same period last year, a decrease of $0.8 million. The change was primarily due to interest expense on our $150.0 million aggregate principal amount of convertible senior notes due 2030, which were issued during the third quarter of 2025, and partially offset by interest income on cash and short-term investments.
Tax Expense was $17.0 million for the three months ended March 31, 2026, compared to $0.0 million for the same period in the prior year. The tax expense for the current period reflects estimated federal and state income taxes. In contrast, no income tax expense was recorded for the three months ended March 31, 2025, as the Company maintained a full valuation allowance against its deferred tax assets during that period.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we had cash, cash equivalents and short-term investments of $178.1 million, excluding restricted cash of $1.0 million, compared to $148.5 million as of December 31, 2025, excluding restricted cash of $1.0 million. Our primary sources of liquidity continue to be cash generated from operations, cash on hand, and available capital raising capacity. As of March 31, 2026, $22.1 million of our common stock remained available for potential sale under our at-the-market issuance sales agreement, and $15.0 million remained available under our shelf registration statement.
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $42.4 million, compared to $19.7 million for the three months ended March 31, 2025. Cash flows from operating activities were primarily driven by net income, adjusted for non-cash items, and changes in working capital, including accounts receivable, inventory and accrued liabilities. The period-over-period change was primarily attributable to higher net income driven by product sales.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2026 was $3.0 million, compared to $0.2 million used in investing activities for the three months ended March 31, 2025. Investing activities during the period primarily consisted of proceeds from short-term investments converted into cash partially offset by capital expenditures to support the validation of new contract manufacturing organizations in connection with our initiatives to lower our products' costs of goods as well as to onshore the manufacture of our products, compared to the prior-year period, which did not include significant transactions.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $12.1 million, compared to $6.1 million in cash provided by financing activities in the three months ended March 31, 2025. Financing activities during the current period primarily consisted of activity under our stock repurchase program and payments of employee withholding taxes for vested restricted stock units, compared to the prior year period which included net proceeds generated from the sale of our common stock in our ATM program, partially offset by payments of employee withholding taxes for vested restricted stock units.
Funding Requirements and Liquidity
We expect to continue to fund day-to-day operations from cash collections of accounts receivable, our cash on hand, cash equivalents and short-term investments. To support strategic initiatives, we may seek to sell additional equity or debt securities through one or more discrete transactions, but can provide no assurances that any such financing will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness would result in increased fixed obligations and could contain covenants that would restrict our operations.
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
We currently estimate that as of March 31, 2026, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of these financial statements.

Contractual Obligations
There have been no material changes to our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
    ●    Litigation contingencies are assessed and judgments are made to determine if an unfavorable outcome is considered probable or reasonably possible, and when considered reasonably possible but not probable, the contingency is disclosed along with an estimate of the possible loss or range of loss. If a liability is possible or probable, but no reasonable estimation of loss can be made, we will disclose the nature of the contingency and state that such an estimate cannot be made. Such estimates and judgments are based on information obtained through the discovery process, court filings and follow on filings by the plaintiffs as well as the stage of litigation.
    ●    We account for product revenue from the sale of our Products in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which entails our estimates and judgments primarily in determining the transaction price and more specifically as it relates to variable consideration associated with the contracts. Our customers are primarily located in the United States and consist primarily of outpatient service providers and to a lesser extent specialty wholesale distributors. Variable consideration pertaining to an allowance for product returns of short-dated or expired product requires estimation as our customers may have differing utilization, storage and distribution methods and we do not yet have significant historical trends specific to DefenCath. The Company’s product return accrual takes into consideration estimates of product held by its customers, the distribution channel, the shelf life of the product held by customers, as well as when the product is eligible for return based on our returns good policy. We have established the estimate for returns based on specific customer circumstances, industry best practices and management experiences, which will continuously be refined as new information is received. At March 31, 2026, we had $13.3 million in accrued returns allowance including the balance recorded for the Melinta Portfolio.
Variable consideration pertaining to accrued Medicaid rebates requires estimation as our customers may have differing utilizations rates of Medicaid coverage, different utilization within States which may be in either the primary or secondary positions, as well as general fluctuations in patient populations over time. Based on the relatively short time since product launch of DefenCath and the inherent lag time in states’ Medicaid processing, the utilization of information the Company has received is limited and, as such, there is a lack of significant historical trends for Medicaid utilization. The Company’s accrual does take into consideration its customers’ recent actual Medicaid utilization rates as well as anticipated Medicaid utilization rates. At March 31, 2026, the Company had $10.8 million in accrued Medicaid rebates, including the balance recorded for the Melinta Portfolio.
During the quarter ended March 31, 2026, the Company recorded a change in estimate related to variable consideration for Medicaid rebates and product returns. During the three months ended March 31, 2026, the Company obtained new information regarding Medicaid utilization and updated its assumptions based on substantially completed historical claims data. Such estimates are subject to uncertainty due to the timing and completeness of claims processing. In addition, the Company updated its estimate of product returns as initial rate of return history for DefenCath recently became available, which was lower than previously estimated. For the quarter ended March 31, 2026, the resulting changes in accounting estimates positively impacted net sales by $9.0 million and positively impacted income from continuing operations and net income by $6.2 million, net of taxes, and increased basic and diluted earnings per share by $0.08 and $0.07 per share, respectively.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk.
The U.S. dollar is the Company’s functional and reporting currency. The Company also engages in transactions denominated in currencies other than the U.S. dollar, most significantly the Euro. Because transactions denominated in these currencies represent a small portion of total transactions relative to those denominated in U.S. dollars, the Company does not believe that foreign currency risk is material.
As of March 31, 2026, our convertible debt bears a fixed interest rate, so we have no variability as a result in changes in interest rates.
Inflation has increased in recent periods and could continue to increase in the future. Inflationary factors, such as increases in the cost of our raw materials, supplies, interest rates and overhead costs, as well as costs associated with tariffs and trade and other international disputes, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, and we don't believe that currently established tariffs will have a material impact on our future operations, we may experience financial impact in the future if inflation rates and prices continue to rise.
Item 4. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness in our internal control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.
As previously disclosed, management identified a material weakness in internal control over financial reporting related to the operational effectiveness of a control designed to ensure adequate and timely review of significant, non-routine transactions. This material weakness resulted from capacity constraints within the finance function during a period of significant transaction activity, including a large acquisition and a convertible debt offering, and reliance on third-party accounting resources, and it has not been remediated as of March 31, 2026.
Management continues to implement remediation measures designed to address the material weakness. These measures include the implementation of enhanced review controls over the accounting for significant non-routine transactions, including the preparation of contemporaneous technical accounting memoranda and enhanced management review and approval procedures.
In addition, management is evaluating workforce capacity and resourcing needs, including the potential addition of internal and external resources, and is progressing the integration of financial systems and streamlining of the combined-company close process to increase capacity within the finance function.
The material weakness will not be considered remediated until the applicable controls have been fully implemented, have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding our legal proceedings, see Note 8, Commitments and Contingencies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors.
Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2025 Form 10-K. There have been no material changes to the risk factors described in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) Sales of Unregistered Securities
None.
b) Use of Proceeds from Public Offering of Common Stock
None.
c) Purchases of Equity Securities by the Issuer
On February 2, 2026, we announced that our Board of Directors approved a share repurchase program, which authorizes the Company to repurchase up to $75 million of CorMedix outstanding common stock. The repurchase program is authorized through December 31, 2027. Repurchases may be made at management’s discretion from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases or pursuant to trading plans as permitted under applicable securities laws. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws and regulations, and other factors. The share repurchase program does not require the Company to acquire any amount of shares, and may be suspended or discontinued at any time.
The following table shows the Company's repurchases in the first quarter of 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value that may yet be purchased under the plans or programs (in thousands)
January 1, 2026- January 31, 2026	-	$-	$-	$75,000

February 1, 2026- February 28, 2026	766,794	$7.53	766,794	$69,224

March 1, 2026- March 31, 2026	822,277	$6.46	822,277	$63,908
Total	1,589,071		1,589,071

Item 3. Default Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 12, 2026, the Company entered into an amended and restated executive employment agreement (the “A&R Employment Agreements”) with each of (i) Susan Blum, the Company’s Executive Vice President and Chief Financial Officer, (ii) Elizabeth Hurlburt, the Company’s Executive Vice President and Chief Operating Officer, and (iii) Beth Zelnick Kaufman, the Company’s Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary (each, an “Officer”).

The A&R Employment Agreements provide that Mses. Blum, Hurlburt, and Zelnick Kaufman continue to receive their current annual base salaries of $503,000, $528,000, and $512,000, respectively. Each of the Officer’s target annual bonus opportunity remains at 45% of her base salary, with the actual amount of any annual bonus to be determined based on achievement of Company and individual objectives set by the Board (or its compensation committee). Each Officer will also remain eligible to receive grants pursuant to the Company’s 2019 Omnibus Stock Incentive Plan or any successor thereto (the “Equity Plan”) from time to time as determined by the Board (or its compensation committee).

Upon a termination of the Officer’s employment by the Company other than for Cause (as defined in the A&R Employment Agreements) (other than as a result of death or disability) or by the Officer for Good Reason (as defined in the A&R Employment Agreements), and subject to the Officer’s execution and non-revocation of a customary release of claims, the Officer will be entitled to the following severance benefits: (i) continuation of base salary for 12 months (or, if such termination occurs within 24 months following a Corporate Transaction (as defined in the Equity Plan), 125% of the sum of such Officer’s base salary and target annual bonus, paid over 15 months), (ii) payment of a prorated annual bonus for the year of termination based on the actual achievement of the specified bonus objectives, (iii) subsidized COBRA premiums for up to 12 (or, if such termination occurs within 24 months following a Corporate Transaction, 15) months, (iv) acceleration of unvested equity awards scheduled to vest on or before the next succeeding anniversary of the date of the Officer’s termination, provided that performance-based awards will not accelerate unless and until their performance conditions are satisfied (or, if such termination occurs within 24 months following a Corporate Transaction, full acceleration of all unvested equity awards), and (v) any then-unpaid annual bonus in respect of service during the year preceding the year of termination.

The A&R Employment Agreements also contain customary confidentiality and non-disparagement covenants and non-competition and non-solicitation of employees and customers covenants that apply during employment and for a period of 12 months following any termination of employment.

The foregoing description of the A&R Employment Agreements is qualified in its entirety by reference to the full text of the A&R Employment Agreements, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

Item 6. Exhibits.
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
10.1*+	Amended and Restated Executive Employment Agreement, dated May 12, 2026, by and between CorMedix Inc. and Susan Blum.
10.2*+	Amended and Restated Executive Employment Agreement, dated May 12, 2026, by and between CorMedix Inc. and Elizabeth Hurlburt.
10.3*+	Amended and Restated Executive Employment Agreement, dated May 12, 2026, by and between CorMedix Inc. and Beth Zelnick Kaufman.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

May 14, 2026	/s/ Joseph Todisco
	Name:	Joseph Todisco
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 14, 2026	/s/ Susan Blum
	Name:	Susan Blum
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)