Form 10-Q
period 2026-06-30
CorMedix Inc.
filed 2026-08-13
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, as of August 10, 2026 was 77,944,324.

CORMEDIX INC. AND SUBSIDIARIES
i

PART I
FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$256,692	$144,837
Short-term investments	-	3,694
Account receivables, net	161,305	171,233
Inventories	38,583	29,716
Prepaid expenses and other current assets (including restricted cash of $656 and $656 at June 30, 2026, and December 31, 2025)	23,974	17,571
Total current assets	480,554	367,051
Property and equipment, net	7,852	5,959
Other long-term assets (including restricted cash of $332 and $332 at June 30, 2026, and December 31, 2025)	27,172	27,782
Goodwill	30,002	30,002
Intangible assets, net	358,472	379,072
Deferred tax assets	-	16,276
TOTAL ASSETS	$904,052	$826,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,238	$7,884
Accrued expenses and other liabilities	173,244	163,370
Contingent Consideration, short-term	3,914	3,015
Total current liabilities	187,396	174,269
Convertible senior notes, net of deferred financing costs	145,150	144,626
Contingent Consideration, net of current portion	107,705	99,101
Deferred tax liabilities	663	-
Other long-term liabilities	2,305	2,839
TOTAL LIABILITIES	443,219	420,835

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 91,623 and 91,623 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock - $0.001 par value: 160,000,000 shares authorized; 77,667,011 and 79,260,667 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	78	79
Accumulated other comprehensive income	2	3
Additional paid-in capital	572,739	581,800
Accumulated deficit	(111,986)	(176,575)
TOTAL STOCKHOLDERS’ EQUITY	$460,833	$405,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$904,052	$826,142
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue and Grant Income:
Product sales, net	$94,341	$39,736	$216,257	$78,818
Contract revenue	4,966	-	8,048	-
Grant income	2,624	-	5,053	-
Total Revenue and Grant Income	$101,931	$39,736	$229,358	$78,818
Cost of sales (exclusive of amortization of intangibles)	14,505	1,810	26,510	3,355
Amortization of intangibles	10,300	52	20,600	104
Gross profit	$77,126	$37,874	$182,248	$75,359
Operating Expenses:
Research and development	$6,684	$2,442	$13,896	$5,635
Selling and marketing	12,447	6,384	24,979	10,858
General and administrative	15,085	9,504	36,805	19,197
Total Operating Expenses	$34,216	$18,330	$75,680	$35,690
Income From Operations	$42,910	$19,544	$106,568	$39,669
Other (Expense) Income:
Unrealized gain (loss) on marketable equity security	2,546	-	(1,000)	-
Change in contingent consideration	(6,652)	-	(10,851)	-
Other non-operating (expense) income, net	(71)	806	(339)	1,325
Total Other (Expense) Income	(4,177)	806	(12,190)	1,325
Income before income taxes	38,733	20,350	94,378	40,994
Tax expense	12,745	522	29,789	522
Net Income	$25,988	$19,828	$64,589	$40,472
Other Comprehensive Loss:
Unrealized loss from investments	-	(2)	(1)	(6)
Foreign currency translation loss	-	(3)	-	(5)
Total Other Comprehensive Loss	-	(5)	(1)	(11)
Comprehensive Income	$25,988	$19,823	$64,588	$40,461
Net Income Per Common Share – Basic	$0.33	$0.29	$0.81	$0.60
Net Income Per Common Share - Diluted	$0.29	$0.28	$0.72	$0.58
Weighted Average Common Shares Outstanding – Basic	78,444	67,928	78,949	66,593
Weighted Average Common Shares Outstanding – Diluted	92,479	71,919	92,543	70,354

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)
For the three months ended June 30, 2026:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	78,395	$78	92	$-	$2	$574,943	$(137,974)	$437,049
Stock issued in connection with options exercised	60	-	-	-	-	235	-	235
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	26	-	-	-	-	(131)	-	(131)
Repurchase and retirement of common stock	(814)	-	-	-	-	(6,392)	-	(6,392)
Stock-based compensation	-	-	-	-	-	4,084	-	4,084
Net income	-	-	-	-	-	-	25,988	25,988
Balance at June 30, 2026	77,667	$78	92	$-	$2	$572,739	$(111,986)	$460,833
For the three months ended June 30, 2025:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	67,711	$68	92	$-	$85	$433,721	$(318,986)	$114,888
Stock issued in connection with public offering, net	6,605	7	-	-	-	82,360	-	82,367
Stock issued in connection with options exercised	285	-	-	-	-	1,123	-	1,123
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	20	-	-	-	-	(247)	-	(247)
Stock-based compensation	-	-	-	-	-	2,677	-	2,677
Other comprehensive loss	-	-	-	-	(5)	-	-	(5)
Net income	-	-	-	-	-	-	19,828	19,828
Balance at June 30, 2025	74,621	$75	92	$-	$80	$519,634	$(299,158)	$220,631

For the six months ended June 30, 2026:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	79,261	$79	92	$-	$3	$581,800	$(176,575)	$405,307
Stock issued in connection with options exercised	368	-	-	-	-	1,414	-	1,414
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	441	1	-	-	-	(1,659)	-	(1,658)
Repurchase and retirement of common stock	(2,403)	(2)	-	-	-	(17,482)	-	(17,484)
Stock-based compensation	-	-	-	-	-	8,666	-	8,666
Other comprehensive loss	-	-	-	-	(1)	-	-	(1)
Net income	-	-	-	-	-	-	64,589	64,589
Balance at June 30, 2026	77,667	$78	92	$-	$2	$572,739	$(111,986)	$460,833
For the six months ended June 30, 2025:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	64,411	$64	137	$-	$91	$424,132	$(339,630)	$84,657
Stock issued in connection with ATM sale of common stock, net	621	1	-	-	-	6,761	-	6,762
Stock issued in connection with options exercised	369	-	-	-	-	1,473	-	1,473
Stock issued in connection with public offering, net	6,605	7	-	-	-	82,360	-	82,367
Conversion of Series G preferred stock to common stock	2,502	3	(45)	-	-	(3)	-	-
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	113	-	-	-	-	(1,266)	-	(1,266)
Stock-based compensation	-	-	-	-	-	6,177	-	6,177
Other comprehensive loss	-	-	-	-	(11)	-	-	(11)
Net income	-	-	-	-	-	-	40,472	40,472
Balance at June 30, 2025	74,621	$75	92	-	$80	$519,634	$(299,158)	$220,631
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,589	$40,472
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,666	6,177
Depreciation and amortization	21,084	325
Change in contingent consideration	10,851	-
Change in fair value of marketable securities	1,000	-
Deferred income taxes	16,939	-
Other	1,401	79
Changes in operating assets and liabilities:
Decrease in account receivables	10,013	8,742
Increase in inventory	(8,867)	(2,035)
Increase in prepaid expenses and other assets	(7,350)	(1,806)
Increase in accounts payable	2,167	4,095
Increase (decrease) in accrued expenses and other liabilities	8,346	(6,321)
Payment of contingent consideration liabilities	(220)	-
Net cash provided by operating activities	128,619	49,728
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	-	(38,273)
Maturity of short-term investments	3,694	17,900
Purchase of property, plant, and equipment and manufacturing qualification costs	(1,290)	(34)
Net cash provided by (used in) investing activities	2,404	(20,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from public offering, net	-	82,367
Proceeds from sale of common stock from at-the-market program, net	-	6,762
Repurchase of common stock	(17,484)	-
Payment of employee withholding taxes on vested restricted stock units	(1,658)	(1,266)
Proceeds from exercise of stock options	1,414	1,473
Payment of contingent consideration liabilities	(1,128)	-
ROU financing lease fees	(312)	-
Net cash (used in) provided by financing activities	(19,168)	89,336
Foreign exchange effect on cash	-	1
NET INCREASE IN CASH AND CASH EQUIVALENTS	111,855	118,658
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	145,825	40,756
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$257,680	$159,414
Cash paid for interest	$2,817	$17
Supplemental Disclosure of Non-Cash investing and financing Activities:
Additional capital expenditures included in accounts payable and accrued expenses and other liabilities	$1,544	$-
Disposal of ROU assets and liabilities for finance lease	$(53)	-
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
Given the closing of the merger during the third quarter of 2025, the financial results of Melinta are included in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, but not for the three and six months ended June 30, 2025.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s condensed consolidated balance sheets and the reported amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions. The more significant areas in which estimates and the exercise of judgment include: variable consideration for product returns and Medicaid utilization rates; realization of receivables, valuation of inventory; valuation and measurement of contingent consideration, accounting for acquisitions; impairments of goodwill and intangibles, share-based payment grant date valuation; deferred tax asset valuation changes; and contingent liability recognition and disclosures. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

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
In determining whether an impairment indicator exists comprises measurable operating performance criteria as well as other qualitative measures. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. If our assumptions are not correct, there could be an impairment loss in subsequent periods or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.
During the quarter ended June 30, 2026, we identified an indicator of impairment associated with the oritavancin product group (KIMYRSA and ORBACTIV). There is significant management judgment and estimation regarding future net cash flows, including assumptions related to market demand, competitive dynamics, pricing, reimbursement, and commercialization strategies. Although management concluded that no impairment existed as of June 30, 2026, these estimates are inherently uncertain. It is reasonably possible that changes in facts and circumstances or revisions to key assumptions could materially affect projected cash flows and result in a material impairment charge in a future reporting period.

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current-period presentation.
Lease-related assets and liabilities associated with operating and finance leases, which were previously presented separately, have been reclassified to other long-term assets. Accrued expenses and other liabilities, and other long-term liabilities balances were not material to warrant separate presentation on the condensed consolidated balance sheets.
Interest income, foreign currency transaction gains and losses, and interest expense are now presented within other non-operating (expense) income, net, in the condensed consolidated statements of operations. These reclassifications had no impact on previously reported total assets, total liabilities, stockholders' equity, or net income loss.
Recent Accounting Pronouncements
Effective January 1, 2026, the Company early adopted ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The standard establishes guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The Company determined that reimbursements received under its BARDA agreement represent a government grant related to income and are recognized on a systematic basis as the related qualifying costs are incurred. BARDA funding is presented as grant income in the accompanying condensed consolidated statements of operations. The adoption did not have a material impact on the Company's condensed consolidated financial position, results of operations, or cash flows other than presentation and disclosure.
In June 2025, the FASB issued ASU 2025-05, which permits a practical expedient for estimating expected credit losses on certain accounts receivable and contract assets. The Company adopted the ASU effective January 1, 2026 and did not elect the practical expedient. The adoption did not have a material impact on the Company’s consolidated financial statements.
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

Note 2 - Revenue and Accounts Receivable
Concentrations
The following table summarizes net revenue from each of the Company’s customers, who individually represent at least 10% of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	25%	59%	24%	68%
Customer B	20%	18%	25%	16%
Customer C	27%	11%	29%	5%
Customer D	10%	2%	8%	1%
The following table summarizes accounts receivable concentrations for each of the Company’s customers, who individually represent at least 10% of gross total accounts receivable.

	June 30, 2026	December 31, 2025
Customer A	20%	20%
Customer B	22%	23%
Customer C	47%	41%
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
Accounts Receivable and Sales Allowances
Allowances recorded for credit losses as of June 30, 2026 and December 31, 2025 were approximately $0.6 million with no write-offs or recoveries during the three and six months ended June 30, 2026.
Variable consideration associated with net product sales, or "Sales Allowances," totaled $259.3 million and $448.4 million for the three and six months ended June 30, 2026, respectively, compared to $26.8 million and $46.1 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, total accrued reserves and allowances to accounts receivable on the balance sheet were $145.3 million and $132.4 million, respectively.
A roll forward of the significant categories of Sales Allowances and the related accrual balances on the Condensed Consolidated Balance Sheet for the six months ended June 30, 2026 is as follows:

	Volume Incentive Rebates	Medicaid	Distribution Service Fees	Accrued Shelf- stock Liability	Accrued Returns Allowance	Chargebacks
Balance at December 31, 2025	86,001	12,418	5,780	2,255	18,291	4,304
Provisions related to sales recorded in the period	45,778	2,348	17,878	4,983	1,699	26,535
Credits/payments issued during the period	(86,193)	(735)	(15,549)	(2,175)	(924)	(19,389)
Effect of change in estimate	-	(3,187)	-	-	(5,796)	-
Balance at March 31, 2026	45,586	10,844	8,109	5,063	13,270	11,450
Provisions related to sales recorded in the period	50,211	2,098	18,878	17,653	101	18,029
Credits/payments issued during the period	(7,900)	(2,626)	(17,038)	(4,962)	(1,429)	(26,328)
Effect of change in estimate	-	-	-	-	-	-
Balance at June 30, 2026	$87,897	$10,316	$9,949	$17,754	$11,942	$3,151
During the three months ended March 31, 2026, the Company recorded a change in estimate related to variable consideration for Medicaid rebates and product returns. During the three months ended March 31, 2026, the Company obtained new information regarding Medicaid utilization and updated its assumptions based on substantially completed historical claims data. Such estimates are subject to uncertainty due to the timing and completeness of claims processing. In addition, the Company updated its estimate of product returns as initial rate of return history for DefenCath recently became available, which was lower than previously estimated. For the three months ended June 30, 2026, there were no changes in estimate that impacted sales or income. For the six months ended June 30, 2026, the resulting changes in accounting estimates positively impacted net sales by $9.0 million, and positively impacted income from continuing operations and net income by $6.1 million, net of taxes, and increased basic and diluted earnings per share by $0.08 and $0.07 per share, respectively.

Note 3 - Income Per Common Share
The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS numerator
Net income	$25,988	$19,828	$64,589	$40,472
Less: Allocation of undistributed income of Series E securities	(165)	(114)	(406)	(237)
Undistributed income available to common stockholders	$25,823	$19,714	$64,183	$40,235

Basic EPS Denominator:
Basic weighted average common shares outstanding	78,444	67,928	78,949	66,593

Diluted EPS numerator
Net Income	25,988	19,828	64,589	40,472
Convertible debt interest expense	1,798	-	3,583	-
Less tax effect of interest expense	(592)	-	(1,131)	-
Adjusted Net Income	$27,194	$19,828	$67,041	$40,472

Diluted EPS Denominator:
Basic weighted average common shares outstanding	78,444	67,928	78,949	66,593
Effect of Series E dilutive securities	500	392	500	392
Effect of stock options and restricted stock dilutive securities	2,397	3,599	1,955	3,369
Effect of Convertible Senior Notes dilutive securities	11,138	-	11,138	-
Diluted weighted average common shares outstanding	92,479	71,919	92,543	70,354
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Number of Shares of Common Stock Issuable)		(Number of Shares of Common Stock Issuable)
Shares underlying outstanding stock options	457	89	472	109
Shares underlying restricted stock units	1,171	121	2,577	985
Total potentially dilutive shares	1,628	210	3,049	1,094
Note 4 - Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts, the balances of which often exceed federally insured limits.

The following table reconciles cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets to the corresponding total amounts presented in the condensed consolidated statements of cash flows.

	June 30,
	2026	2025
Cash and cash equivalents	$256,692	$159,309
Restricted cash (included in prepaid and other assets)	656	-
Restricted cash (included in other long-term assets)	332	105
Total cash, cash equivalents and restricted cash	257,680	159,414
The Company’s marketable securities are highly liquid and consist of U.S. government agency securities, high-grade corporate obligations and commercial paper with original maturities of more than 90 days. In addition, the Company holds marketable equity securities in Talphera, Inc., (“Talphera”) a publicly traded biotechnology company, and has elected the fair value option for accounting for this investment. The related change in the fair value pertaining to Talphera is recorded in Other Expense. During the fourth quarter of 2025, the Company’s CEO was appointed to the Board of Directors of Talphera, and as such, Talphera is considered a related party for any subsequent transactions. The Company has no related party transactions with Talphera to date.
As of June 30, 2026 and December 31, 2025, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at June 30, 2026 and December 31, 2025.

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2026:
Money Market Funds included in Cash Equivalents	$8,649	$-	$-	$8,649
December 31, 2025:
Money Market Funds included in Cash Equivalents	$4,805	$-	$-	$4,805
Commercial Paper	3,694	-	-	3,694
Total December 31, 2025 short-term assets	$8,499	$-	$-	$8,499
Fair Value Measurements
The following table provides the carrying value and fair value of the Company’s financial assets and liabilities measured at fair value on a reoccurring basis as of June 30, 2026 and December 31, 2025:

	Carrying Value	Level 1	Level 2	Level 3
June 30, 2026:
Money Market Funds and Cash Equivalents	$8,649	$8,649	$-	$-
Marketable Equity Securities	9,364	9,364	-	-
Contingent Consideration liability	111,619	-	-	111,619
December 31, 2025:
Money Market Funds and Cash Equivalents	$4,805	$4,805	$-	$-
Commercial Paper	3,694	-	3,694	-
Total December 31, 2025 short-term assets	$8,499	$4,805	$3,694	$-
Marketable Equity Securities	10,364	10,364	-	-
Contingent Consideration liability	102,116	-	-	102,116

Note 5 - Inventories

Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods. Inventories consist of the following:

	June 30, 2026	December 31, 2025
Raw materials	$11,151	$3,635
Work in progress	12,964	11,691
Finished goods	14,468	14,390
Total	$38,583	$29,716
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
The Company estimated the fair value of the REZZAYO Royalties using a Monte Carlo simulation framework. Specifically, the Company simulated future net sales assuming a Geometric Brownian Motion framework, and these simulated metrics were used to determine the applicable percentage of REZZAYO Royalties. The fair value of the MINOCIN Royalties is linear with no thresholds, caps, tiers, or carry forwards, and was estimated using the Scenario-Based Method. For each method, the Royalties were calculated based on the contractual terms and then discounted from each payment date back to Closing Date. Key assumptions used in the valuation included projected net sales, the estimated duration of the related cash flows, and an estimated weighted-average cost of capital. Royalty payments are expected to occur until the expiration of patent or regulatory exclusivity in the late 2030s.

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
The following tables summarize the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the six months ended June 30, 2026:

Contingent Consideration

Balance as of December 31, 2025	$102,116
Payments against contingent consideration	(1,348)
Change in fair value of contingent consideration liability	10,851
Balance as of June 30, 2026	$111,619
During the three and six months ended June 30, 2026, a change in fair value of contingent consideration of approximately $6.7 million and $10.9 million, respectively, was recorded primarily due to a lower discount rate and accretion due to the passage of time as of June 30, 2026 compared to December 31, 2025. The lower payment discount rates decreased primarily due to an improved credit rating which reduced assumed credit spreads. The following table summarizes key assumptions and inputs used in the fair value simulation as of the valuation dates:

Valuation Dates	June 30, 2026	December 31, 2025
Risk-free rate over simulated period	4.49%	4.30%
Net sales of REZZAYO product volatility	70%	75%
Net sales REZZAYO product discount rate (continuous)	13.20%	13.15%
Net sales MINOCIN product discount rate (continuous)	10.10%	8.75%
Earnout payment discount rate (continuous)	6.16%	7.13%
REZZAYO Milestone payment discount rate	5.64%	6.25%

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2025	2025
Total Revenue	$73,042	$141,881
Net Income	$14,389	$27,304
Net Income Per Common Share – Basic	$0.21	$0.41
Net Income Per Common Share – Diluted	$0.19	$0.37
The unaudited pro forma financial information presented above includes the following adjustments:
Three Months Ended June 30, 2025:
•Elimination of $0.7 million of licensing fees and profit sharing costs associated with the TOPROL-XL brand
•Elimination of historical stock compensation expense of $0.2 million
•Inclusion of intangible asset amortization of $9.7 million
•Net impact of new convertible notes payable of $0.1 million
•$2.6 million tax benefit on proforma adjustments
Six Months Ended June 30, 2025:
•Elimination of $1.3 million of licensing fees and profit sharing costs associated with the TOPROL-XL brand
•Elimination of historical stock compensation expense of $0.3 million
•Inclusion of intangible asset amortization of $19.4 million
•Net impact of new convertible notes payable of $0.2 million
•$5.2 million tax benefit on proforma adjustments
Note 7 - Accrued Expenses and other current liabilities
Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Accrued sales allowances	$50,928	$41,818
Accrued volume incentive rebates	78,952	78,253
Payroll related liabilities (including severance)	8,382	16,853
Professional and consulting fees	5,173	6,264
Income tax payable	13,053	12,758
Manufacturing related	7,208	546
Accrued interest	2,524	2,332
Other	7,024	4,546
Total	$173,244	$163,370

Note 8 - Convertible Senior Notes
On August 12, 2025, the Company completed a private placement offering of $150 million aggregate principal amount of its 4.00% Convertible Senior Notes due 2030 (the “Notes”). The Notes were issued at par and mature on August 1, 2030. The Company incurred $5.7 million in financing costs related to the issuance, resulting in net proceeds of $144.3 million. The debt issuance costs are being amortized to interest expense using the effective interest method over the remaining term of the Notes.
The Notes bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2026 through August 1, 2030.
Prior to May 1, 2030, the Notes are convertible only upon the occurrence of certain events and during specified periods as set forth in the Indenture, including upon satisfaction of stock price and trading price conditions, certain corporate events, and if the Notes are called for redemption. Beginning May 1, 2030, holders may convert their Notes at any time prior to the second scheduled trading day immediately preceding the maturity date. As of June 30, 2026, none of the conditions permitting holders to convert the Notes had been satisfied.
The initial conversion rate for the Notes was set at the time of closing and is equal to 74.2515 shares of common stock per $1,000 principal amount of Notes which corresponds to an initial conversion price of approximately $13.47 per share. The initial conversion price is subject to adjustment as described in the Indenture governing the Notes, not to exceed 96.5269 shares of common stock per $1,000 principal amount of Notes. Upon conversion, the Company will settle its conversion obligation in cash, shares of common stock, or a combination thereof, at the Company’s election.
The carrying amount of the Company's convertible senior notes consisted of the following:

	June 30, 2026	December 31, 2025
Convertible senior note payable	$150,000	$150,000
Less unamortized debt issuance costs	(4,850)	(5,374)
Convertible senior note payable, net	$145,150	$144,626
The following table presents the components of interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$1,511	$-	$3,009	$-
Amortization of debt finance costs	288	-	524	-
Total interest expense recognized	$1,799	$-	$3,533	$-
The effective interest rate on the Notes was 4.9% for the three and six months ended June 30, 2026.

Note 9 - Commitments and Contingencies:
The Company records recoveries of previously recognized losses (e.g., through insurance proceeds, indemnification arrangements, or other third-party reimbursements) only when realization is probable and the amount is reasonably estimable, consistent with the guidance under ASC 450-30; such recoveries are recorded in the balance sheet separately from the recognized liability unless the right of setoff criteria under GAAP are met.
In the second quarter of 2026, the Company recorded $4.2 million in loss recovery credits in G&A expense from expected insurance proceeds to cover qualified legal fees to support our securities litigation (as discussed below in "Contingency Matters"). Of the $4.2 million, $2.4 million and $1.5 million, respectively, relates to qualified legal fees incurred in the first quarter of 2026 and the second quarter of 2026.

The Company evaluated its commitments and contingencies as of the reporting date and concluded that no loss contingencies were probable and reasonably estimable that would require the recognition of a liability under ASC 450.
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
On March 19, 2026, Plaintiffs filed a Notice of Motion and Motion Requesting International Judicial Assistance to the Appropriate Authority of the Ministry of Justice of Spain to obtain evidence under the Hague Convention of March 18, 1970 on the Taking of Evidence Abroad in Civil or Commercial Matters from third parties Laboratorios Farmacéuticos ROVI, S.A. (“ROVI”) and Barragan BioConsulting, SL. On June 25, 2026, the Court granted the Motion for Issuance of Letters Rogatory.
On April 30, 2026, the parties submitted a Joint Status Report updating the Court on the status of discovery and requesting an extension on the discovery deadlines set forth in the Scheduling Order entered on August 27, 2025. On May 4, 2026, the Court entered the Scheduling Order as proposed. As such, the Scheduling Order provides for the (i) completion of fact discovery by September 25, 2026; (ii) completion of affirmative expert reports by November 11, 2026; (iii) completion of responsive expert reports by January 15, 2027; and (iv) completion of expert depositions by March 29, 2027. The Court held a Status Conference on July 8, 2026. The Court has set the next Status Conference for October 19, 2026. The parties are scheduled to file a joint status letter on September 17, 2026.
In re CorMedix Inc. Derivative Litigation, Case No. 2:21-cv-18493-JXN-LDW (D.N.J.)

On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW (the “Federal Derivative Action”). The complaint names as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, Phoebe Mounts and Joseph Todisco, along with the Company as Nominal Defendant. The complaint alleges breaches of fiduciary duty, abuse of control, and waste of corporate assets against the individual defendants, and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit was pending.
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
On July 24, 2026, the Court granted the Preliminary Approval Motion and scheduled a settlement hearing for September 23, 2026 to consider the potential final approval of proposed settlement.

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
The parties attended a mediation before Michelle Yoshida, Esq. of Phillips ADR on November 18, 2025. On December 20, 2025, the parties signed a binding settlement term sheet. On January 5, 2026, the parties filed a Stipulation and Consent Order Staying Action staying the case pending approval of the settlement in the federal derivative action, which the court entered on the same day. On January 19, 2026, the parties signed a stipulation of settlement. As noted above, on July 24, 2026, the court in the Federal Derivative Action granted the Preliminary Approval Motion, which indicated that plaintiffs' counsel may seek an award of attorney's fees of up to $3.9 million, which amount we expect would be entirely covered by our previously established corporate insurance policy. As such, this action will be dismissed in the event that the proposed settlement is granted final approval by the court in the Federal Derivative Action.

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
The court so-ordered the stipulation on March 2, 2026. Following the court in the Federal Derivative Action granting the Motion for Preliminary Approval on July 24, the stay expired on its terms. Under the terms the March 2 order, the parties in the Jhoe case will meet and confer regarding appropriate next steps and update the court accordingly.

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
Melinta filed suit against Nexus in the US District Court for the Northern District of Illinois (the “Court”), asserting that the MINOCIN Treatment Patents were valid and accordingly, Nexus’s ANDA for its generic version of MINOCIN infringed these patents. In November 2024, the Court found that the MINOCIN Treatment Patents are valid and enforceable and issued a permanent injunction against the Nexus ANDA as part of that decision. Nexus subsequently filed an appeal with the U.S. Court of Appeals for the Federal Circuit. In June 2026, the appeals court ruled in Melinta's favor, upholding the ruling of the Court.
Additionally, in February 2025, Melinta received a PIV certification for all four Orange Book listed patents from Gland Pharma (“Gland”) on the alleged basis that the patents were invalid, and in the alternative that its ANDA did not infringe these patents. Melinta filed a suit against Gland in the same Court in April 2025. The case is ongoing.
Commitments
Melinta is party to several license agreements, under which it will be required to make payments based on the achievement of agreed-upon milestones or circumstances. As of June 30, 2026, Melinta was not obligated to make any of the future payments discussed below.
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
As of the June 30, 2026, the commitments under the REZZAYO License Agreement include a regulatory milestone of between $30 million and $40 million upon receipt of the marketing approval for the prophylaxis indication, a number of commercial milestones upon exceeding certain net sales targets, and net sales-based royalties. The agreement additionally stipulates that upon the earlier of thirty-days following the receipt of the marketing approval for the prophylaxis indication or on June 30, 2028, Napp shall assign and transfer to Melinta all rights, title and interest in and to all product filings for the current product in the U.S. Following the first anniversary of the contract effective date, Melinta may terminate this agreement, in its sole discretion, upon 90 days prior written notice; otherwise, this agreement shall expire on the expiration of Melinta’s obligation to pay royalties to Napp when there is no valid claim of the licensed patent rights in the United States.
In connection with the purchase of the active pharmaceutical ingredient (API) for VABOMERE, Melinta has committed to API deliveries from the CMO through 2027 with a total cost of €12.1 million, subject to inflation adjustments.
Note 10 - Stockholders’ Equity
Common Stock
On February 2, 2026, the Company announced that the Board of Directors approved a share repurchase program, which authorizes the Company to repurchase up to $75 million of the Company's outstanding common stock. The repurchase program is authorized through December 31, 2027. Repurchases may be made at management’s discretion from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases or pursuant to trading plans as permitted under applicable securities laws. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws and regulations, and other factors. The share repurchase program does not require the Company to acquire any amount of shares, and may be suspended or discontinued at any time. During the three and six months ended, June 30, 2026, the Company repurchased and retired 0.8 million shares and 2.4 million shares of common stock for a total price of $6.4 million and $17.5 million, respectively.
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

	As of June 30, 2026			As of December 31, 2025
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	2,000	$10.00	$20,000
Series E	89,623	$62.76	$5,624,739	89,623	$62.76	$5,624,739
Total	91,623		$5,644,739	91,623		$5,644,739
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

During the six months ended June 30, 2026 and 2025, the Company granted 2,722,462 and 1,339,250 RSUs, to its employees and non-employee directors with service based vesting conditions and a weighted average grant date fair value of $7.29 and $10.26 per share, respectively.
In addition to the RSUs noted above, during the six months ended June 30, 2026 and 2025, the Company issued 464,554 and 487,500 PSUs to its executive officers with market performance and service based vesting conditions and, as such, the grant date fair value of $10.38 and $11.79 was calculated using a Monte-Carlo simulation model, respectively.
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
As of June 30, 2026, the Company had 4,288,431 outstanding RSUs and PSUs. As of June 30, 2026, unrecognized compensation expense related to unvested RSUs and PSUs was $29.3 million, which will be recognized over a weighted average remaining period of 1.7 years as of June 30, 2026.
Stock Options
During the six months ended June 30, 2026 and 2025, no stock options were issued. As of June 30, 2026, there was approximately $1.3 million in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 0.8 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Award type	2026	2025	2026	2025
RSUs	$2,850	$1,398	$6,190	$3,477
PSUs	829	437	1,545	916
Stock options	405	842	931	1,784
Total	$4,084	$2,677	$8,666	$6,177

	Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line item	2026	2025	2026	2025
Cost of sales	$226	$87	$418	$142
Research and development	359	196	637	320
Selling and marketing	556	245	1,178	358
General and administrative	2,943	2,149	6,433	5,357
Total	$4,084	$2,677	$8,666	$6,177
Note 11 - BARDA Agreement
In July 2023, Melinta entered into a partnership with BARDA to advance BAXDELA and VABOMERE for use in pediatrics and to partner on the development of BAXDELA against certain biothreat pathogens (BARDA-Supported Studies). Under this contract, BARDA reimburses Melinta certain percentages of costs incurred, as defined in the agreement, in connection with the BARDA-Supported Studies. BARDA has awarded a total of $47.5 million of funding with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million, if all options are exercised. If all contract options are exercised, the contract is expected to continue through 2034. Through June 2026, Melinta has recognized BARDA reimbursement totaling $24.4 million.
Reimbursements under the BARDA agreement are recognized as grant income as qualifying costs are incurred and reflected within revenue and grant income in the accompanying condensed consolidated statements of operations. Related costs are recognized as incurred are included within operating expenses, primarily within research and development expense. The Company recognized grant income of $2.7 million and $5.1 million, respectively, under the BARDA agreement for the three and six months ended June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development:
Employee and contracted employee expense	$2,621	$1,270	$4,959	$2,370
Other research and development	4,063	1,172	8,937	3,265
Total research and development	6,684	2,442	13,896	5,635
Selling and marketing
Employee and contracted employee expense	$7,506	$3,194	$14,806	$5,258
Other selling and marketing	4,941	3,190	10,173	5,600
Total selling and marketing expense	12,447	6,384	24,979	10,858
General and administrative
Employee and contracted employee expense	$9,429	$5,875	$19,957	$12,718
Other general and administrative	5,656	3,629	16,848	6,479
Total general and administrative expense	15,085	9,504	36,805	19,197

Total operating expenses	$34,216	$18,330	$75,680	$35,690

The CODM also reviews revenue by major product line. The following table presents the disaggregation of revenue by major product line and revenue type for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product Sales:
DefenCath	$66,119	$39,736	$163,630	$78,818
Melinta Portfolio	28,222	-	52,627	-
Total Product Sales, net	94,341	39,736	216,257	78,818
Contract Revenue	4,966	-	8,048	-
Grant Income	2,624	-	5,053	-
Total Revenue and Grant Income	101,931	39,736	229,358	78,818
Note 13 - Income Taxes:
The following table summarizes the Company's effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Profit (Loss) before income taxes	$38,733	$20,350	$94,378	$40,994
Provision (Benefit) for income taxes	12,745	522	29,789	522
Effective tax rate	32.9%	2.6%	31.6%	1.3%
The effective income tax rates for the three and six months ended June 30, 2026 were 32.9% and 31.6% compared to 2.6% and 1.3% for the three and six months ended June 30, 2025. The tax expense for the current period reflects estimated federal and state income taxes. In contrast ,$0.5 million of income tax expense was recorded for the three and six months ended June 30, 2025, as the Company maintained a full valuation allowance against its deferred tax assets during that period.
The effective tax differed from the U.S. Federal statutory rate of 21% principally due to the expected state tax profile for the period and certain discrete items.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended June 30, 2026, management re-evaluated the realizability of its deferred tax assets and concluded that no release on the valuation allowance is needed.

Note 14 - Subsequent Events:
Subsequent to June 30, 2026, the Company entered into an arrangement with a customer pursuant to which the parties agreed to defer the timing of certain volume-based contractual rebate payments beyond normal payment terms. The Company agreed to secure the cash required to settle the net obligations by issuing letters of credit, for which the customer will be the beneficiary through the settlement of the liabilities. The Company intends to establish the first letter of credit in the third quarter of 2026 totaling approximately $59 million. In connection with the letter of credit, the Company is required to maintain an equal amount of cash in a collateral account, which will be classified as "restricted cash" on the balance sheet. The Company does not expect the level of restricted cash will impact its ability to operate both in the normal course of business and as a going concern.

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
On June 8, 2026, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court for the Northern District of Illinois that the patents covering its product MINOCIN® for Injection are valid and infringed by the product developed by Nexus Pharmaceuticals, Inc.
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
On July 1, 2026, DefenCath’s TDAPA reimbursement transitioned into a post-TDAPA Add-On Adjustment, the calculation of which is determined by CMS. As a result of the methodology utilized by CMS, the level of reimbursement provided to institutions treating dialysis patients significantly declined, and as a result, CorMedix expects a corresponding reduction to its net pricing, resulting in lower net sales, for DefenCath in the second half of 2026 relative to historical periods. We currently estimate, based on the known CMS methodology for calculation of the post TDAPA Add-on, that the 2027 payment could increase meaningfully above the payment rate for the second half of 2026.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025.
The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		% Increase/ (Decrease)	For the Six Months Ended June 30,		% Increase/ (Decrease)
	2026	2025		2026	2025
Revenue and Grant Income:
Product sales, net	$94,341	$39,736	137%	$216,257	$78,818	174%
Contract revenue	4,966	-	100%	8,048	-	100%
Grant income	2,624	-	100%	5,053	-	100%
Total Revenue and Grant Income	$101,931	$39,736	157%	$229,358	$78,818	191%
Cost of sales (exclusive of amortization of intangibles)	14,505	1,810	701%	26,510	3,355	690%
Amortization of intangibles	10,300	52	19,708%	20,600	104	19,708%
Gross profit	$77,126	$37,874	104%	$182,248	$75,359	142%
Operating Expenses:
Research and development	6,684	2,442	174%	13,896	5,635	147%
Selling and marketing	12,447	6,384	95%	24,979	10,858	130%
General and administrative	15,085	9,504	59%	36,805	19,197	92%
Total Operating Expenses	34,216	18,330	87%	75,680	35,690	112%
Income From Operations	$42,910	$19,544	120%	$106,568	$39,669	169%
Other (Expense) Income:
Unrealized gain (loss) on marketable equity security	2,546	-	100%	(1,000)	-	100%
Change in contingent consideration	(6,652)	-	100%	(10,851)	-	100%
Other non-operating (expense) income, net	(71)	806	(109)%	(339)	1,325	(126)%
Total Other (Expense) Income	$(4,177)	$806	(618)%	$(12,190)	$1,325	(1,020)%
Income before income taxes	$38,733	$20,350	90%	$94,378	$40,994	130%
Tax expense	12,745	522	2,342%	29,789	522	5,607%
Net Income	$25,988	$19,828	31%	$64,589	$40,472	60%
Revenue and grant income for the three months ended June 30, 2026 was $101.9 million as compared to $39.7 million for the same period in 2025, an increase of $62.2 million or 157%. Revenue for the six months ended June 30, 2026 was $229.4 million as compared to $78.8 million for the same period in 2025, an increase of $150.5 million or 191%. The increase for both the three and six months ended June 30, 2026 is due to higher demand of DefenCath along with the inclusion of the Melinta portfolio in 2026.

For the three months ended June 30, 2026 and 2025, Product sales were $94.3 million and $39.7 million, respectively, representing an increase of $54.6 million or 137%. For the six months ended June 30, 2026 and 2025, Product sales were $216.3 million and $78.8 million, respectively, representing an increase of $137.4 million or 174%. The increase was primarily due to sustained DefenCath demand, including with the onboarding of our large dialysis customer mid-last year, along with the addition of Melinta revenue. Product sales during the periods consist primarily of sales of DefenCath and reflects the shipment of DefenCath to direct customers and specialty distributors, net of estimates for applicable variable consideration, which consists primarily of distribution service fees, prompt pay and other discounts, product returns, chargebacks, rebates and volume incentive rebates, shelf-stock adjustments and data fees, and includes a change in accounting estimate for Medicaid and returns' sales allowances of zero and $9.0 million during the three and six months ended June 30, 2026, respectively. Revenue from the Melinta Portfolio represents $28.2 million and $52.6 million of product sales in the three and six months ended June 30, 2026. The six-month Melinta Portfolio revenue reflects typical purchasing patterns for the relevant period, including the impact of lower wholesaler channel inventory levels at the end of the second quarter of 2026 relative to the fourth quarter of 2025.
Contract revenue reflects $5.0 million and $8.0 million, respectively, related to milestone, royalty, and inventory revenue under Melinta’s licensing agreements for the three and six months ended June 30, 2026. There was no contract revenue for the three and six months ended June 30, 2025.
Grant income reflects $2.7 million and $5.1 million, respectively, earned under the BARDA agreement for the three and six months ended June 30, 2026. There was no grant income for the three and six months ended June 30, 2025.
The following is a summary of our Total Revenue between the DefenCath sales and the contribution from the Melinta Portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product Sales:
DefenCath	$66,119	$39,736	$163,630	$78,818
Melinta Portfolio	28,222	-	52,627	-
Total Product Sales, net	94,341	39,736	216,257	78,818
Contract Revenue	4,966	-	8,048	-
Grant Income	2,624	-	5,053	-
Total Revenue and Grant Income	101,931	39,736	229,358	78,818
Cost of Sales for the three months ended June 30, 2026 was $14.5 million as compared to $1.8 million for the same period in 2025, an increase of $12.7 million, or 701%. Cost of sales for the six months ended June 30, 2026 was $26.5 million compared to $3.4 million in 2025, an increase of $23.1 million, or 690%. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath and Melinta Portfolio, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. The increase from 2025 to 2026 is primarily due to higher product sales, driven by higher volume of DefenCath sales and the acquisition of Melinta in August 2025.
Intangible Asset Amortization was $10.3 million and $0.1 million for the three months ended June 30, 2026 and June 30, 2025, an increase of $10.2 million, or 19,708%, respectively. Intangible asset amortization for the six months ended June 30, 2026 was $20.6 million compared to $0.1 million in 2025, respectively, an increase of $20.5 million or 19,708%, respectively. The increase was due to the intangible assets acquired in connection with the acquisition of Melinta completed in the third quarter of 2025.
Research and Development Expense ("R&D") expense for the three months ended June 30, 2026 was $6.7 million, an increase of $4.3 million, or 174%, from $2.4 million for the same period in 2025. R&D expense for the six months ended June 30, 2026 was $13.9 million compared to $5.6 million in 2025, an increase of $8.3 million or 147%. The increase was driven primarily by increased personnel and clinical trial services related to pediatric programs for certain Melinta portfolio products, as well as activities supporting additional DefenCath indications.
Selling and Marketing Expense ("S&M") expense was $12.4 million for the three months ended June 30, 2026, an increase of $6.1 million, or 95%, from $6.4 million for the same period in 2025. S&M expense for the six months ended June 30, 2026 was $25.0 million compared to $10.9 million, an increase of $14.1 million, or 130%. The increase was primarily due to higher personnel cost associated with the larger product portfolio and marketing programs resulting from our acquisition of Melinta.

General and Administrative Expense ("G&A") expense for the three months ended June 30, 2026 was $15.1 million, an increase of $5.6 million, or 59%, from $9.5 million for the same period in 2025. G&A expenses for the six months ended June 30, 2026 was $36.8 million, an increase of $17.6 million, or 92% from the six months ended June 30, 2025 of $19.2 million. The increase was primarily attributable to higher costs associated with operating as a combined company following the merger, including increased facilities, personnel, patent-related costs, information technology infrastructure, and Prescription Drug User Fee Act (“PDUFA”) fees. In addition, general and administrative expense increased due to higher branded prescription drug fees driven by growth in product sales. The increase was partially offset by the recognition of $4.2 million of loss recoveries during the three months ended June 30, 2026, associated with amounts expected to be reimbursed for incurred, qualified litigation-related legal fees under the Company's insurance coverage supporting its ongoing securities litigation. Of the $4.2 million, $2.4 million and $1.5 million, respectively, relates to qualified legal fees incurred in the first quarter of 2026 and the second quarter of 2026.
Unrealized loss on marketable security represents the change in fair value for its marketable equity securities in Talphera, a publicly-traded biotechnology company. For the three months and six months ended, June 30, 2026, we recognized a $2.5 million gain and $1.0 million loss respectively related to the change in fair value of the Talphera stock. As the investment was purchased in the third quarter of 2025, there was no comparative amount in 2025.
Change in contingent consideration for the three and six months ended June 30, 2026, we recognized change in the fair value of contingent consideration of $6.7 million and $10.9 million, primarily driven by the changes in the present value of expected payments resulting from discount accretion. As the merger closed in the third quarter of 2025, there was no comparative amount in 2025.
Other non-operating (expense) income was $0.1 million of expense for the three months ended June 30, 2026 compared to $0.8 million of income for the same period last year, a decrease of $0.9 million, or 109%. Other non-operating (expense) income for the six months ended June 30, 2026 was $0.3 million of expense compared to $1.3 million of income for the same period last year, a decrease of $1.7 million, or 126%. The change was primarily due to interest expense on our $150.0 million aggregate principal amount of convertible senior notes due 2030, which were issued during the third quarter of 2025, and partially offset by interest income on cash and short-term investments.
Tax Expense was $12.7 million for the three months ended June 30, 2026, compared to $0.5 million for the same period in the prior year. Tax expense for the six months ended June 30, 2026 was $29.8 million compared to $0.5 million in the same period of 2025. The tax expense for the current period reflects estimated federal and state income taxes. In contrast, the prior year only reflected state tax as the company had a full valuation allowance against its federal tax basis.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, we had cash, cash equivalents and short-term investments of $256.7 million, excluding restricted cash of $1.0 million, compared to $148.5 million as of December 31, 2025, excluding restricted cash of $1.0 million. Our primary sources of liquidity continue to be cash generated from operations, cash on hand, and available capital raising capacity. As of June 30, 2026, $22.1 million of our common stock remained available for potential sale under our at-the-market issuance sales agreement, and $15.0 million remained available under our shelf registration statement.
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $128.6 million, compared to $49.7 million for the six months ended June 30, 2025. Cash flows from operating activities were primarily driven by net income, adjusted for non-cash items, and changes in working capital, including accounts receivable, inventory and accrued liabilities. The period-over-period change was primarily attributable to higher net income driven by product sales.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 was $2.4 million, compared to $20.4 million used in investing activities for the six months ended June 30, 2025. Investing activities during the period primarily consisted of proceeds from short-term investments converted into cash partially offset by capital expenditures to support the validation of new contract manufacturing organizations in connection with our initiatives to lower our products'

costs of goods as well as to onshore the manufacture of our products, compared to the prior-year period, which did not include significant transactions.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $19.2 million, compared to $89.3 million in cash provided by financing activities in the six months ended June 30, 2025. Financing activities during the current period primarily consisted of activity under our stock repurchase program and payments of employee withholding taxes for vested restricted stock units, compared to the prior year period which included net proceeds generated from the sale of our common stock in our ATM program, partially offset by payments of employee withholding taxes for vested restricted stock units.
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
We currently estimate that as of June 30, 2026, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of these financial statements.
Contractual Obligations
There have been no material changes to our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of an additional commitment of €6.2 million for the purchase of the active pharmaceutical ingredient (API) for VABOMERE from the CMO in 2027.
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

    ●    We account for product revenue from the sale of our Products in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which entails our estimates and judgments primarily in determining the transaction price and more specifically as it relates to variable consideration associated with the contracts. Our customers are primarily located in the United States and consist primarily of outpatient service providers and to a lesser extent specialty wholesale distributors. Variable consideration pertaining to an allowance for product returns of short-dated or expired product requires estimation as our customers may have differing utilization, storage and distribution methods and we do not yet have significant historical trends specific to DefenCath. The Company’s product return accrual takes into consideration estimates of product held by its customers, the distribution channel, the shelf life of the product held by customers, as well as when the product is eligible for return based on our returns good policy. We have established the estimate for returns based on specific customer circumstances, industry best practices and management experiences, which will continuously be refined as new information is received. At June 30, 2026, we had $11.9 million in accrued returns allowance including the balance recorded for the Melinta Portfolio.
Variable consideration pertaining to accrued Medicaid rebates requires estimation as our customers may have differing utilizations rates of Medicaid coverage, different utilization within States which may be in either the primary or secondary positions, as well as general fluctuations in patient populations over time. Based on the relatively short time since product launch of DefenCath and the inherent lag time in states’ Medicaid processing, the utilization of information the Company has received is limited and, as such, there is a lack of significant historical trends for Medicaid utilization. The Company’s accrual does take into consideration its customers’ recent actual Medicaid utilization rates as well as anticipated Medicaid utilization rates. At June 30, 2026, the Company had $10.3 million in accrued Medicaid rebates, including the balance recorded for the Melinta Portfolio.
During the three months ended March 31, 2026, the Company recorded a change in estimate related to variable consideration for Medicaid rebates and product returns. During the three months ended March 31, 2026, the Company obtained new information regarding Medicaid utilization and updated its assumptions based on substantially completed historical claims data. Such estimates are subject to uncertainty due to the timing and completeness of claims processing. In addition, the Company updated its estimate of product returns as initial rate of return history for DefenCath recently became available, which was lower than previously estimated. For the three months ended June 30, 2026, there were no changes in estimate that impacted sales or income. For the six months ended June 30, 2026, the resulting changes in accounting estimates positively impacted net sales by $9.0 million, and positively impacted income from continuing operations and net income by $6.1 million, net of taxes, and increased basic and diluted earnings per share by $0.08 and $0.07 per share, respectively.
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
Changes to contingent consideration obligations, other than the passage of time, may result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any regulatory milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we evaluate the need to remeasure the contingent consideration and, if appropriate, we revalue these obligations and record increases or decreases in their fair value in other (expense) income within the accompanying consolidated statements of operations.
    Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount we may be obligated to pay as well as the results of our condensed consolidated results of operations in any given reporting period.
The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain acquired product-related intangible assets, including assets associated with the oritavancin product group (KIMYRSA and ORBACTIV), require significant management judgment regarding future net cash flows, including assumptions related to market demand, competitive dynamics, pricing, reimbursement, commercialization strategies and projected operating costs. Although management concluded that no impairment existed as of June 30, 2026, these estimates are inherently uncertain. It is reasonably possible that changes in facts and circumstances or revisions to key assumptions could materially affect projected cash flows and result in a material impairment charge in a future reporting period.
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
As of June 30, 2026, our convertible debt bears a fixed interest rate, so we have no variability as a result in changes in interest rates.
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
Item 4. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in our internal control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.
As previously disclosed, management identified a material weakness in internal control over financial reporting related to the operational effectiveness of a control designed to ensure adequate and timely review of significant, non-routine transactions. This material weakness resulted from capacity constraints within the finance function during a period of significant transaction activity, including a large acquisition and a convertible debt offering, and reliance on third-party accounting resources, and it has not been remediated as of June 30, 2026.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table shows the Company's repurchases in the second quarter of 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value that may yet be purchased under the plans or programs (in thousands)
April 1, 2026- April 30, 2026	-	$-	$-	$63,908

May1, 2026- May 31, 2026	814,281	$7.85	814,281	$57,516

June 1, 2026- June 30, 2026	-	$-	-	$57,516
Total	814,281		814,281

Item 3. Default Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule
10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation
S-K, during the three months ended June 30, 2026.

Item 6. Exhibits.
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
10.1**	License Agreement, dated July 26, 2022, between Melinta Therapeutics, LLC and Cidara Therapeutics, Inc.
10.2**	Amendment No. 1 to License Agreement, dated April 23, 2024, between Melinta Therapeutics, LLC and Cidara Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Portions of the exhibit have been omitted in reliance on Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

August 13, 2026	/s/ Joseph Todisco
	Name:	Joseph Todisco
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 13, 2026	/s/ Susan Blum
	Name:	Susan Blum
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)