Form 10-Q
period 2026-09-30
CorMedix Inc.
filed 2026-11-12
CIK 1410098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer", “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock, as of November 9, 2026 was 79,537,626.

CORMEDIX INC. AND SUBSIDIARIES
i

PART I
FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$355,150	$144,837
Short-term investments	-	3,694
Account receivables, net	76,706	171,233
Inventories	43,144	29,716
Prepaid expenses and other current assets (including restricted cash of $656 and $656 at September 30, 2026, and December 31, 2025)	27,992	17,571
Total current assets	502,992	367,051
Property and equipment, net	8,564	5,959
Other long-term assets (including restricted cash of $332 and $332 at September 30, 2026, and December 31, 2025)	28,015	27,782
Goodwill	30,002	30,002
Intangible assets, net	348,172	379,072
Deferred tax assets	-	16,276
TOTAL ASSETS	$917,745	$826,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,329	$7,884
Accrued expenses and other liabilities	173,630	163,370
Contingent Consideration, short-term	23,329	3,015
Total current liabilities	207,288	174,269
Convertible senior notes, net of deferred financing costs	145,421	144,626
Contingent Consideration, net of current portion	99,101	99,101
Deferred tax liabilities	2,190	-
Other long-term liabilities	2,039	2,839
TOTAL LIABILITIES	456,039	420,835

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value: 2,000,000 shares authorized; 91,623 and 91,623 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Common stock - $0.001 par value: 160,000,000 shares authorized; 79,477,190 and 79,260,667 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	79	79
Accumulated other comprehensive income	2	3
Additional paid-in capital	588,333	581,800
Accumulated deficit	(126,708)	(176,575)
TOTAL STOCKHOLDERS’ EQUITY	$461,706	$405,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$917,745	$826,142
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue and Grant Income:
Product sales, net	$48,622	$101,547	$264,879	$180,365
Contract revenue	2,642	2,729	10,690	2,729
Grant income	3,255	-	8,308	-
Total Revenue and Grant Income	$54,519	$104,276	$283,877	$183,094
Cost of sales (exclusive of amortization of intangibles)	14,215	7,567	40,725	10,922
Amortization of intangibles	10,300	3,628	30,900	3,732
Gross profit	$30,004	$93,081	$212,252	$168,440
Operating Expenses:
Research and development	$7,036	$5,098	$20,932	$10,733
Selling and marketing	11,683	11,186	36,662	22,044
General and administrative	17,904	25,451	54,709	44,648
Total Operating Expenses	$36,623	$41,735	$112,303	$77,425
Income (Loss) From Operations	$(6,619)	$51,346	$99,949	$91,015
Other (Expense) Income:
Unrealized gain on marketable equity security	1,182	3,091	182	3,091
Change in contingent consideration	(11,543)	(2,400)	(22,394)	(2,400)
Other non-operating income, net	532	539	193	1,864
Total Other (Expense) Income	(9,829)	1,230	(22,019)	2,555
Income (loss) before income taxes	(16,448)	52,576	77,930	93,570
Tax expense (benefit)	(1,726)	(55,987)	28,063	(55,465)
Net Income (Loss)	$(14,722)	$108,563	$49,867	$149,035
Other Comprehensive Income (Loss):
Unrealized (loss) income from investments	-	8	(1)	2
Foreign currency translation loss	-	-	-	(5)
Total Other Comprehensive Income (Loss)	-	8	(1)	(3)
Comprehensive Income (Loss)	$(14,722)	$108,571	$49,866	$149,032
Net Income (Loss) Per Common Share – Basic	$(0.19)	$1.42	$0.63	$2.12
Net Income (Loss) Per Common Share - Diluted	$(0.19)	$1.26	$0.57	$1.97
Weighted Average Common Shares Outstanding – Basic	78,452	75,930	78,814	69,740
Weighted Average Common Shares Outstanding – Diluted	78,452	86,214	92,659	75,677

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)
For the three months ended September 30, 2026:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	77,667	$78	92	$-	$2	$572,739	$(111,986)	$460,833
Stock issued in connection with ATM sale of common stock, net	1,255	1	-	-	-	10,140	-	10,141
Stock issued in connection with options exercised	413	-	-	-	-	1,789	-	1,789
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	142	-	-	-	-	(271)	-	(271)
Stock-based compensation	-	-	-	-	-	3,936	-	3,936
Net income	-	-	-	-	-	-	(14,722)	(14,722)
Balance at September 30, 2026	79,477	$79	92	$-	$2	$588,333	$(126,708)	$461,706
For the three months ended September 30, 2025:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	74,621	$75	92	$—	$80	$519,634	$(299,158)	$220,631
Stock issued in connection with ATM sale of common stock, net
Stock issued in connection with options exercised	367	-	-	-	—	1,322	-	1,322
Stock issued in connection with public offering, net	-	-	-	-	—	4	-	4
Stocks issued in connection with Melinta acquisition	3,324	3	-	-	—	39,997	-	40,000
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	37	-	-	-	—	(465)	-	(465)
Stock-based compensation	-	-	-	-	—	4,066	-	4,066
Other comprehensive loss	-	-	-	-	8	-	-	8
Net income	-	-	-	-	-	-	108,563	108,563
Balance at September 30, 2025	78,349	$78	92	$—	$88	$564,558	$(190,595)	$374,129

For the nine months ended September 30, 2026:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	79,261	$79	92	$-	$3	$581,800	$(176,575)	$405,307
Stock issued in connection with ATM sale of common stock, net	1,255	1				10,140		10,141
Stock issued in connection with options exercised	781	-	-	-	-	3,203	-	3,203
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	583	1	-	-	-	(1,930)	-	(1,929)
Repurchase and retirement of common stock	(2,403)	(2)	-	-	-	(17,482)	-	(17,484)
Stock-based compensation	-	-	-	-	-	12,602	-	12,602
Other comprehensive loss	-	-	-	-	(1)	-	-	(1)
Net income	-	-	-	-	-	-	49,867	49,867
Balance at September 30, 2026	79,477	$79	92	$-	$2	$588,333	$(126,708)	$461,706
For the nine months ended September 30, 2025:

	Common Stock		Preferred Stock- Series C-3, Series E and Series G		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	64,411	$64	137	$-	$91	$424,132	$(339,630)	$84,657
Stock issued in connection with ATM sale of common stock, net	621	1	-	-	-	6,761	-	6,762
Stock issued in connection with options exercised	736	-	-	-	-	2,795	-	2,795
Stock issued in connection with public offering, net	6,605	7	-	-	-	82,364	-	82,371
Stocks issued in connection with Melinta acquisition	3,324	3				39,997		40,000
Conversion of Series G preferred stock to common stock	2,502	3	(45)	-	-	(3)	-	-
Issuance of vested restricted stock, net of shares withheld for employee withholding taxes	150	-	-	-	-	(1,731)	-	(1,731)
Stock-based compensation	-	-	-	-	-	10,243	-	10,243
Other comprehensive loss	-	-	-	-	(3)	-	-	(3)
Net income	-	-	-	-	-	-	149,035	149,035
Balance at September 30, 2025	78,349	$78	92	-	$88	$564,558	$(190,595)	$374,129
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CORMEDIX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,867	$149,035
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,602	10,243
Depreciation and amortization	31,613	4,115
Change in contingent consideration	22,394	2,400
Change in fair value of marketable securities	(182)	(3,091)
Deferred income taxes	18,466	(59,687)
Other	1,783	545
Changes in operating assets and liabilities:
Decrease (increase) in account receivables	94,758	(78,528)
Increase in inventory	(13,428)	(2,678)
Increase in prepaid expenses and other assets	(11,373)	(697)
Increase in accounts payable	1,810	10,594
Increase in accrued expenses and other liabilities	10,228	48,492
Payment of contingent consideration liabilities	(220)	(158)
Net cash provided by operating activities	218,318	80,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	-	(310,002)
Investment in equity securities	-	(5,000)
Purchase of short-term investments	-	(47,878)
Maturity of short-term investments	3,694	51,693
Purchase of property, plant, and equipment	(3,203)	(540)
Net cash provided by (used in) investing activities	491	(311,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock from public offering, net	-	82,371
Proceeds from senior convertible notes		150,000
Proceeds from sale of common stock from at-the-market program, net	10,141	6,762
Repurchase of common stock	(17,484)	-
Payment of employee withholding taxes on vested restricted stock units	(1,929)	(1,731)
Proceeds from exercise of stock options	3,203	2,795
Payment of debt issuance costs associated with convertible notes		(282)
Payment of contingent consideration liabilities	(1,860)	-
ROU financing lease fees	(567)	(49)
Net cash (used in) provided by financing activities	(8,496)	239,866
Foreign exchange effect on cash	-	1
NET INCREASE IN CASH AND CASH EQUIVALENTS	210,313	8,725
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	145,825	40,756
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$356,138	$49,481
Cash paid for interest	$5,817	$17
Supplemental Disclosure of Non-Cash investing and financing Activities:
Additional capital expenditures included in accounts payable and accrued expenses and other liabilities	$874	$-
Unpaid debt issuance costs associated with the convertible notes	$-	5,322
Issuance of common stock for Melinta acquisition	$-	40,000
Fair value of contingent payments	$-	95,865
Receivable from escrow from Melinta acquisition	$-	1,491
Addition (Disposal) of ROU assets and liabilities for finance lease	$(140)	20
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
Given the closing of the merger during the third quarter of 2025, the financial results of Melinta are included in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, but only for the period after August 29, 2025.
Basis of Presentation
The preparation of these unaudited condensed consolidated financial statements and accompanying notes is in conformity with U.S. generally accepted accounting principles (“GAAP”) which requires the use of management estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to fairly state the interim results. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2026, or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements included in such Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s condensed consolidated balance sheets and the reported amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions. The more significant areas requiring the use of estimates and the exercise of judgment include: variable consideration for product returns and Medicaid utilization rates; realization of receivables, valuation of inventory; valuation and measurement of contingent consideration, accounting for acquisitions; impairments of goodwill and intangibles, share-based payment grant date valuation; deferred tax asset valuation changes; and contingent liability recognition and disclosures. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

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
The determination of whether an impairment indicator exists comprises measurable operating performance criteria as well as other qualitative measures. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. If our assumptions are not correct, there could be an impairment loss in subsequent periods or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.
    During the quarter ended June 30, 2026, we identified an indicator of impairment associated with the oritavancin product group (KIMYRSA and ORBACTIV). There is significant management judgment and estimation regarding future net cash flows, including assumptions related to market demand, competitive dynamics, pricing, reimbursement, and commercialization strategies. Although management concluded that no impairment existed as of June 30, 2026, these estimates are inherently uncertain. During the quarter ended September 30, 2026, there were no changes in facts or circumstances that altered management’s prior impairment conclusion. It is reasonably possible that changes in facts and circumstances or revisions to key assumptions could materially affect projected cash flows and result in a material impairment charge in a future reporting period.
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
Recent Accounting Pronouncements
Effective January 1, 2026, the Company early adopted Accounting Standards Update ("ASU") 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The standard establishes guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The Company determined that reimbursements received under its Biomedical Advanced Research and Development Authority ("BARDA") agreement represent a government grant related to income and are recognized on a systematic basis as the related qualifying costs are incurred. BARDA funding is presented as grant income in the accompanying condensed consolidated statements of operations. The adoption did not have a material impact on the Company's condensed consolidated financial position, results of operations, or cash flows other than presentation and disclosure.
In June 2025, the FASB issued ASU 2025-05, which permits a practical expedient for estimating expected credit losses on certain accounts receivable and contract assets. The Company adopted the ASU effective January 1, 2026 and did not elect the practical expedient. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recent Authoritative Pronouncements, not yet adopted
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe the adoption of recently issued standards has or may have a material impact on its consolidated financial statements or disclosures.

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

Note 2 - Revenue and Accounts Receivable
Concentrations
The following table summarizes net revenue from each of the Company’s customers, who individually represent at least 10% of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	11%	33%	22%	48%
Customer B	20%	26%	24%	21%
Customer C	19%	23%	27%	15%
Customer D	21%	3%	11%	2%
Customer E	21%	4%	10%	2%
The following table summarizes accounts receivable concentrations for each of the Company’s customers, who individually represent at least 10% of gross total accounts receivable.

	September 30, 2026	December 31, 2025
Customer A	27%	20%
Customer B	7%	23%
Customer C	31%	41%
Customer D	13%	4%
Customer E	12%	6%
For DefenCath, the Company currently has one FDA-approved source (contract manufacturing organization, or “CMO”) for each of its two key active pharmaceutical ingredients (“APIs”), taurolidine and heparin sodium, respectively. With regards to taurolidine, the Company has a drug master file (“DMF”) filed with the FDA. There is a master commercial supply agreement with a third-party manufacturer that has been in place since August 2018. With respect to heparin sodium API, the Company has identified an alternate third-party supplier and may qualify such supplier under the DefenCath New Drug Application ("NDA") over the next twelve months.
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
Accounts Receivable and Sales Allowances
Allowances recorded for credit losses as of September 30, 2026 and December 31, 2025 were approximately $0.4 million and $0.6 million , respectively with no write-offs or recoveries during the three and nine months ended September 30, 2026.
Variable consideration associated with net product sales, or "Sales Allowances," totaled $267.6 million and $716.0 million for the three and nine months ended September 30, 2026, respectively, compared to $78.8 million and $120.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, total accrued reserves and allowances to accounts receivable on the balance sheet were $154.8 million and $132.4 million, respectively.
A roll forward of the significant categories of Sales Allowances and the related accrual balances on the Condensed Consolidated Balance Sheet for the nine months ended September 30, 2026 is as follows:

	Volume Incentive Rebates	Medicaid	Distribution Service Fees	Accrued Shelf- stock Liability	Accrued Returns Allowance	Chargebacks
Balance at December 31, 2025	$86,001	$12,418	$5,780	$2,255	$18,291	$4,304
Provisions related to sales recorded in the period	45,778	2,348	17,878	4,983	1,699	26,535
Credits/payments issued during the period	(86,193)	(735)	(15,549)	(2,175)	(924)	(19,389)
Effect of change in estimate	-	(3,187)	-	-	(5,796)	-
Balance at March 31, 2026	45,586	10,844	8,109	5,063	13,270	11,450
Provisions related to sales recorded in the period	50,211	2,098	18,878	17,653	101	18,029
Credits/payments issued during the period	(7,900)	(2,626)	(17,038)	(4,962)	(1,429)	(26,328)
Effect of change in estimate	-	-	-	-	-	-
Balance at June 30, 2026	$87,897	$10,316	$9,949	$17,754	$11,942	$3,151
Provisions related to sales recorded in the period	36,847	665	19,273	786	418	6,013
Credits/payments issued during the period	(9,126)	(1,253)	(19,057)	(18,280)	(607)	(5,486)
Effect of change in estimate	-	(4,100)	-	-	(900)	-
Balance at September 30, 2026	$115,618	$5,628	$10,165	$260	$10,853	$3,678
During the three months ended March 31, 2026 and the three months ended September 30, 2026, the Company recorded changes in estimates related to variable consideration for certain Medicaid rebates and product returns. During the three months ended March 31, 2026 and September 30, 2026, the Company obtained new information regarding Medicaid utilization and updated its assumptions based on substantially completed historical claims data. Such estimates are subject to uncertainty due to the timing and completeness of claims processing. In addition, the Company updated its estimate of product returns as initial rate of return history for DefenCath recently became available, which was lower than previously estimated. For the three months ended September 30, 2026, the resulting changes in accounting estimates positively impacted net sales by $5.0 million and positively impacted income from operations and net income by $4.5 million, net of taxes, and increased basic and diluted earnings by $0.06 and $0.06 per share, respectively. For the nine months ended September 30, 2026, the resulting changes in accounting estimates positively impacted net sales by $14.0 million, and positively impacted income from continuing operations and net income by $8.9 million, net of taxes, and increased basic and diluted earnings per share by $0.11 and $0.09 per share, respectively.

Note 3 - Income Per Common Share
The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS numerator
Net income (loss)	$(14,722)	$108,563	$49,867	$149,035
Less: Allocation of undistributed income of Series E securities	-	(669)	(314)	(888)
Undistributed income available to common stockholders	$(14,722)	$107,894	$49,553	$148,147

Basic EPS Denominator:
Basic weighted average common shares outstanding	78,452	75,930	78,814	69,740

Diluted EPS numerator
Net Income (loss)	(14,722)	108,563	49,867	149,035
Convertible debt interest expense	-	939	5,327	939
Less tax effect of interest expense	-	(263)	(1,918)	(263)
Adjusted Net Income	$(14,722)	$109,239	$53,276	$149,711

Diluted EPS Denominator:
Basic weighted average common shares outstanding	78,452	75,930	78,814	69,740
Effect of Series E dilutive securities	-	471	500	418
Effect of stock options and restricted stock dilutive securities	-	3,881	2,207	3,520
Effect of Convertible Senior Notes dilutive securities	-	5,932	11,138	1,999
Diluted weighted average common shares outstanding	78,452	86,214	92,659	75,677
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Number of Shares of Common Stock Issuable)		(Number of Shares of Common Stock Issuable)
Series C-3 non-voting preferred stock	4	-	-	-
Series E non-voting preferred stock	500	-	-	-
Convertible Senior Notes dilutive securities	11,138	-	-	-
Shares underlying outstanding stock options	2,035	49	456	85
Shares underlying restricted stock units	2,076	265	2,286	649
Total potentially dilutive shares	15,753	314	2,742	734
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

	September 30,
	2026	2025
Cash and cash equivalents	$355,150	$48,493
Restricted cash (included in prepaid and other assets)	656	-
Restricted cash (included in other long-term assets)	332	988
Total cash, cash equivalents and restricted cash	356,138	49,481
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
As of September 30, 2026 and December 31, 2025, all of the Company’s investments had contractual maturities of less than one year. The following table summarizes the amortized cost, unrealized gains and losses and the fair value at September 30, 2026 and December 31, 2025.

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2026:
Money Market Funds included in Cash Equivalents	$8,728	$-	$-	$8,728
December 31, 2025:
Money Market Funds included in Cash Equivalents	$4,805	$-	$-	$4,805
Commercial Paper	3,694	-	-	3,694
Total December 31, 2025 short-term assets	$8,499	$-	$-	$8,499

Fair Value Measurements
The following table provides the carrying value and fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2026:
Money Market Funds and Cash Equivalents	$8,728	$8,728	$-	$-
Marketable Equity Securities	10,545	10,545	-	-
Contingent Consideration liability	122,430	-	-	122,430
December 31, 2025:
Money Market Funds and Cash Equivalents	$4,805	$4,805	$-	$-
Commercial Paper	3,694	-	3,694	-
Total December 31, 2025 short-term assets	$8,499	$4,805	$3,694	$-
Marketable Equity Securities	10,364	10,364	-	-
Contingent Consideration liability	102,116	-	-	102,116

Note 5 - Inventories
Inventories consist of raw materials (including labeling and packaging), work-in-process, and finished goods. Inventories consist of the following:

	September 30, 2026	December 31, 2025
Raw materials	$12,180	$3,635
Work in progress	16,122	11,691
Finished goods	14,842	14,390
Total	$43,144	$29,716
Note 6 - Acquisition of Melinta:
On August 29, 2025 (the “Closing Date”), the Company completed the acquisition of Melinta for total consideration of $453.7 million (net of cash acquired), including contingent consideration of $95.9 million which the former Melinta equity holders are eligible to receive pursuant to the terms of the underlying agreements. The merger is accounted for using the acquisition method of accounting for business combinations under FASB Accounting Standards Codification Topic No. 805, Business Combinations (“ASC 805”), with CorMedix representing the accounting acquirer under this guidance.
The allocation of the purchase price to acquired assets and liabilities assumed based on their estimated fair values as of Closing Date resulted in goodwill of $30.0 million and intangible assets associated with marketed product values and in-process research and development, the fair value of which was $248.1 million, and $143.0 million, respectively. The in-process research and development relates to the future cash flows associated with the REZZAYO Second Indication if and when approved by the FDA, the fair value of which was determined using probability-weighted, discounted cash flows.
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
The following tables summarize the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the nine months ended September 30, 2026:

Contingent Consideration

Balance as of December 31, 2025	$102,116
Payments against contingent consideration	(2,080)
Change in fair value of contingent consideration liability	22,394
Balance as of September 30, 2026	$122,430
During the three and nine months ended September 30, 2026, the Company recorded a change in fair value of contingent consideration of approximately $11.5 million and $22.4 million, respectively, due primarily to changes in the discount rates applied to the underlying cash flows and accretion due to the passage of time as of September 30, 2026 compared to December 31, 2025. The changes in discount rates primarily reflected updated market-based assumptions, including changes in risk-free interest rates, product-specific risk premiums and changes in the fixed-cost-to assets ratio to the underlying asset based on the Company's updated combined forecast. The following table summarizes key assumptions and inputs used in the fair value simulation as of the valuation dates:

Valuation Dates	September 30, 2026	December 31, 2025
Risk-free rate over simulated period	5.28%	4.30%
Net sales of REZZAYO product volatility	52%	75%
Net sales REZZAYO product discount rate (continuous)	11.00%	13.15%
Net sales MINOCIN product discount rate (continuous)	4.55%	8.75%
Earnout payment discount rate (continuous)	7.10%	7.13%
REZZAYO Milestone payment discount rate	6.10%	6.25%
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of CorMedix and Melinta as if the merger occurred at the beginning of the year ended December 31, 2024. The unaudited pro forma financial information includes the impact of certain adjustments related to changes from the purchase of TOPROL-XL product, which was previously licensed to Melinta, amortization of intangibles, transaction related cost incurred, stock compensation expenses, interest expense on related borrowings, and related income tax effects. The unaudited pro forma financial information presented does not include any impact of transaction synergies. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Total Revenue	$130,825	$272,706
Net Income	$95,788	$123,675
Net Income Per Common Share – Basic	$1.25	$1.76
Net Income Per Common Share – Diluted	$1.11	$1.63
The unaudited pro forma financial information presented above includes the following adjustments:
Three Months Ended September 30, 2025:
•Elimination of $0.4 million of licensing fees and profit sharing costs associated with the TOPROL-XL brand
•Elimination of $9.3 million of acquisition related expenses
•Elimination of historical stock compensation expense of $18.7 million
•Inclusion of intangible asset amortization of $6.8 million
•Net impact of new convertible notes payable of $0.6 million
•$6.2 million tax benefit on pro forma adjustments
Nine Months Ended September 30, 2025:
•Elimination of $1.7 million of licensing fees and profit sharing costs associated with the TOPROL-XL brand
•Elimination of $10.5 million of acquisition related expenses
•Elimination of historical stock compensation expense of $18.9 million
•Inclusion of intangible asset amortization of $27.2 million

•Net impact of new convertible notes payable of $0.4 million
•$1.2 million tax benefit on pro forma adjustments
Note 7 - Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Accrued sales allowances	$42,570	$41,818
Accrued volume incentive rebates	97,277	78,253
Payroll related liabilities (including severance)	10,041	16,853
Professional and consulting fees	5,058	6,264
Income tax payable	5,820	12,758
Manufacturing related	3,762	546
Accrued interest	1,047	2,332
Other	8,055	4,546
Total	$173,630	$163,370
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
Prior to May 1, 2030, the Notes are convertible only upon the occurrence of certain events and during specified periods as set forth in the indenture governing the Notes (the "Indenture"), including upon satisfaction of stock price and trading price conditions, certain corporate events, and if the Notes are called for redemption. Beginning May 1, 2030, holders may convert their Notes at any time prior to the second scheduled trading day immediately preceding the maturity date. As of September 30, 2026, none of the conditions permitting holders to convert the Notes had been satisfied.
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
The carrying amount of the Company's convertible senior notes consisted of the following:

	September 30, 2026	December 31, 2025
Convertible senior note payable	$150,000	$150,000
Less unamortized debt issuance costs	(4,579)	(5,374)
Convertible senior note payable, net	$145,421	$144,626
The following table presents the components of interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$1,523	$807	$4,531	$807
Amortization of debt finance costs	271	132	796	132
Total interest expense recognized	$1,794	$939	$5,327	$939
The effective interest rate on the Notes was 4.9%.

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
During the three and nine months ended September 30, 2026, the Company recorded $1.7 million and $5.9 million in loss recovery credits in G&A expense from expected insurance proceeds to cover qualified legal fees to support our securities litigation (as discussed below in "Contingency Matters").
The Company evaluated its commitments and contingencies as of September 30, 2026 and accrued all loss contingencies for which a loss was considered probable and reasonably estimable in accordance with ASC 450, as further described below.
Contingency Matters
In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv-14020 (D.N.J.)
On October 13, 2021, the United States District Court for the District of New Jersey consolidated into In re CorMedix Inc. Securities Litigation, Case No. 2:21-cv 14020-JXN-CLW, two putative class action lawsuits filed on or about July 22, 2021 and September 13, 2021, respectively, and appointed lead counsel and lead plaintiff, a purported stockholder of the Company. The lead plaintiff filed a consolidated amended class action complaint on December 14, 2021, alleging violations of Sections 10(b) and 20(a) of the Exchange Act (as defined below), along with Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933.
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
The parties participated in a mediation before Michelle Yoshida, Esq. of Phillips ADR (the "Mediator")on November 18, 2025, which did not result in a settlement.
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
On April 30, 2026, the parties submitted a joint status report updating the Court on the status of discovery and requesting an extension on the discovery deadlines set forth in the Scheduling Order entered on August 27, 2025. On May 4, 2026, the Court entered the Scheduling Order as proposed. On September 17, 2026, the parties filed another joint status report and amended pretrial scheduling order, which the Court entered on September 18, 2026. As such, the second amended pretrial scheduling order provides for, among other things, the (i) completion of fact discovery by December 18, 2026; (ii) completion of affirmative expert reports by March 26, 2027; (iii) completion of rebuttal expert reports by May 28, 2027; and (iv) completion of expert depositions by August 3, 2027. The Court held a status conference on October 19, 2026. The Court will hold the next status conference on December 16, 2026.

In re CorMedix Inc. Derivative Litigation, Case No. 2:21-cv-18493-JXN-LDW (D.N.J.)
On or about October 13, 2021, a purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Voter v. Baluch, et al., Case No. 2:21-cv-18493-JXN-LDW (the “Federal Derivative Action”). The complaint named as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, Phoebe Mounts and Joseph Todisco (the "Individual Defendants"), along with the Company as Nominal Defendant. The complaint alleged breaches of fiduciary duty, abuse of control, and waste of corporate assets against the "Individual Defendants, and a claim for contribution for purported violations of Sections 10(b) and 21D of the Exchange Act against certain defendants. On January 21, 2022, pursuant to a stipulation between the parties, the Court entered an order staying the case while the motion to dismiss the class action lawsuit was pending.
On or about January 13, 2023, another purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled DeSalvo v. Costa, et al., Case No. 2:23-cv-00150-JXN-CLW. The complaint named as defendants Paulo F. Costa, Janet D. Dillione, Greg Duncan, Alan Dunton, Myron Kaplan, Steven Lefkowitz, Joseph Todisco, Khoso Baluch, Robert Cook, Matthew David, Phoebe Mounts, and John L. Armstrong, along with the Company as Nominal Defendant. The complaint alleged breaches of fiduciary duty and unjust enrichment against the individual defendants.
On or about January 25, 2023, another purported shareholder, derivatively and on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the District of New Jersey, in a case entitled Scullion v. Baluch, et al., Case No. 2:23-cv-00406-ES-ESK. The complaint named as defendants Khoso Baluch, Janet Dillione, Alan W. Dunton, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Gregory Duncan, Matthew David, and Phoebe Mounts, along with the Company as Nominal Defendant. The complaint alleged breaches of fiduciary duty.
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
On August 19, 2025, the Court issued a revised opinion and order denying the CorMedix Defendants’ motion to dismiss the third amended complaint in the securities litigation. On November 10, 2025, the derivative plaintiffs filed a verified consolidated shareholder derivative complaint (the “Consolidated Complaint”), which alleges that during the period from October 16, 2019 through August 8, 2022 (the "Relevant Period"), the Individual Defendants, made or caused to be made materially false and misleading statements regarding CorMedix’s business and operations, specifically relating to purported manufacturing deficiencies during the Relevant Period that the Individual Defendants knew or should have known would impact the FDA approval of the developmental drug “DefenCath” prior to its ultimate approval by the FDA.
The Consolidated Complaint asserted claims for breach of fiduciary duty and unjust enrichment. On this basis, the Consolidated Complaint sought unspecified damages and corporate governance reforms.
On November 18, 2025, the parties participated in a mediation before Michelle Yoshida, Esq. of Phillips ADR. On December 20, 2025, the parties signed a binding settlement term sheet. On January 19, 2026, the parties executed a binding stipulation of settlement.
The plaintiffs in a new and separate action––the Jhoe action (discussed below)––filed a motion to intervene and stay the case on December 18, 2025. On January 6, 2026, the plaintiffs filed their opposition to the motion to intervene and stay. The Jhoe plaintiff filed his reply on January 13, 2026.
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
On March 20, 2026, the Court denied the Jhoe plaintiff's Motion to Intervene and Stay the Derivative Action ("Motion to Intervene").
On July 24, 2026, the Court granted the Preliminary Approval Motion following which Defendant provided notice of the settlement in accordance with terms of the order. The Court scheduled a final settlement hearing for September 23, 2026. On August 26, 2026, the parties reached an agreement with the assistance of the Mediator on an attorneys’ fee award in the amount of $1.65 million. That same day, Plaintiffs filed an unopposed motion for final approval of the settlement, which, among other things, sought approval of an attorneys’ fee award of $1.65 million. On September 23, 2026, the Court granted final approval of the settlement, approved the attorney’s fee award in the amount of $1.65 million, and entered a judgment dismissing the case. On October 21, 2026, CorMedix caused the awarded attorneys’ fees of $1.65 million to be paid, which, as expected, was entirely covered by our previously established corporate insurance policy.

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

The parties attended a mediation before the Mediator on November 18, 2025. On December 20, 2025, the parties signed a binding settlement term sheet. On January 5, 2026, the parties filed a stipulation and consent order staying the case pending approval of the settlement in the Federal Derivative Action, which the court entered on the same day. On January 19, 2026, the parties signed a stipulation of settlement. As noted above, on September 23, 2026, the settlement was granted final approval in the Federal Derivative Action. Subsequently, on September 30, 2026, the parties in the Raval action filed an agreed upon stipulation and consent order to dismiss this action, which remains pending.

Jhoe v. Todisco, et al., C.A. No. 2025-1367-PAF (Del. Ch.)
On November 24, 2025, an action was initiated under seal by Robert Jhoe, a purported shareholder of the Company, asserting claims derivatively and on behalf of CorMedix. A public version of the complaint was filed on December 1, 2025. The complaint named as defendants Khoso Baluch, Janet D. Dillione, Alan W. Dunton, Robert Cook, Myron Kaplan, Steven Lefkowitz, Paulo F. Costa, Greg Duncan, Matthew David, Phoebe Mounts, John L. Armstrong, and Joseph Todisco, along with the Company as Nominal Defendant.

The complaint asserted claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste. Mr. Jhoe made a books-and-records demand on CorMedix pursuant to Section 220 of the Delaware General Corporation Law prior to initiating this action, and the complaint purported to quote and cite board-level materials in support of Mr. Jhoe’s claims. It sought unspecified damages and costs along with certain governance reforms.
Following the final approval of the settlement in the Federal Derivative Action, the parties in the Jhoe action filed a stipulation and proposed order of dismissal on October 16, 2026, which the Court so-ordered the same day.

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
Commitments
Melinta is party to several license agreements, under which it will be required to make payments based on the achievement of agreed-upon milestones or circumstances. As of September 30, 2026, Melinta was not obligated to make any of the future payments discussed below.
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
CyDex Pharmaceuticals, Inc. In November 2010, Melinta entered into a license and supply agreement with CyDex Pharmaceuticals, Inc. (now a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, both hereafter referred to as Ligand) under which Melinta obtained an exclusive right, under certain patents and patent applications, to use Ligand’s beta sulfobutyl cyclodextrin, Captisol, in the development and commercialization of a BAXDELA product. In addition, under the terms of the license agreement, Melinta obtained a nonexclusive license to Ligand’s Captisol data package. Melinta is obligated to pay royalties to them based on its sales of BAXDELA. Melinta is obligated to certain diligence requirements and has the right to grant sublicenses to third parties. The license agreement provides for future payments to Ligand upon the achievement of a future commercial milestone, and obligations to make percentage royalty payments in the single digits based on net sales, if any, of the licensed product. Additionally, Melinta has agreed to purchase its requirements of Captisol from Ligand for use in a BAXDELA product, with pricing established pursuant to a tiered pricing schedule. Ligand has certain rights to terminate the agreement following a cure period, should Melinta fail to perform its obligations under the agreement. In addition, Ligand may terminate the agreement immediately if Melinta fails to pay milestones or royalties due under the agreement or if Melinta becomes subject to bankruptcy or similar events. Melinta has the right to terminate the license upon 90 days’ written notice to Ligand. Unless earlier terminated, the agreement will continue in effect until the expiration of Melinta's obligation to pay royalties. Such obligation expires, on a country-by-country basis, over a specified number of years following the expiration date of the last valid claim of a licensed product in the country of sale; if there has never been a valid claim of a licensed product in the country of sale, then such number of years after the first sale of the licensed product in such country.
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
As of September 30, 2026, the commitments under the REZZAYO License Agreement include a regulatory milestone of between $30 million and $40 million upon receipt of the marketing approval for the prophylaxis indication, a number of commercial milestones upon exceeding certain net sales targets, and net sales-based royalties. The agreement additionally stipulates that upon the earlier of thirty days following the receipt of the marketing approval for the prophylaxis indication or on June 30, 2028, Napp shall assign and transfer to Melinta all rights, title and interest in and to all product filings for the current product in the U.S. Following the first anniversary of the contract effective date, Melinta may terminate this agreement, in its sole discretion, upon 90 days' prior written notice; otherwise, this agreement shall expire on the expiration of Melinta’s obligation to pay royalties to Napp when there is no valid claim of the licensed patent rights in the United States.
In connection with the purchase of the API for VABOMERE, Melinta has committed to API deliveries from the CMO through 2027 with a total cost of $13.7 million, subject to inflation adjustments.
Note 10 - Stockholders’ Equity
Common Stock
On February 2, 2026, the Company announced that the Board of Directors approved a share repurchase program, which authorizes the Company to repurchase up to $75 million of the Company's outstanding common stock. The repurchase program is authorized through December 31, 2027. Repurchases may be made at management’s discretion from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases or pursuant to trading plans as permitted under applicable securities laws. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws and regulations, and other factors. The share repurchase program does not require the Company to acquire any amount of shares, and may be suspended or discontinued at any time. During the nine months ended September 30, 2026, the Company repurchased 2.4 million shares of common stock for a total price of $17.5 million. The Company did not repurchase any shares for the three months ended September 30, 2026.
On May 9, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $50 million of its common stock through the sales agents under the 2024 Shelf Registration Statement, subject to limitations imposed by the

Company and subject to the sales agent’s acceptance (the “2024 ATM program”). The sales agent is entitled to a commission of up to 3% of the gross proceeds from the sale of common stock sold under the 2024 ATM program. During the three and nine months ended September 30, 2026, the Company sold an aggregate of 1.3 million shares of its common stock under the 2024 ATM program and realized an aggregate net proceeds of approximately $10.1 million. Approximately $11.6 million of the Company’s common stock remains available for sale under its 2024 ATM program.
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

	As of September 30, 2026			As of December 31, 2025
	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference	Preferred Shares Outstanding	Liquidation Preference (Per Share)	Total Liquidation Preference
Series C-3	2,000	$10.00	$20,000	2,000	$10.00	$20,000
Series E	89,623	$62.76	$5,624,739	89,623	$62.76	$5,624,739
Total	91,623		$5,644,739	91,623		$5,644,739
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
During the nine months ended September 30, 2026 and 2025, the Company granted 2,906,262 and 1,713,308 RSUs, to its employees and non-employee directors with service based vesting conditions and a weighted average grant date fair value of $7.32 and $11.09 per share, respectively.
In addition to the RSUs noted above, during the nine months ended September 30, 2026 and 2025, the Company issued 464,554 and 487,500 PSUs to its executive officers with market performance and service based vesting conditions and, as such, the grant date fair value of $10.38 and $11.79 was calculated using a Monte-Carlo simulation model, respectively. Of the total granted shares in 2025, 62,500 of these PSU's were forfeited in August 2025.
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
As of September 30, 2026, the Company had 4,110,810 outstanding RSUs and PSUs. As of September 30, 2026, unrecognized compensation expense related to unvested RSUs and PSUs was $25.7 million, which will be recognized over a weighted average remaining period of 1.6 years as of September 30, 2026.
Stock Options
During the nine months ended September 30, 2026 and 2025, no stock options were issued. As of September 30, 2026, there was approximately $0.9 million in total unrecognized compensation expense related to stock options granted, which will be recognized over an expected remaining weighted average period of 0.7 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Award type	2026	2025	2026	2025
RSUs	$2,743	$2,528	$8,933	$6,005
PSUs	838	303	2,383	1,219
Stock options	355	1,235	1,286	3,019
Total	$3,936	$4,066	$12,602	$10,243

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line item	2026	2025	2026	2025
Cost of sales	$201	$147	$619	$289
Research and development	337	206	974	526
Selling and marketing	517	755	1,695	1,113
General and administrative	2,881	2,958	9,314	8,315
Total	$3,936	$4,066	$12,602	$10,243

Note 11 - BARDA Agreement
In July 2023, Melinta entered into a partnership with BARDA to advance BAXDELA and VABOMERE for use in pediatrics and to partner on the development of BAXDELA against certain biothreat pathogens (the "BARDA-Supported Studies"). Under this contract, BARDA reimburses Melinta certain percentages of costs incurred, as defined in the agreement, in connection with the BARDA-Supported Studies. BARDA has awarded a total of $47.5 million of funding with the potential of additional funding of $97.1 million, amounting to total funding up to $144.6 million, if all options are exercised. If all contract options are exercised, the contract is expected to continue through 2034. Through September 2026, Melinta has recognized BARDA reimbursement totaling $27.7 million.
Reimbursements under the BARDA agreement are recognized as grant income as qualifying costs are incurred and reflected within revenue and grant income in the accompanying condensed consolidated statements of operations. Related costs are recognized as incurred and are included within operating expenses, primarily within research and development expense. The Company recognized grant income of $3.3 million and $8.3 million, respectively, under the BARDA agreement for the three and nine months ended September 30, 2026 compared to $1.4 million for the three and nine months ended September 30, 2025 reflected in contract revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development:
Employee and contracted employee expense	$2,565	$2,111	$7,524	$4,481
Other research and development	4,471	2,987	13,408	6,252
Total research and development	7,036	5,098	20,932	10,733
Selling and marketing
Employee and contracted employee expense	$6,275	$7,324	$21,081	$12,582
Other selling and marketing	5,408	3,862	15,581	9,462
Total selling and marketing expense	11,683	11,186	36,662	22,044
General and administrative
Employee and contracted employee expense	$9,594	$10,310	$29,551	$23,028
Other general and administrative	8,310	15,141	25,158	21,620
Total general and administrative expense	17,904	25,451	54,709	44,648

Total operating expenses	$36,623	$41,735	$112,303	$77,425
The CODM also reviews revenue by major product line. The following table presents the disaggregation of revenue by major product line and revenue type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product Sales:
DefenCath	$17,181	$88,766	$180,811	$167,584
Melinta Portfolio	31,441	12,781	84,068	12,781
Total Product Sales, net	48,622	101,547	264,879	180,365
Contract Revenue	2,642	2,729	10,690	2,729
Grant Income	3,255	-	8,308	-
Total Revenue and Grant Income	$54,519	$104,276	$283,877	$183,094
Note 13 - Income Taxes:
The following table summarizes the Company's effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Profit (Loss) before income taxes	$(16,448)	$52,576	$77,930	$93,570
Provision (Benefit) for income taxes	(1,726)	(55,987)	28,063	(55,465)
Effective tax rate	10.5%	(106.5)%	36.0%	(59.3)%
The effective income tax rates for the three and nine months ended September 30, 2026 were 10.5% and 36.0% compared to (106.5)% and (59.3)% for the three and nine months ended September 30, 2025. The tax expense for the current period reflects estimated federal and state income taxes. In contrast, $56.0 million and $55.5 million of income tax benefit was recorded for the three and nine months ended September 30, 2025 due to the partial reversal of the valuation allowance.

The effective tax rate differed from the U.S. Federal statutory rate of 21% principally due to the expected state tax profile for the period and certain discrete items.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2026, management re-evaluated the realizability of its deferred tax assets and concluded that no release of the valuation allowance is needed.
Note 14 - Subsequent Events:
Letter of Credit
In the third quarter of 2026, the Company entered into an arrangement with a customer pursuant to which the parties agreed to extend the timing of certain volume-based contractual rebate payments beyond existing payment terms. The Company agreed to sequester the cash required to settle the net obligations by issuing letters of credit, for which the customer will be the beneficiary through the settlement of the liabilities. The Company intends to establish the first letter of credit in the fourth quarter of 2026 totaling approximately $85 million. In connection with the letter of credit, the Company is required to maintain an equal amount of cash in a collateral account, which will be classified as "restricted cash" on the balance sheet. The Company does not expect the level of restricted cash will impact its ability to operate both in the normal course of business and as a going concern.
Heron Acquisition and Loan Facility
On November 8, 2026, the Company entered into an asset purchase agreement (the "Agreement") with Heron Therapeutics, Inc. ("Heron") pursuant to which Heron has agreed to sell substantially all of its assets, other than certain excluded assets, to the Company, and the Company has agreed to acquire those assets and assume certain liabilities of Heron as set forth in the Agreement (the "Acquisition"). If consummated, the Acquisition would add four commercial-stage products to CorMedix's portfolio: ZYNRELEF (bupivacaine and meloxicam) extended-release solution for postoperative pain; APONVIE (aprepitant) injectable emulsion for the prevention of postoperative nausea and vomiting; CINVANTI (aprepitant) injectable emulsion and SUSTOL (granisetron) extended-release injection for the prevention of chemotherapy-induced nausea and vomiting. Each is administered in hospitals, ambulatory surgical centers or infusion centers — the institutional settings of care where CorMedix has built its commercial infrastructure. The acquired assets would also include the assumption of Heron’s rights under a multi-product Development and License Agreement.

Under the terms of the Agreement, CorMedix will pay upfront consideration at the closing of the Acquisition consisting of $145.0 million in cash, subject to certain adjustments for Heron's closing cash and net working capital, of which $2.0 million will be deposited into escrow at closing to secure post-closing adjustments (which may not exceed $10.0 million in either direction), and to issue 14,583,333 shares of CorMedix common stock. In addition to the upfront consideration, Heron will be eligible to receive, if and when payable on the terms set forth in the Agreement:
•Total earn-out payments of up to $55.0 million: $25.0 million if ZYNRELEF net sales equal or exceed $65.0 million for calendar year 2028, plus an additional $30.0 million if ZYNRELEF net sales equal or exceed $95.0 million for calendar year 2028, payable at the Company's election in cash, shares of CorMedix common stock or a combination thereof (provided that any portion that would cause the aggregate shares issued under the Agreement to exceed 19.9% of the Company's common stock outstanding as of the closing will be paid in cash); and
•Royalties equal to 5% of the amount, if any, by which aggregate annual net sales of CINVANTI, SUSTOL and the products covered by Heron’s multi-product Development and License Agreement which exceed $25 million in calendar year 2027, calendar year 2028 and calendar year 2029.
The closing of the Acquisition is subject to approval by Heron stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The Acquisition is not subject to any financing contingency and is expected to close in the first quarter of 2027.

On November 8, 2026, concurrent with the signing of the Agreement, the Company entered into a senior secured loan agreement with BioPharma Credit PLC, as collateral agent, and each of BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP, as lenders (the “Lenders”), providing for aggregate term loan commitments of up to $150.0 million (the “Loan Facility”). The Loan Facility consists of (i) a term loan in an aggregate principal amount of $75.0 million (“Tranche A”), the proceeds of which are intended to fund the Acquisition, and (ii) a term loan in an aggregate principal amount of up to $75.0 million (“Tranche B”), the proceeds of which may be used to fund certain acquisitions or in-licensing transactions involving commercial-stage pharmaceutical products. Tranche A is available through May 8, 2027, subject to consummation of the Acquisition and satisfaction of the applicable funding conditions. Tranche B may be funded before or after Tranche A and, if funded prior to Tranche A, requires a borrowing of between $50.0 million and $75.0 million prior to July 30, 2028, subject to satisfaction of the applicable funding conditions.
Borrowings under the Loan Facility mature on the fifth anniversary of the initial funding date, subject to an earlier springing maturity if, 90 days prior to the stated maturity date, the Company’s consolidated total gross leverage exceeds 3.0x and more than $25.0 million aggregate principal amount of the Company’s 4.00% convertible senior notes due 2030 remain outstanding. Borrowings under the Loan Facility bear interest at a rate equal to three-month Term SOFR, subject to a 3.50% floor, plus 5.75% per annum, with interest payable quarterly in arrears. Equal quarterly principal payments generally commence on the last day of the fiscal quarter ending on or immediately following the third anniversary of the initial funding date, with the remaining outstanding principal balance due at maturity. If specified REZZAYO revenue or consolidated total gross leverage thresholds are satisfied as of September 30, 2029, the Company may elect to defer commencement of scheduled principal amortization until the last day of the fiscal quarter ending on or immediately following the fourth anniversary of the initial funding date. The Company is also required to pay additional consideration equal to 1.5% of the principal amount of each term loan upon funding.
The Company may voluntarily prepay borrowings under the Loan Facility, in whole or in part, subject to certain minimum prepayment amounts and notice requirements. Certain prepayments made prior to the second anniversary of the applicable funding date are subject to a make-whole amount (other than as a result of the springing maturity), and certain prepayments are subject to a premium of 3.0% of the principal amount prepaid prior to the third anniversary of the applicable funding date, 2.0% on or after the third anniversary but prior to the fourth anniversary, and 1.0% thereafter.The Loan Facility also requires mandatory prepayment upon the occurrence of certain events, including a change in control and specified prepayments, repurchases or redemptions of the Company’s 4.00% convertible senior notes due 2030, in each case subject to specified exceptions.
The obligations under the Loan Facility are guaranteed by substantially all of the Company's direct and indirect wholly owned subsidiaries, other than certain excluded subsidiaries, are secured on a first-priority basis by the equity interest of the Company's subsidiaries and substantially all tangible and intangible personal property and real property of the Company and the guarantors, subject to certain exceptions and limitations. The Loan Facility contains customary affirmative and restrictive covenants, including restrictions on the incurrence of additional indebtedness, creation of liens, dispositions of assets, investments and acquisitions, dividends and other distributions, mergers and consolidations, and certain royalty arrangements and other financing arrangements, as well as customary representations and warranties and events of default. The Loan Facility does not contain financial maintenance covenants.
Additional information regarding the Agreement and Loan Facility is included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2026.
Impairment Indicator
Subsequent to September 30, 2026, the market price of the Company's common stock declined, resulting in a corresponding decrease in the Company's market capitalization. A sustained decline in the Company's market capitalization relative to the carrying value of its net assets could represent an indicator of impairment and may require the Company to perform an interim impairment assessment of goodwill and other applicable long-lived assets. The Company continues to monitor its market capitalization and other relevant facts and circumstances.

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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” "forecast," "future," “intend,” "likely," “may,” “plan,” "possible," "potential," “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All statements, other than statements of historical facts, regarding management’s expectations, beliefs, goals, plans or CorMedix’s prospects should be considered forward-looking statements. Readers are cautioned that actual results may differ materially from projections or estimates due to a variety of important factors, and readers are directed to the Risk Factors identified in CorMedix’s filings with the SEC, including its most recent Annual Report on Form 10-K, copies of which are available free of charge at the SEC’s website at www.sec.gov or upon request from CorMedix. CorMedix may not actually achieve the goals or plans described in its forward-looking statements, and such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Investors should not place undue reliance on these statements. CorMedix assumes no obligation and does not intend to update these forward-looking statements, except as required by law.
Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Actual outcomes or results may differ from anticipated results, sometimes materially. Factors that could cause actual results to differ include, but are not limited to: the satisfaction or waiver of the conditions to the closing of the Acquisition, including the failure to obtain necessary regulatory approvals and the failure to obtain the requisite approval by Heron’s stockholders, in a timely manner or at all; the possibility that the Acquisition does not close; the ultimate outcome of the acquisition of Heron; negative effects of the announcement or the consummation of the Acquisition on the market price of CorMedix’s common stock; incurrence of significant transaction costs; unknown liabilities of Heron; the risk of stockholder litigation and regulatory actions related to the Acquisition or Heron’s business; risks related to the financing of the transaction; the impact of the Acquisition on future strategic opportunities and decisions; uncertainties regarding the commercial success of CorMedix’s and Heron’s commercialized and pipeline products; the timing and the ultimate approval of any new drug applications by regulatory authorities; competitive developments; the ability of the combined company to achieve the identified synergies; the ability to integrate the Melinta business into CorMedix and realize the anticipated strategic benefits of the transaction within the expected time-frames or at all; the ability to integrate Heron’s business into CorMedix and realize the anticipated strategic benefits of the transaction within the expected time-frames or at all; that such integration may be more difficult, time-consuming or costly than expected; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers) may be greater than expected following the public announcement, and closing, of the Acquisition; the retention of certain key employees; the expected benefits and success of CorMedix’s and Heron’s products and product candidates; potential litigation relating to the Acquisition that could be instituted against CorMedix or its directors; rating agency actions and CorMedix’s ability to access short- and long-term debt markets on a timely and affordable basis; general economic conditions that are less favorable than expected; geopolitical developments and additional changes in international trade policies and relations, including tariffs; and the ability of our products and product candidates to compete effectively against current and future competitors.

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
Recent Developments
Acquisition of Heron Therapeutics and Loan Facility

On November 8, 2026, we entered into an asset purchase agreement (the "Agreement") with Heron Therapeutics, Inc. ("heron"), pursuant to which Heron has agreed to sell substantially all of its assets, other than certain excluded assets, to us, and we have agreed to acquire those assets and assume certain liabilities of Heron as set forth in the Agreement (the "Acquisition"). If consummated, the Acquisition would add four commercial-stage products to our portfolio: ZYNRELEF (bupivacaine and meloxicam) extended-release solution for postoperative pain; APONVIE (aprepitant) injectable emulsion for the prevention of postoperative nausea and vomiting; CINVANTI (aprepitant) injectable emulsion and SUSTOL (granisetron) extended-release injection for the prevention of chemotherapy-induced nausea and vomiting. Each is administered in hospitals, ambulatory surgical centers or infusion centers — the institutional settings of care where we have built our commercial infrastructure. The acquired assets would also include the assumption of Heron’s rights under a multi-product Development and License Agreement.
Under the terms of the Agreement, we will pay upfront consideration at the closing of the Acquisition consisting of $145.0 million in cash, subject to certain adjustments for Heron's closing cash and net working capital, of which $2.0 million will be deposited into escrow at closing to secure post-closing adjustments (which may not exceed $10.0 million in either direction), and to issue 14,583,333 shares of CorMedix common stock. In addition to the upfront consideration, Heron will be eligible to receive, if and when payable on the terms set forth in the Agreement:
•Total earn-out payments of up to $55.0 million: $25.0 million if ZYNRELEF net sales equal or exceed $65.0 million for calendar year 2028, plus an additional $30.0 million if ZYNRELEF net sales equal or exceed $95.0 million for calendar year 2028, payable at our election in cash shares of CorMedix common stock or a combination thereof (provided that any portion that would cause the aggregate shares issued under the Agreement to exceed 19.9% of our common stock outstanding as of the closing will be paid in cash); and
•Royalties equal to 5% of the amount, if any, by which aggregate annual net sales of CINVANTI, SUSTOL and the products covered by Heron’s multi-product Development and License Agreement which exceed $25 million in calendar year 2027, calendar year 2028 and calendar year 2029.
The Acquisition advances our strategy of expanding our portfolio with differentiated products used in institutional settings of care. Following our acquisition of Melinta Therapeutics in August 2025, we have assembled a commercial organization focused on hospitals, infusion centers, dialysis clinics and other institutional settings of care. The Heron portfolio is highly complementary to this footprint, sharing overlapping call points across hospital pharmacy and therapeutics committees, group purchasing organizations, integrated delivery networks and ambulatory surgical centers.
•Scale and diversification: Adds an established revenue base of approximately $150 million in September 30, 2026 trailing twelve-month net product revenue across acute care and oncology supportive care, further broadening our revenue mix.

•Commercial and operational leverage: Deploys Heron's products through our existing institutional commercial, market access, medical affairs and supply chain infrastructure.
•Growth from the acute care franchise: ZYNRELEF and APONVIE represent the fastest-growing products in the Heron portfolio and are positioned for continued expansion in the hospital and ambulatory surgical center settings.
•Expanded hematology/oncology presence: CINVANTI, SUSTOL and Heron’s hematology/oncology program complement CorMedix's emerging position in the space with REZZAYO® (rezafungin for injection), which is currently indicated for treating candidemia and invasive candidiasis and in development for prophylaxis of invasive fungal disease in allogeneic stem cell transplant patients.
The closing of the Acquisition is subject to approval by Heron stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The Acquisition is not subject to any financing contingency and is expected to close in the first quarter of 2027.
On November 8, 2026, concurrent with the signing of the Agreement, we entered into a senior secured loan agreement with BioPharma Credit PLC, as collateral agent, and each of BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP, as lenders (the “Lenders”), providing for aggregate term loan commitments of up to $150.0 million (the “Loan Facility”). The Loan Facility consists of (i) a term loan in an aggregate principal amount of $75.0 million (“Tranche A”), the proceeds of which are intended to fund the Acquisition, and (ii) a term loan in an aggregate principal amount of up to $75.0 million (“Tranche B”), the proceeds of which may be used to fund certain acquisitions or in-licensing transactions involving commercial-stage pharmaceutical products. Tranche A is available through May 8, 2027, subject to consummation of the Acquisition and satisfaction of the applicable funding conditions. Tranche B may be funded before or after Tranche A and, if funded prior to Tranche A, requires a borrowing of between $50.0 million and $75.0 million prior to July 30, 2028, subject to satisfaction of the applicable funding conditions.
Borrowings under the Loan Facility mature on the fifth anniversary of the initial funding date, subject to an earlier springing maturity if, 90 days prior to the stated maturity date, our consolidated total gross leverage exceeds 3.0x and more than $25.0 million aggregate principal amount of our 4.00% convertible senior notes due 2030 remain outstanding. Borrowings under the Loan Facility bear interest at a rate equal to three-month Term SOFR, subject to a 3.50% floor, plus 5.75% per annum, with interest payable quarterly in arrears. Equal quarterly principal payments generally commence on the last day of the fiscal quarter ending on or immediately following the third anniversary of the initial funding date, with the remaining outstanding principal balance due at maturity. If specified REZZAYO revenue or consolidated total gross leverage thresholds are satisfied as of September 30, 2029, we may elect to defer commencement of scheduled principal amortization until the last day of the fiscal quarter ending on or immediately following the fourth anniversary of the initial funding date. We are also required to pay additional consideration equal to 1.5% of the principal amount of each term loan upon funding.
We may voluntarily prepay borrowings under the Loan Facility, in whole or in part, subject to certain minimum prepayment amounts and notice requirements. Certain prepayments made prior to the second anniversary of the applicable funding date are subject to a make-whole amount (other than as a result of the springing maturity), and certain prepayments are subject to a premium of 3.0% of the principal amount prepaid prior to the third anniversary of the applicable funding date, 2.0% on or after the third anniversary but prior to the fourth anniversary, and 1.0% thereafter. The Loan Facility also requires mandatory prepayment upon the occurrence of certain events, including a change in control and specified prepayments, repurchases or redemptions of the Company’s 4.00% convertible senior notes due 2030, in each case subject to specified exceptions.
The obligations under the Loan Facility are guaranteed by substantially all of our direct and indirect wholly owned subsidiaries, other than certain excluded subsidiaries, and are secured on a first-priority basis by the equity interests of our subsidiaries and substantially all tangible and intangible personal property and real property of the Company and the guarantors, subject to certain exceptions and limitations. The Loan Facility contains customary affirmative and restrictive covenants, including restrictions on the incurrence of additional indebtedness, creation of liens, dispositions of assets, investments and acquisitions, dividends and other distributions, mergers and consolidations, and certain royalty arrangements and other financing arrangements, as well as customary representations and warranties and events of default. The Loan Facility does not contain financial maintenance covenants.

Additional information regarding the Agreement and Loan Facility is included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2026.
Other Recent Developments

REZZAYO is currently approved for the treatment of candidemia and invasive candidiasis in adults. In October 2026, the Company announced that the U.S. Food and Drug Administration (“FDA”) has accepted for filing the supplemental New Drug Application (“sNDA”) seeking approval of REZZAYO® (rezafungin for injection) for the prophylaxis of invasive fungal disease. The sNDA was submitted by Mundipharma, the Company’s global development partner, and the FDA has granted priority review with a Prescription Drug User Fee Act (“PDUFA”) target action date in the first quarter of 2027. The sNDA is supported by the Phase III ReSPECT pivotal study, for which the Company announced positive topline results in April. ReSPECT evaluated the efficacy and safety of once weekly rezafungin (rezafungin acetate) compared with a standard antimicrobial regimen (“SAR”) for the prophylaxis of invasive fungal diseases in adults undergoing allogeneic hematopoietic stem cell transplantation (“HSCT”). If REZZAYO is approved for this new indication, the Company is targeting to begin promotional efforts beginning in the second half of 2027.

On April 2, 2026, the U.S. government issued an executive order imposing new tariffs on certain imported goods, including APIs, excipients, and packaging materials commonly used in the pharmaceutical industry. The Company is currently assessing the impact of the tariffs, which may adversely affect our gross margins and operating results. We are currently in the process of onshoring the manufacture of a number of products into the U.S., which we believe will both drive lower manufacturing costs and mitigate certain incremental costs related to tariffs. However, there can be no assurance that we will be able to fully or substantially offset these incremental costs.
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
On July 1, 2026, DefenCath’s Transitional Drug Add-on Payment Adjustment ("TDAPA") reimbursement transitioned into a post-TDAPA add-on adjustment of $2.37 per dialysis treatment, the calculation of which is determined by the Centers for Medicare & Medicaid Services ("CMS"). As a result of the methodology utilized by CMS to calculate the post-TDAPA add-on adjustment, the level of reimbursement provided to institutions treating dialysis patients significantly declined from previous levels. This decline in CMS reimbursement has resulted in a reduction to DefenCath's net pricing, resulting in lower net sales, for DefenCath in the second half of 2026 relative to historical periods.
On October 29, 2026, CMS issued their 2027 End Stage Renal Disease Prospective Payment System (ESRD PPS) final rule in which they established a new post-TDAPA add-on payment for DefenCath in the amount of $8.32 to take effect January 1, 2027. While this amount is significantly higher than the current add-on payment of $2.37, CMS finalized a new process for calculating add-on payments and will now reset the amount quarterly (instead of annually). We expect that the add-on adjustment will decrease in the second quarter of 2027, but currently estimate that the average rate for the full year 2027 will be at least two times the current $2.37 rate. To mitigate this pressure on DefenCath reimbursement and the anticipated impact on sales pricing, we continue to work to find new avenues to grow DefenCath beyond the fee-for-service ESRD patients that are TDAPA-reimbursed by Fee-for-Service Medicare.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025.
The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		% Increase/ (Decrease)	For the Nine Months Ended September 30,		% Increase/ (Decrease)
	2026	2025		2026	2025
Revenue and Grant Income:
Product sales, net	$48,622	$101,547	(52)%	$264,879	$180,365	47%
Contract revenue	2,642	2,729	(3)%	10,690	2,729	292%
Grant income	3,255	-	100%	8,308	-	100%
Total Revenue and Grant Income	$54,519	$104,276	(48)%	$283,877	$183,094	55%
Cost of sales (exclusive of amortization of intangibles)	14,215	7,567	88%	40,725	10,922	273%
Amortization of intangibles	10,300	3,628	184%	30,900	3,732	728%
Gross profit	$30,004	$93,081	(68)%	$212,252	$168,440	26%
Operating Expenses:
Research and development	7,036	5,098	38%	20,932	10,733	95%
Selling and marketing	11,683	11,186	4%	36,662	22,044	66%
General and administrative	17,904	25,451	(30)%	54,709	44,648	23%
Total Operating Expenses	36,623	41,735	(12)%	112,303	77,425	45%
Income From Operations	$(6,619)	$51,346	(113)%	$99,949	$91,015	10%
Other (Expense) Income:
Unrealized gain on marketable equity security	1,182	3,091	(62)%	182	3,091	(94)%
Change in contingent consideration	(11,543)	(2,400)	381%	(22,394)	(2,400)	833%
Other non-operating income, net	532	539	(1)%	193	1,864	(90)%
Total Other (Expense) Income	$(9,829)	$1,230	(899)%	$(22,019)	$2,555	(962)%
Income before income taxes	$(16,448)	$52,576	(131)%	$77,930	$93,570	(17)%
Tax expense	(1,726)	(55,987)	(97)%	28,063	(55,465)	(151)%
Net Income	$(14,722)	$108,563	(114)%	$49,867	$149,035	(67)%
Revenue and grant income for the three months ended September 30, 2026 was $54.5 million as compared to $104.3 million for the same period in 2025, a decrease of $49.8 million or (48)%. Revenue for the nine months ended September 30, 2026 was $283.9 million as compared to $183.1 million for the same period in 2025, an increase of $100.8 million or 55%. The decrease for the three months ended September 30, 2026 was primarily due to the lower net sales price of DefenCath due to the CMS reimbursement dynamics with the post-TDAPA period that started for DefenCath on July 1, 2026. The increase for the nine months ended September 30, 2026 is due to higher demand of DefenCath along with the inclusion of the Melinta Portfolio in 2026.

For the three months ended September 30, 2026 and 2025, Product sales were $48.6 million and $101.5 million, respectively, representing a decrease of $52.9 million or 52%. For the nine months ended September 30, 2026 and 2025, Product sales were $264.9 million and $180.4 million, respectively, representing an increase of $84.5 million or 47%. The increase for the nine months ended September 30, 2026, was primarily due to sustained DefenCath demand, including with the onboarding of our large dialysis customer mid-last year, along with the addition of Melinta revenue. The decrease from the three months ended September 30, 2026 was primarily related to the lower net pricing of DefenCath associated with the transition to the post-TDAPA add-on adjustment for CMS reimbursement of dialysis treatments. Product sales during the periods consist primarily of sales of DefenCath and reflect the shipment of DefenCath to direct customers and specialty distributors, net of estimates for applicable variable consideration, which consists primarily of distribution service fees, prompt pay and other discounts, product returns, chargebacks, rebates and volume incentive rebates, shelf-stock adjustments and data fees, and includes a change in accounting estimate for certain Medicaid and returns' sales allowances of $5.0 million and $14.0 million during the three and nine months ended September 30, 2026, respectively. Revenue from the Melinta Portfolio represents $31.4 million and $84.1 million of product sales in the three and nine months ended September 30, 2026.
Contract revenue reflects $2.6 million and $10.7 million for the three and nine months ended September 30, 2026, respectively, related to milestone, royalty, and inventory revenue under Melinta’s licensing agreements. Contract revenue for the three and nine months ended September 30, 2025 was $2.7 million. The increase in the year to date period is due to the inclusion of Melinta late in the third quarter of 2025, while lower compared to the three months ended September 30, 2025 due to BARDA revenue being included in contract revenue in 2025 but included in Grant income in 2026.
Grant income reflects $3.3 million and $8.3 million, respectively, earned under the BARDA agreement for the three and nine months ended September 30, 2026. There was no comparative grant income in the three and nine months ended September 30, 2025 as BARDA revenue was recorded in contract revenue in 2025.
The following is a summary of our Total Revenue between the DefenCath sales and the contribution from the Melinta Portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product Sales:
DefenCath	$17,181	$88,766	$180,811	$167,584
Melinta Portfolio	31,441	12,781	84,068	12,781
Total Product Sales, net	48,622	101,547	264,879	180,365
Contract Revenue	2,642	2,729	10,690	2,729
Grant Income	3,255	-	8,308	-
Total Revenue and Grant Income	54,519	104,276	283,877	183,094
Cost of Sales for the three months ended September 30, 2026 was $14.2 million as compared to $7.6 million for the same period in 2025, an increase of $6.6 million, or 88%. Cost of sales for the nine months ended September 30, 2026 was $40.7 million compared to $10.9 million in 2025, an increase of $29.8 million, or 273%. Cost of revenues include direct and indirect costs related to the manufacturing and distribution of DefenCath and the Melinta Portfolio, including product cost, packaging services, freight, and an allocation of overhead costs that are primarily fixed such as salaries, benefits and insurance. The increase from 2025 to 2026 is primarily due to higher volume of DefenCath sales and the acquisition of Melinta in August 2025.
Amortization of Intangibles assets was $10.3 million and $3.6 million for the three months ended September 30, 2026 and September 30, 2025, an increase of $6.7 million, or 184%. Intangible asset amortization for the nine months ended September 30, 2026 was $30.9 million compared to $3.7 million in 2025, an increase of $27.2 million or 728%. The increase was due to the intangible assets acquired in connection with the acquisition of Melinta completed in the third quarter of 2025.
Research and Development Expense ("R&D") expense for the three months ended September 30, 2026 was $7.0 million, an increase of $1.9 million, or 38%, from $5.1 million for the same period in 2025. R&D expense for the nine months ended September 30, 2026 was $20.9 million compared to $10.7 million in 2025, an increase of $10.2 million or 95%. The increase was driven primarily by increased personnel and clinical trial services related to pediatric programs for certain Melinta Portfolio products, as well as increased activities supporting additional DefenCath indications.
Selling and Marketing Expense ("S&M") expense was $11.7 million for the three months ended September 30, 2026, an increase of $0.5 million, or 4%, from $11.2 million for the same period in 2025. S&M expense for the nine months ended September 30, 2026 was $36.7 million compared to $22.0 million, an increase of $14.7 million, or 66%. The increase was primarily due to higher personnel cost associated with the larger product portfolio and marketing programs resulting from our acquisition of Melinta. The increase was partially offset by the cost of operating two sales teams in the third quarter of 2025.
General and Administrative Expense ("G&A") expense for the three months ended September 30, 2026 was $17.9 million, a decrease of $7.6 million, or 30%, from $25.5 million for the same period in 2025. G&A expenses for the nine months ended September 30, 2026 was $54.7 million, an increase of $10.1 million, or 23% from the nine months ended

September 30, 2025 of $44.6 million. The increase was primarily attributable to higher costs associated with operating as a combined company following the merger, including increased facilities, personnel, patent-related costs, information technology infrastructure, and PDUFA program fees for our branded products. In addition, general and administrative expense increased due to higher branded prescription drug fees driven by growth in product sales. The increase was partially offset by merger related cost incurred in the three and nine months ended September 30, 2025 as a result of the Melinta acquisition.
Unrealized gain on marketable security represents the change in fair value for its marketable equity securities in Talphera, a publicly-traded biotechnology company. For the three months and nine months ended, September 30, 2026, we recognized $1.2 million and $0.2 million gain respectively related to the change in fair value of the Talphera stock. As the investment was purchased in the third quarter of 2025, the unrealized gain for both the three and nine months ended September 30, 2025 was $3.1 million.
Change in contingent consideration for the three and nine months ended September 30, 2026, we recognized a change in the fair value of contingent consideration of $11.5 million and $22.4 million, primarily driven by the changes in the present value of expected payments resulting from lower discount rates with the Company's revised forecast and discount accretion. As the merger closed in the third quarter of 2025, change in contingent consideration was $2.4 million for the three and nine months ended September 30, 2025.
Other non-operating income was $0.5 million of income for the three months ended September 30, 2026 consistent with the prior-year period. Other non-operating (expense) income for the nine months ended September 30, 2026 was $0.2 million of income compared to $1.9 million of income for the same period last year, a decrease of $1.7 million, or 90%. The change was primarily due to interest expense on our $150.0 million aggregate principal amount of convertible senior notes due 2030, which were issued during the third quarter of 2025, and partially offset by interest income on cash and short-term investments.
Tax expense (benefit) was $1.7 million for the three months ended September 30, 2026, compared to a $56.0 million tax benefit for the same period in the prior year. Tax expense for the nine months ended September 30, 2026 was $28.1 million compared to a $55.5 million tax benefit in the same period of 2025. The tax expense for the current period reflects estimated federal and state income taxes. In contrast, the prior year we had partially released a valuation allowance related to US Federal net operating losses.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, we had cash, cash equivalents and short-term investments of $355.2 million, excluding restricted cash of $1.0 million, compared to $148.5 million as of December 31, 2025, excluding restricted cash of $1.0 million. Our primary sources of liquidity continue to be cash generated from operations, cash on hand, and available capital raising capacity. As of September 30, 2026, $11.6 million of our common stock remained available for potential sale under our at-the-market issuance sales agreement, and $15.0 million remained available under our shelf registration statement.
In the third quarter of 2026, we entered into an arrangement with a customer pursuant to which the parties agreed to extend certain volume-based contractual rebate payments beyond existing payment terms. We agreed to sequester the cash required to settle the net obligations by issuing a letter of credit, for which the customer will be the beneficiary through the settlement of the liabilities. We intend to establish the letter of credit in the fourth quarter of 2026 totaling approximately $85 million. In connection with the letter of credit, we are required to maintain an equal amount of cash in a collateral account, which will be classified as "restricted cash" on the balance sheet. We do not expect the level of restricted cash will impact our ability to operate both in the normal course of business and as a going concern.
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 was $218.3 million, compared to $80.6 million for the nine months ended September 30, 2025. Cash flows from operating activities were primarily driven by net income, adjusted for non-cash items, and changes in working capital, including accounts receivable and accrued liabilities. The period-over-period change was primarily attributable to higher net income driven by product sales and working capital contributions.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026 was $0.5 million, compared to $311.7 million used in investing activities for the nine months ended September 30, 2025. Investing activities during the period primarily consisted of proceeds from short-term investments converted into cash partially offset by capital expenditures to support the validation of new contract manufacturing organizations in connection with our initiatives to lower our products' costs of goods as well as to onshore the manufacture of our products, compared to the prior-year period, which included the purchase of Melinta.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $8.5 million, compared to $239.9 million in cash provided by financing activities in the nine months ended September 30, 2025. Financing activities during the current period primarily consisted of $17.5 million cash used under our stock repurchase program partially offset by $10.1 million of proceeds from sale of common stock from the at-the-market ("ATM") program, compared to the prior year period which included net proceeds generated from the proceeds from senior convertible notes, from our underwritten public offering of common stock and sale of our common stock in our ATM program.
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
In connection with the acquisition of Heron, as noted in the Overview, we entered into a $150 million senior secured term loan facility with Pharmakon. Under the facility, CorMedix expects to draw $75 million at the closing of the Heron asset acquisition, and an additional $75 million tranche may be drawn at CorMedix's discretion through June 30, 2028 to support future business development opportunities. Borrowings under the facility bear interest at a floating rate based on three-month Term SOFR, subject to a 3.50% floor, plus 5.75% per annum, with scheduled principal payments commencing in the fiscal quarter ending on or immediately following the third anniversary of the initial funding date and a final maturity five years following the initial funding date, subject to certain acceleration provisions. The facility is secured by substantially all of the assets of CorMedix and certain of its subsidiaries and contains customary affirmative and negative covenants, events of default and prepayment provisions.
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
We currently estimate that as of September 30, 2026, we have sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months from the issuance of these financial statements.
Contractual Obligations
There have been no material changes to our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of an additional commitment of $7.0 million for the purchase of the API for VABOMERE from the CMO in 2027.
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
    ●    We account for product revenue from the sale of our Products in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which entails our estimates and judgments primarily in determining the transaction price and more specifically as it relates to variable consideration associated with the contracts. Our customers are primarily located in the United States and consist primarily of outpatient service providers and to a lesser extent specialty wholesale distributors. Variable consideration pertaining to an allowance for product returns of short-dated or expired product requires estimation as our customers may have differing utilization, storage and distribution methods and we do not yet have significant historical trends specific to DefenCath. The Company’s product return accrual takes into consideration estimates of product held by its customers, the distribution channel, the shelf life of the product held by customers, as well as when the product is eligible for return based on our returns goods policy. We have established the estimate for returns based on specific customer circumstances, industry best practices and management experiences, which will continuously be refined as new information is received. At September 30, 2026, we had $10.9 million in accrued returns allowance including the balance recorded for the Melinta Portfolio.
Variable consideration pertaining to accrued Medicaid rebates requires estimation as our customers may have differing utilization rates of Medicaid coverage, different utilization within states which may be in either the primary or secondary positions, as well as general fluctuations in patient populations over time. Based on the relatively short time since product launch of DefenCath and the inherent lag time in states’ Medicaid processing, the utilization of information the Company has received is limited and, as such, there is a lack of significant historical trends for Medicaid utilization. The Company’s accrual does take into consideration its customers’ recent actual Medicaid utilization rates as well as anticipated Medicaid utilization rates. At September 30, 2026, the Company had $5.6 million in accrued Medicaid rebates, including the balance recorded for the Melinta Portfolio.
During the three months ended March 31, 2026 and three months ended September 30, 2026, the Company recorded a change in estimate related to variable consideration for Medicaid rebates and product returns. During the three months ended March 31, 2026 and September 30, 2026, the Company obtained new information regarding Medicaid utilization and updated its assumptions based on substantially completed historical claims data. Such estimates are subject to uncertainty due to the timing and completeness of claims processing. In addition, the Company updated its estimate of product returns as initial rate of return history for DefenCath recently became available, which was lower than previously estimated. For the three months ended September 30, 2026, the resulting changes in accounting estimates positively impacted net sales by $5.0 million and positively impacted income from continuing operations and net income by $4.5 million, net of taxes, and increased basic and diluted earnings by 0.06 and $0.06 per share, respectively. For the nine months ended September 30, 2026, the resulting changes in accounting estimates positively impacted net sales by $14.0 million, and positively impacted income from continuing operations and net income by $8.9 million, net of taxes, and increased basic and diluted earnings per share by $0.11 and $0.09 per share, respectively.
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
We record the different elements of contingent consideration resulting from a business combination at their respective fair values on the acquisition date. The purchase price of Melinta included contingent consideration related to certain tiered royalty payments based on future net sales, as well as to regulatory milestones associated with the acquired products. Over time, increases in fair value from the passage of time are accreted and recorded as non-cash interest expense in the consolidated statements of operations.
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
The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain acquired product-related intangible assets, including assets associated with the oritavancin product group (KIMYRSA and ORBACTIV), require significant management judgment regarding future net cash flows, including assumptions related to market demand, competitive dynamics, pricing, reimbursement, commercialization strategies and projected operating costs. Although management concluded that no impairment existed as of September 30, 2026, these estimates are inherently uncertain. It is reasonably possible that changes in facts and circumstances or revisions to key assumptions could materially affect projected cash flows and result in a material impairment charge in a future reporting period.
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
As of September 30, 2026, our convertible debt bears a fixed interest rate, so we have no variability as a result of changes in interest rates.
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
Item 4. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness in our internal control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

As previously disclosed, management identified a material weakness in internal control over financial reporting related to the operational effectiveness of a control designed to ensure adequate and timely review of significant, non-routine transactions. This material weakness resulted from capacity constraints within the finance function during a period of significant transaction activity, including a large acquisition and a convertible debt offering, and reliance on third-party accounting resources, and it has not been remediated as of September 30, 2026.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding our legal proceedings, see Note 9, Commitments and Contingencies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors.
Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2025 Form 10-K. There have been no material changes to the risk factors described in our 2025 Form 10-K, except for the following:

Our proposed acquisition of substantially all of the assets of Heron is subject to significant uncertainties and risks, including that the Acquisition may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the Acquisition may adversely affect our stock price, future business and financial results.

The consummation of the Acquisition is subject to certain customary closing conditions being satisfied or waived, as well as obtaining the requisite vote by Heron stockholders. There can be no assurance that the conditions to closing will be satisfied or waived, that the requisite vote by Heron stockholders will be obtained, or that other events will not intervene to delay or result in the termination of the Acquisition. If the Acquisition is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Acquisition will be completed and the related benefits will be realized.

Amendments made to the Agreement may have a material impact on our business, financial results and the trading price of our common stock.

The Acquisition is expected to be consummated in accordance with the terms of the Agreement. However, the Agreement may be amended and the closing conditions may be waived at any time by the parties thereto. Any amendment made to the Agreement, or waiver of the conditions to the closing of the Acquisition, could have a material adverse effect on our business, financial conditions and results of operations and could have an adverse effect on the trading price of our common stock.

We do not currently control Heron and will not control the business operations of Heron until completion of the Acquisition.

We do not currently control Heron. We will not obtain control of the business operations of Heron until the completion of the Acquisition. We cannot assure you that Heron will operate its businesses during the interim period in the same way that we would. The business we acquire could be negatively impacted before or after the closing as a result of previously unknown events or conditions occurring or existing before the Acquisition closes. Adverse changes in Heron’s business or operations could occur or arise as a result of actions undertaken, legal or regulatory developments, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond Heron’s or our control. A significant decline in the value of the assets to be acquired or a significant increase in the liabilities to be assumed could negatively impact our future business, operating results, cash flows, financial conditions or prospects following the closing of the Acquisition.

We will have limited recourse for breaches of Heron’s representations and warranties under the Agreement.

In connection with the Acquisition, we were given certain customary representations and warranties related to Heron’s business and the assets to be acquired. However, the representations and warranties of Heron do not survive the closing, and Heron will have no liability following the closing for any breach of its representations and warranties, other than in the case of fraud. As a result, we will generally bear the risk of any losses or damages resulting from any inaccuracy in or breach of such representations and warranties that is discovered after the closing. Heron’s post-closing indemnification obligations are limited to liabilities retained by Heron and its post-closing covenants and agreements, and even where we have a valid claim, there can be no assurance that Heron will have sufficient assets to satisfy such claim. Moreover, even if we ultimately succeed in recovering any amounts, we may temporarily be required to bear these losses ourselves.

We may be unable to successfully integrate our and Heron’s businesses in order to realize the anticipated benefits of the Acquisition or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of Heron with our business. We may be unable to realize the planned synergies from the Acquisition or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize following consummation of the Acquisition, the realization of which will depend on a number of factors.

The success of the Acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate Heron’s assets with our current operations. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the Acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period after completion of the Acquisition. In addition, the actual benefits of the Acquisition could be less than anticipated, or otherwise offset by other factors.

Our results after the Acquisition may suffer if we do not effectively manage our expanded operations following the Acquisition.

Following the Acquisition, the size and complexity of our business will increase beyond the current size of either our or Heron’s existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new products and product candidates and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the Acquisition or that we will realize the expected benefits currently anticipated from the Acquisition.

The business of Heron may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Heron have achieved or might achieve separately. The business and financial performance of Heron is subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers. We may be unable to achieve the same growth, revenues and profitability that Heron has achieved in the past.

We may assume liabilities in connection with the Acquisition that are not known to us.

Although we are acquiring substantially all of the assets of Heron and assuming only certain specified liabilities, the assets and liabilities we acquire may be subject to liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations, and we may be subject to claims that we are responsible for liabilities retained by Heron, including under theories of successor liability. The representations and warranties of the parties will not survive the consummation of the Acquisition, and Heron will have no liability following the closing for any breach of its representations and warranties, other than in the case of fraud. We cannot assure you that the limited indemnification available to us under the Agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the assets we acquire or the liabilities we assume. We may learn additional information about the acquired assets that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws, including healthcare, pricing and reporting laws applicable to the acquired products. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Our debt following the completion of the Acquisition will increase and could adversely affect our business.

In connection with the Acquisition, we expect to enter into a new credit facility, which would include a new $150,000,000 senior secured term loan facility, consisting of two tranches: (i) a term loan in an aggregate principal amount of $75,000,000 million, the proceeds of which we expect to draw to support the Acquisition, and (ii) a term loan in an aggregate principal amount of up to $75,000,000, the proceeds of which may be used to fund other certain acquisitions or in-licensing transactions involving commercial-stage pharmaceutical products.

The additional debt and other cash needs could have important consequences to us, including:

•requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as research and development, capital expenditures and acquisitions;
•restrictive covenants in our debt arrangements which could limit our operations and borrowing;
•the risk of rising market interest rates increasing our interests costs under the credit facility;
•subjecting substantially all of our assets, including intellectual property and our rights in certain key products, to first-priority liens securing this debt;
•increasing our vulnerability to general adverse economic, industry and regulatory conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry, due to the need to use our cash to service our outstanding debt; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

The issuance of our common stock to Heron under the Agreement will be dilutive to our stockholders.

Following the closing of the Acquisition, Heron will own 14,583,333 shares of our common stock. The number of shares was determined by dividing $105.0 million by $7.20 per share and is fixed, subject to customary adjustment for stock splits and similar events; it will not be adjusted for changes in the Company’s share price prior to closing. In addition, we may elect to pay up to $55.0 million of earn-out payments in shares of our common stock, subject to a cap of 19.9% of our common stock outstanding as of the closing. The shares received by Heron and Rubric are subject to a six-month lock-up following the closing, subject to certain exceptions, after which Heron may distribute its shares pro rata to its stockholders and open-market sales by Heron and Rubric will be subject to certain volume limitations, which will terminate if the resale registration statement is not timely declared effective or ceases to be available.

The market price of our common stock may drop significantly as a result of the resale of shares issued to Heron and Rubric, any distribution of such shares by Heron to its stockholders, or when the restrictions on resale lapse. These sales might also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that we otherwise would deem appropriate.

In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

Our current stockholders will have a reduced ownership and voting interest after the Acquisition compared to their current ownership and will exercise less influence over management.

Based on the number of issued and outstanding shares of Common Stock as of September 30, 2026, immediately after the Acquisition is completed, it is expected that the Heron stockholders will own approximately 18.3% of the outstanding shares of common stock on a pro forma basis. As a result of the Acquisition, our current stockholders will own a smaller percentage of the outstanding shares of our common stock than they currently own, and, as a result, will have less influence on our management and policies. In addition, we may issue additional equity from time to time.

The Heron stockholders will have significant influence over us after completion of the Acquisition.

Upon completion of the Acquisition, it is expected that the Heron stockholders will own approximately 18.3% of the outstanding shares of common stock on a pro forma basis. Although Heron and Rubric have agreed to certain voting commitments and standstill restrictions under their respective governance agreements, those commitments are subject to exceptions and ownership thresholds and will terminate no later than the third anniversary of the closing. As long as Heron and Rubric own or control a significant percentage of our outstanding voting power, they may be able to significantly influence corporate actions requiring stockholder approval, including the election and removal of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Such influence could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent stockholders from realizing a premium over the market price for our common stock.

Pursuant to the Seller Governance Agreement, for so long as Heron beneficially owns at least 10% of our outstanding common stock, subject to certain adjustments, Heron will be entitled to designate one individual who qualifies as independent and is reasonably acceptable to the Board for appointment or nomination to the Board.

The interests of Heron and Rubric may not align with our interests or the interests of our other stockholders.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Acquisition from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into acquisition agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Acquisition, the injunction may delay or prevent the Acquisition from being completed, which may adversely affect our business, results of operations and financial condition.

Our revenue and profitability may be adversely affected by DefenCath’s transition from TDAPA to the post-TDAPA add-on adjustment and broader reimbursement dynamics that could have a material adverse impact on DefenCath revenue.

While DefenCath has been approved for reimbursement in certain settings, we cannot be sure that reimbursement will continue to be available for DefenCath on favorable terms or will be covered by other payers. For example, on July 1, 2026, DefenCath’s TDAPA reimbursement transitioned into a post-TDAPA add-on adjustment, the calculation of which is determined by CMS. As a result of the methodology utilized by CMS, the level of reimbursement provided to institutions treating dialysis patients declined in the second half of 2026, and as a result, we experienced a corresponding reduction to the net pricing for DefenCath. Beginning in 2027, CMS will calculate the post-TDAPA add-on adjustment on a quarterly, rather than annual, basis using updated pricing and utilization data. Accordingly, the post-TDAPA add-on adjustment for DefenCath may change from quarter to quarter, which we anticipate will increase uncertainty regarding future reimbursement levels, the net pricing we may obtain for DefenCath and our ability to forecast revenues and results of operations. Any reductions in reimbursement resulting from these quarterly calculations, or volatility in the amount of the adjustment, could adversely affect demand for DefenCath, purchasing decisions by our customers and prospective customers, our revenues, profitability and cash flows.

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
None.
b) Use of Proceeds from Public Offering of Common Stock

None.
c) Purchases of Equity Securities by the Issuer
None.
Item 3. Default Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

Item 6. Exhibits.
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description
2.1**	Asset Purchase Agreement, dated November 8, 2026, by and between Heron Therapeutics, Inc. and CorMedix Inc.
10.1	Form of Voting and Support Agreement, by and among Heron Therapeutics, Inc., CorMedix Inc. and certain stockholders of Heron Therapeutics, Inc.
10.2	Seller Governance Agreement, dated November 8, 2026, by and between CorMedix Inc. and Heron Therapeutics, Inc.
10.3	Stockholder Governance Agreement, dated November 8, 2026, by and between CorMedix Inc. and Rubric Capital Management LP.
10.4
Loan Agreement, dated November 8, 2026, by and among CorMedix Inc., certain subsidiaries of CorMedix party thereto as guarantors, BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request; however, the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORMEDIX INC.

November 12, 2026	/s/ Joseph Todisco
	Name:	Joseph Todisco
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 12, 2026	/s/ Susan Blum
	Name:	Susan Blum
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)